Form 10QSB
period 1995-12-31
LORD ABBOTT INC
filed 1996-02-08
CIK 832370

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   December 31, 1995

                       Commission File Number:  33-21508

                               LORD ABBOTT, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Colorado                                            35-3574355
-------------------------------                            ------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                   13215 Braun Road, Golden, Colorado 80401
                   ----------------------------------------
                   (Address of principal executive offices)

                               (303) 477-3455
                        -----------------------------
                        Registrant's telephone number
                             including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__    No _____

As of January 8, 1996, 512,000,000 shares of common stock were outstanding.

                                FORM 10-QSB
                                    INDEX
                                                                  Page
                                                                 Number

Part I.  Financial Information

         Item 1. Financial Statements

                 Balance Sheet                                     3

                 Statement of Operations                           4

                 Statement of Cash Flows                           5

                 Notes to Financial Statements                    6-7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        8

Part II. Other Information and Signatures                          9

LORD ABBOTT, INC.
(A Development Stage Company)
BALANCE SHEETS
[CAPTION]
                                            Period Ended   Year Ended
                                              12/31/95      3/31/95
                                             (Unaudited)   (Audited)
                                            ------------   ----------
[C]                                          [S]           [S]
ASSETS

   Current Assets:

      Cash and Certificates of Deposit         $  5,864      $  8,967
                                               --------      --------
         TOTAL ASSETS                             5,864         8,967
                                               --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities                           13,575            75

   Stockholders' Equity
     Preferred Stock $.10 par value
     per share, 10,000,000 shares
     authorized and 0 shares issued                   0             0

   Common stock, no par value per
     share, 700,000,000 shares authorized
     and 512,000,000 and 512,000,000
     outstanding                                261,394       261,394
   Deficit accumulated during
     development stage                         (269,105)     (252,502)
                                               --------      --------
   Total Stockholders' Equity                    (7,711)        8,892
                                               --------      --------
         TOTAL LIABILITIES AND EQUITY          $  5,864      $  8,967
                                               --------      --------

The accompanying notes are an integral part of this statement.


LORD ABBOTT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
[CAPTION]
                                                                   Period from
                      For The     For The     For The    For The     8/15/86
                      Quarter     Quarter    9 Months     Year     (Inception)
                       Ended       Ended       Ended      Ended        to
                      12/31/95    12/31/94    12/31/95   3/31/95     3/31/95
                    (Unaudited) (Unaudited) (Unaudited) (Audited)   (Audited)
                    ----------- ----------- ----------- ---------- -----------
[S]                  [C]         [C]         [C]       [C]          [C]
Revenues:
  Interest income          $0          $0          $0         $0     $28,868
                      -------     -------     -------    -------     -------
    Total Revenues          0           0           0          0      28,868

Expenses:
  Bad Debts                 0           0           0          0     160,000
  Gen & admin           5,294         140      16,603      1,407     121,370
                      -------     -------     -------    -------    --------
    Total Expenses      5,294         140      16,603      1,407     281,370
                      -------     -------     -------    -------    --------
  Net Income(Loss)    ($5,294)      ($140)   ($16,603)   ($1,407)  ($252,502)
                      -------     -------     -------    -------    --------
Net Loss per share        $(-)        $(-)        $(-)       $(-)        $(-)

The accompanying notes are an integral part of this statement

LORD ABBOTT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
[CAPTION]
                                                                  Period from
                      For The     For The     For The    For The    8/15/86
                      Quarter     Quarter    9 Months     Year    (Inception)
                       Ended       Ended       Ended      Ended       to
                      12/31/95    12/31/94    12/31/95   3/31/95    3/31/95
                    (Unaudited) (Unaudited) (Unaudited) (Audited)  (Audited)
                    ----------- ----------- ----------- --------- -----------
[S]                   [C]         [C]       [C]        [C]        [C]
Cash Flows from
Operating activities:
  Net loss             ($5,294)    ($140)    ($16,602)  ($ 1,407)  ($252,502)

Changes in assets &
liabilities:
  Increase(decrease)
  in Accts. Payable      4,500       111       13,500       (550)         75
  Capital Contribution
  in lieu of payment                                                      50
                        ------      ----      -------     ------    --------
Cash provided by
operating activities      (794)      (29)      (3,102)    (1,957)   (252,377)

Cash provided by
investment activities:       0         0            0          0           0
                        ------      ----      -------     ------    --------
Net cash from
investing activities         0         0            0          0           0

Cash flow from
financing activities:
  Net proceeds from
  sale of stock              0         0            0     10,000     261,344
                        ------      ----      -------    -------    --------
Net cash provided by
financing activities         0         0            0     10,000     261,344
                        ------      ----      -------    -------    --------
  Net increase
  (decrease) in cash      (794)      (29)      (3,102)     8,043       8,967

CASH, BEGINNING          6,658       124        8,966        924           0
                        ------    ------      -------    -------    --------
CASH, ENDING            $5,864       $95       $5,864    $ 8,967    $  8,967

The accompanying notes are an integral part of this statement

LORD ABBOTT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies

ORGANIZATION

     Februum, Inc. (the "Company") was incorporated under the laws of the State of Colorado on August 15, 1986. On March 21, 1988, the Company amended its articles of incorporation to change its name to Lord Abbott, Inc. The Company is in the development stage as more fully defined in Statement
No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have just recently commenced, and activities to date have been largely limited to its formation and obtaining initial capitalization of $6,350 through the issuance of 22,000,000 shares of common stock, and the completion of its initial public offering (See Note E). The Company intends to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorship.

INCOME TAXES

     The Company has recorded no income tax benefit because it has incurred losses since its inception. Net operating losses can be carried forward for fifteen years.

NET LOSS PER SHARE

     The net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The common stock warrants (see Note D) which are common stock equivalents were excluded from the computation because their inclusion would have an anti-dilutive effect.

DEFERRED OFFERING COSTS

     Costs incurred in connection with the public offering were charged against common stock proceeds.

Note B - Incentive Stock Option Plan

     On August 15, 1986, the Company's Board of Directors authorized an Incentive Stock Option Plan and have reserved 10,000,000 shares of the Company's no par common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options. No stock options have been granted pursuant to the plan.

Note C - Preferred Stock

     The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of each series.

Note D - Public Offering of Common Stock

     The Company completed its offering of 30,000 units (maximum units to be sold) at a price of $10.00 per unit in a public offering which closed on August 11, 1988. Estimated net proceeds from the offering were $245,000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was formed on August 15, 1986 to evaluate, structure and complete a merger with, or acquisition of, other entities. The Company's activities to date have largely been limited to organizational matters, the completion of its initial public offering, and the October 12, 1988 signing of a Letter of Intent to acquire Good Hope Resources, Inc.

     The Company completed its public offering on August 11, 1988 from which it received net proceeds of approximately $245,000. With this funding the Company has begun its business activities but it will still remain an insignificant participant among the firms which engage in the acquisition of business opportunities.

     On October 12, 1988 the Company signed a Letter of Intent to acquire all the outstanding shares of Good Hope Resources, Inc. of West Palm Beach Florida. In conjunction with this transaction Lord Abbott Loaned $100,000 to Good Hope for a period of six months. No payments have been received on this note and it has been written off as worthless and the Letter of Intent has been terminated.

     The Company subsequently entered into a transaction with Platinum Productions, Inc. Platinum was a startup company currently arranging a series of live concert events to be presented on a pay-per-view basis through the cable television industry. The Company advanced $60,000 to Platinum as part of an anticipated merger dated November 24, 1992. Platinum has ceased operations and the Company has been forced to write off this investment.

     Management continues to actively seek out business opportunities for the Company and is optimistic that it will be successful in the near future.

     On March 31, 1995 the Company sold 460,000,000 common shares to Mark Moldenhauer, President of the Company, for the sum of $10,000. Mr. Moldenhauer has agreed to retire these shares for the repayment of $10,000 and if the Company completes a merger within a period of one year.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of matters to a vote of Shareholders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Forms 8-K
          None


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LORD ABBOTT, INC.


February 8, 1996                    By /s/ Mark R. Moldenhauer
                                       Mark R. Moldenhauer
                                       Chief Financial Officer