Form 10KSB
period 1996-03-31
LORD ABBOTT INC
filed 1996-06-18
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended: March 31, 1996

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from: _____ to _____

                      Commission file number: 33-21508

                               LORD ABBOTT, INC.
                (Name of small business issuer in its Charter)

           Colorado                                          35-3574355
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identfication No.)

                   13215 Braun Road, Golden, Colorado 80401
          (Address of principal executive offices, including zip code)

                              (303) 477-3455
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [X]

The Issuer's revenues for its most recent fiscal year were $ -0-.

As of June 1, 1996 512,000,000 shares of common stock, no par value, were outstanding.

To the best of management's knowledge, no purchasers or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

DOCUMENTS INCORPORATED BY REFERENCE: Registration Statement 33-21508, as amended, is incorporated into Part IV of this Report.

Transitional Small Business Disclosure Format (check one): Yes __   No X


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Lord Abbott, Inc. (the "Company") was formed under the laws of the State of Colorado on August 15, 1986 under the name Februum, Inc. On April 12, 1988, the Company changed its name to Lord Abbott, Inc.

     The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

     The Company sold 30,000 Units at $10.00 (each unit consisting of one thousand shares of the Company's no par value common stock, and one hundred common stock purchase warrants exercisable at $.02) in its initial public offering which was closed in August 1988 and the approximate net proceeds received was $240,000.00. The warrants included in the Units have expired.

     In October 1988, the Company signed a Letter of Intent to acquire the outstanding stock of Good Hope Resources, Inc. subject to the acquisition of financing to continue the development of certain coal properties in Venezuela. As part of the Letter of Intent the Company advanced $ 100,000.00 as a loan to Good Hope with the personal guarantee of Mr. Orin Atkins. In late 1991 Mr. Atkins filed personal bankruptcy and the Company has abandoned any hope of recovering anything from the loan.

     The Company subsequently entered into a transaction with Platinum Productions, Inc. Platinum was a start-up company arranging a series of five concert events to be presented on a pay-per-view basis through the cable television industry. The Company advanced $60,000 to Platinum as part of an anticipated merger dated November 24, 1992. Platinum has ceased operations and the Company has been forced to write off this investment.

     The Company is currently seeking other potential mergers and hopes to finalize a business transaction in the near future. (See "Management's Discussion and Analysis or Plan of Operations").

COMPETITION

     The Company will remain a minor participant among the firms which engage in seeking business opportunities. There are many other established firms with significantly greater capitalization and greater access to business opportunities. In view of the Company's combined limited financial resources and limited managerial experience, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company currently has no employees. While all of the Company's Officers and Directors have prior business experience which the Company considers to bevaluable, none of the Company's Officers or Directors has sufficient experience to be considered an expert in the field.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently maintains an office at 13215 Braun Road, Golden, Colorado 80401, for which it pays no rent.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock is traded on the over-the-counter market. The following table sets forth the range for high and low bid prices of the Company's securities for the periods indicated as reported by the NASD's Electronic Bulletin board. These prices are believed to be representative inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.
                                                        BID
            QUARTER ENDED                         HIGH       LOW

          December 31, 1994                       $0.0       $0.0

          March 31, 1995                          $0.0       $0.0
          June 30, 1995                           $0.0       $0.0
          September 30, 1995                      $0.0       $0.0
          December 31, 1995                       $0.0       $0.0

          March 31, 1996                          $0.001     $0.0

     (b)  HOLDERS.

          As of May 5, 1996, the Company had approximately 300 beneficial holders of record. This does not include shareholders who hold stock in their accounts at their broker/dealers.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended March 31, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of ($22,607) during the fiscal year ended March 31, 1996, which was primarily the result of the consultant's expense of $18,000 paid to the Company's President.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of March 31, 1996, the Company had no material commitments for capital expenditures.

     On March 28, 1995 the Company sold 460,000,000 shares of its restricted common stock to Mr. Moldenhauer for $10,000 which amount was paid on March 31, 1995. The purpose of these funds was to provide limited operating capital to allow the Company to actively pursue a business opportunity. Mr. Moldenhauer has agreed that if the Company is successful and it finds a business opportunity within one year, then he will offer to surrender these 460,000,000 shares to the Company for the payment of $10,000; and if the transaction with Datalink below is closed Mr. Moldenhauer will abide by this agreement.

     Due to the Company's extremely limited capital resources, the Company's ability to continue in operation is significantly in doubt.

     On May 31, 1996 the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of Datalink Systems Corporation. Datalink is a private wireless information services company based in Los Gatos, California. In conjunction with this possible acquisition the Company has called a shareholders meeting on June 14, 1996 to approve a name change to Datalink Systems Corporation, a one for 300 reverse stock split and the reincorporation of the Company to the state of Nevada. If the acquisition is successful there will be approximately 17,500,000 shares issued and outstanding after the close.

ITEM 7.  FINANCIAL STATEMENTS.

     Reference is made to the attached financial statements, pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     The Company changed its auditors from Doran Peck, C.P.A. P.C. to Davis & Co., CPA's, P.C. There are no disagreements with either auditors.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

      NAME             AGE              POSITIONS HELD AND TENURE

Mark Moldenhauer         42        President, Treasurer, Director and CFO
since
                                   August 15, 1986

Jules Wurzel             66        Director, Secretary since March 20, 1993

Thomas Johnson           55        Director since March 20, 1993

     There is no family relationship between any Director or Officer of the Company. The Company presently has no audit, compensation or nominating committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     MARK MOLDENHAUER - PRESIDENT, TREASURER AND A DIRECTOR. Mr. Moldenhauer has served as the President, Treasurer and as a Director of the Company since August 15, 1986. Mr. Moldenhauer presently holds various positions with other public and private companies. He is President, Treasurer and a Director of West Africa Minerals Corporation and Secretary of Mediconsult.com, Inc.
From July, 1984 until present he has served as President, Secretary, Treasurer and a Director of numerous other public companies. From 1976 until 1979, he was employed as a certified public accountant by Peat, Marwick, Mitchell & Co. Mr. Moldenhauer received a Bachelor of Arts Degree in political science from the University of Arkansas in 1975 and a Masters degree in Accounting from the University of Arkansas in 1976. Mr.
Moldenhauer will devote whatever time is reasonably necessary to fulfill his duties as an Officer and Director of the Company.

     JULES LEE WURZEL - SECRETARY AND DIRECTOR. Mr. Wurzel is retired and has significant business experience in mergers and acquisitions. Mr. Wurzel serves on the Board of directors of other public Companies.

     THOMAS JOHNSON - DIRECTOR. Mr. Johnson has significant experience in the cable industry. He is currently retired and devotes his time to the management of his investments.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     No executive officer received compensation in excess of $100,000 for the fiscal years ended March 31, 1996, 1995 or 1994. The Company currently pays MRM Consultants, Inc. a fee of $1,500 per month. MRM Consultants, Inc. is an entity controlled by Mr. Moldenhauer.

COMPENSATION OF DIRECTORS

     Directors do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 1, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                         AMOUNT AND
     NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
     OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS

     Mark R. Moldenhauer                 460,000,000              90.0%
     13215 Braun Road
     Golden, CO 80401

     Jules Lee Wurzel                        675,000               1.0%
     3100 South Monroe
     Denver, CO 80210

     Thomas Johnson                        2,648,900               0.5%
     1537 Shooting Star Drive
     Golden, CO 80401

     All Directors and Officers          463,232,900              91.5%
     as a Group (3 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER        DESCRIPTION                           LOCATION

 3.1     Articles of Incorporation,   Incorporated by reference to Exhibit 3
         as amended                   to the Company's Form S-18 Registration
                                      Statement (No. 33-21508)

 3.2     Bylaws                       Incorporated by reference to Exhibit 3
                                      to the Company's Form S-18 Registration
                                      Statement (No. 33-21508)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 1996. However, a Current Report on Form 8-K dated June 10, 1996 was filed by the Company on June 14, 1996 reporting a change in accountants.


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Lord Abbott, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Lord Abbott, Inc. at March 31, 1996 and the related statements of changes in stockholders' equity, operations and cash flows for the year ended March 31, 1996 and for the period from inception (August 15, 1986) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lord Abbott, Inc. at March 31, 1996 and the results of its operations and its cash flows for the year ended March 31, 1996 and for the period from inception (August 15, 1986) to March 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of ($275,126) at March 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           By /s/ Davis & Co., CPAs, P.C.
                              Davis & Co., CPAs, P.C.
                              Certified Public Accountants

Englewood, Colorado
May 29, 1996 except for Note 6
which is dated May 31, 1996


                     DORAN PECK, C.P.A., P.C.
               2121 South Oneida Street, Suite 636
                      Denver, Colorado 80224
              Bus. 303/758-1796     FAX 303/758-1825

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Lord Abbott, Inc.
(A Development Stage Company)
Golden, Colorado

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Lord Abbott, Inc. (A Development Stage Company) for the year ended March 31, 1995 and for the period from inception (August 15, 1986) to March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lord Abbott, Inc. (A Development Stage Company) for the year ended March 31, 1995 and for the period from inception (August 15, 1986) to March 31, 1995, in conformity with generally accepted accounting principles.

                                    By /s/ Doran Peck, C.P.A., P.C.
                                       DORAN PECK, C.P.A., P.C.

Certified Public Accountants
May 12, 1995


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                          Balance Sheet
                          March 31, 1996

ASSETS

Current asset
     Cash and cash equivalents                              $    4,360


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable - trade                               $       92
     Accrued expense payable to officer                         18,000

                                                                18,092

Contingency and commitment (Notes 2 and 6)

Stockholders' equity (deficit)
   Preferred stock, $.10 par value per
   share; 10,000,000 shares authorized
   and no shares issued

   Common stock, no par value per share;
   700,000,000 shares authorized; 512,000,000
   shares issued and outstanding at
   March 31, 1996                                              261,394

   Deficit accumulated during the development stage           (275,126)
                                                               (13,732)

                                                            $    4,360

The accompanying notes are an integral part of this statement.


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit)
For the Period From Inception (August 15, 1986) to March 31, 1989
And for the Years Ended March 31, 1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          Deficit
                                                        accumulated   Total
                                                         during de-  stock-
                                        Common stock      velopment  holders'
                                      Shares    Amount     stage      equity
     (as restated)
Shares issued as of August 15, 1986
  for cash of $.00224 per share to:
    Officer and director            18,000,000 $     134 $          $     134
    Related party                    1,000,000         8                    8
    Other                            1,000,000         8                    8

Shares issued:
  To an officer/director on 3/9/88
    for cash of $.001 per share        200,000       200                  200
  Shares issued to an unrelated
    party for cash of $.00333 per
    share                            1,800,000     6,000                6,000
  Pursuant to a public offering
    completed on 8/11/88 net of
    offering costs of $55,006       30,000,000   244,994    244,994
  Shares issued in exchange for a
    rental contribution                               50                   50

Net loss for the period from
    inception (August 15, 1986) to
    March 31, 1989                                          (16,070)  (16,070)

Balance at March 31, 1989           52,000,000   251,394    (16,070)  235,324

Net loss for the year ended
  March 31, 1990                                           (117,129) (117,129)

Balance at March 31, 1990           52,000,000   251,394   (133,199)  118,195

Net loss for the year ended
  March 31, 1991                                            (17,620)  (17,620)

Balance at March 31, 1991           52,000,000   251,394   (150,819)  100,575

Net loss for the year ended
  March 31, 1992                                            (20,720)  (20,720)

Balance at March 31, 1992           52,000,000   251,394   (171,539)   79,855

Net loss for the year ended
  March 31, 1993                                            (79,049)  (79,049)

Balance at March 31, 1993           52,000,000   251,394   (250,588)      806

The accompanying notes are an integral part of this statement.


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit) (Continued)
For the Period From Inception (August 15, 1986) to March 31, 1989
And for the Years Ended March 31, 1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          Deficit
                                                        accumulated   Total
                                                         during de-  stock-
                                        Common stock      velopment  holders'
                                      Shares    Amount     stage      equity
     (as restated)
Net loss for the year ended
  March 31, 1994                                               (507)     (507)

Balance at March 31, 1994           52,000,000   251,394   (251,095)      299

Shares issued to officer on
  March 29, 1995 for cash of
  $.0000217 per share              460,000,000    10,000               10,000

Net loss for the year ended
  March 31, 1995                                             (1,407)   (1,407)

Balance at March 31, 1995          512,000,000   261,394   (252,502)    8,892

Net loss for the year ended
  March 31, 1996                                            (22,624)  (22,624)

Balance at March 31, 1996          512,000,000 $ 261,394 $ (275,126)$ (13,732)

The accompanying notes are an integral part of this statement.


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                     Statement of Operations

                                                              For the period
                                                              from inception
                                    For the year ended          (August 15,
                                      ended March 31,            1986) to
                                     1996        1995         March 31, 1996

Interest income                   $        --  $       --       $   28,868

Expenses

  Consulting fees to officer           18,000                      101,500
  Bad debts                                                        160,000
  Fees and licenses                       776       1,097            3,079
  Travel and meals                                                   8,611
  Rent                                  2,250                       14,183
  Legal                                   676                        6,460
  Other general and
     administrative                       922         310           10,161
                                       22,624      (1,407)         303,994

Net loss                          $   (22,624) $   (1,407)      $ (275,126)

Weighted average number
  of shares                       512,000,000  55,780,822       93,974,958

Net loss per common share,
  as retroactively adjusted
  for forward split (Note 6)      $       (--) $      (--)      $    (.003)

The accompanying notes are an integral part of this statement.


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                             For the period
                                                             from inception
                                    For the year ended         (August 15,
                                      ended March 31,           1986) to
                                      1996       1995         March 31, 1996
Cash flow from operating
  activities:
    Net loss                        $(22,624)  $ (1,407)        $(275,126)
    Noncash items included
      in the net loss
    Bad debts                                                     160,000
    Capital contribution in
      exchange for rent                                                50

Changes in assets and
  liabilities:
    Increase (decrease)
      in accounts payable - trade         17       (550)               92
    Increase (decrease) in
      accrued expenses to officer     18,000                       18,000

      Net cash (used) by
        operating activities          (4,607)    (1,957)          (96,984)

Cash flow from investing
  activities:
    (Issuance) collection of
      notes receivable
    Investment in unrelated
      entity                                                     (160,000)
      Net cash provided (used)
        by investing activities                                  (160,000)

Cash flow from financing
  activities:
    Proceeds from sale of common
      stock                                      10,000           316,350
    Costs related to public
      offering                                                    (55,006)

      Net cash provided by
        financing activities                     10,000           261,344

Increase (decrease) in cash            (4,607)   (8,043)            4,360

Cash, beginning of period               8,967       924

Cash, end of period                 $   4,360  $  8,967         $   4,360

The accompanying notes are an integral part of this statement.


                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1:   SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

a.   ORGANIZATION

Lord Abbott, Inc. (the "Company") was incorporated as Februum, Inc. under the laws of the State of Colorado on August 15, 1986. On March 21, 1988, the Company amended its Articles of Incorporation to change its name to Lord Abbott, Inc. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced, and activities to date have been limited to its formation, obtaining initial capitalization, the completion of a public offering of its common stock, and limited investments and loans. Prior to the completion of the Company's public offering, the activity of the Company was limited to its formation and the issuance of 22,000,000 shares of its common stock. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons who or firms which desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.

b.   CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks. Cash equivalents are carried at cost which approximates market.

c.   INCOME TAXES

The Company has made no provision for income taxes because of financial statement and tax losses since its inception. As of March 31, 1996, the Company has net operating loss carryforwards available for income tax purposes as follows:

                     Fiscal Year
                    of Expiration          Amount

                        2004              $ 16,100
                        2005               117,100
                        2006                17,600
                        2007                20,700
                        2008                79,000
                        2009                   500
                        2010                 1,400
                        2011                 4,700
                                          $257,100
                                                            (Continued)

                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements

d.   NET LOSS PER COMMON SHARE

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued prior to the public offering is considered to be "cheap stock" as defined in SEC Staff Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.

e.   ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.   RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 1995 financial statements to conform to the March 31, 1996 presentation.

NOTE 2:   GOING CONCERN CONTINGENCY

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(275,126) at March 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3:   PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $.10 par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, by resolution upon the establishment of such series.

NOTE 4:   COMMON STOCK

a.   COMPLETION OF PUBLIC OFFERING

On August 11, 1988, the Company completed a public offering of its common stock. A total of 30,000 units were sold at $10 per unit resulting in net offering proceeds of $244,994 after deducting offering costs of $55,006.

                                                            (Continued)

                        LORD ABBOTT, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements

b.   INCENTIVE STOCK OPTION PLAN

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

NOTE 5:   RELATED PARTY TRANSACTIONS

The Company entered into an oral agreement with the President of the Company committing to use office space provided by its President on a rent-free basis as needed.

During the year ended March 31, 1996, and in certain periods prior to March 31, 1994, the Company's President received a consulting fee of $1,500 per month.

On March 29, 1995 the Company's Board of Directors authorized the sale of 460,000,000 restricted shares of common stock to the Company's president for $10,000 cash. This action was taken in order to provide the Company with limited funds in order to seek out a business transaction. The Company's president agreed to sell the shares back to the Company for $10,000 cash if the Company successfully completed a merger or acquisition by March 31, 1996.

NOTE 6:   SUBSEQUENT EVENT - COMMITMENT

On May 31, 1996 the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of Datalink Systems Corporation (Datalink). Datalink is a private wireless information services company based in Los Gatos, California. In conjunction with this possible acquisition the Company has called a shareholders meeting on June 14, 1996 to approve a name change to Datalink Communications, Inc., a 300 for one reverse stock split and the reincorporation of the Company to the state of Nevada.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  LORD ABBOTT, INC.

Dated: June 17, 1996              By: /s/ Mark R. Moldenhauer
                                      Mark R. Moldenhauer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE

/s/ Mark R. Moldenhauer       President, Treasurer,      June 17, 1996
Mark R. Moldenhauer           Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Jules Lee Wurzel          Secretary and Director     June 17, 1996
Jules Lee Wurzel

__________________________    Director
Thomas Johnson