Form 10-Q
period 1996-06-30
DATALINK SYSTEMS CORP /CA/
filed 1996-08-23
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996

                       Commission file number: 33-21508

                          DATALINK SYSTEMS CORPORATION
              --------------------------------------------------
            (Exact name of small business issuer in its charter)

          Nevada                                        35-3574355
- ------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                17420 High Street, Los Gatos, California 95032
           ---------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (408) 354-5604
                           -------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 16,638,683 shares of the Registrant's Common Stock outstanding as of June 30, 1996.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS

                                                                    Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 1996 and March 31, 1996                            2

     b.  Condensed Consolidated Statements of Operations
         Three months ended June 30, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to June 30, 1996                                            3

     c.  Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to June 30, 1996                                            4

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  5-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         7-8

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          8
ITEM 2.  CHANGES IN SECURITIES.                                      8
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        8
ITEM 5.  OTHER INFORMATION.                                          8
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            8-9

         SIGNATURES                                                  10

                                EXHIBITS

     INDEX TO EXHIBITS                                               10

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE                                      11

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                             June 30             March 31
                                               1996                1995
                                           -----------         -----------

     ASSETS:

Current assets:
  Cash and cash equivalents                $ 2,228,099         $  353,274
  Accounts receivable                           43,564             17,157
  Prepaid expenses                               5,547              5,491
                                           -----------         ----------
     Total current assets                    2,277,210            375,922

Fixed assets, net                              120,624             82,578
                                           -----------         ----------

     Total assets                          $ 2,397,834         $  458,500

     LIABILITIES:

Current liabilities:
  Accounts payable                         $    60,719         $   51,698
  Payable to related parties                    18,000             18,000
  Debentures payable                           130,000               --
                                           -----------         ----------
     Total liabilities                         208,719             69,698
                                           -----------         ----------

     SHAREHOLDERS' EQUITY

Common stock and other equity                3,630,473          1,384,718
Accumulated deficit                         (1,441,358)          (995,916)
                                           -----------         ----------
     Total shareholders' equity              2,189,115            388,802
                                           -----------         ----------

     Total liabilities and shareholders'
      equity                               $2,397,834          $  458,500

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                  Period from
                                                                  August 15,
                                          Three Months Ended      1986 (date
of
                                                June 30,          inception)
to
                                          1996         1995      June 30, 1996
                                        ----------   ----------
- -------------

Net sales                              $   21,916   $      249    $  117,974
Cost of sales                              12,019        3,326        60,585
                                       ----------   ----------    ----------
     Gross profit (loss)                    9,897       (3,077)       57,389
                                       ----------   ----------    ----------

Operating expenses:
  Research and development                 52,780       16,274       521,342
  Sales and marketing                      39,259       17,674       220,831
  General and administrative              367,316       13,873       793,280
                                       ----------   ----------    ----------
     Total operating expenses             459,355       47,821     1,535,453
                                       ----------   ----------    ----------
      Loss from operations                449,458       50,898     1,478,064

Other income (expense):
  Interest                                   --           --          28,868
  Government grants                         4,016         --           7,838
                                       ----------   ----------    ----------
     Net loss                          $  445,442   $   50,898    $1,441,358

Net loss per share                     $     0.20   $     0.03    $     4.01

Shares used in per share calculations   2,198,930    1,706,667       359,420

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Period from
                                                                  August 15,
                                            Three Months Ended   1986 (date of
                                                  June 30,       inception) to
                                              1996       1995    June 30, 1996
                                            ----------  --------
- -------------
Cash flows from operating
 activities:
   Net loss                                $ (445,442) $(50,898)  $(1,441,358)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation                               9,765     1,905        26,713
     Changes in assets and liabilities:
      Accounts receivable                     (26,407)   (2,571)      (43,564)
      Prepaid expenses                            (56)      --         (5,547)
      Accounts payable                          9,021    (8,750)       60,719
      Deferred revenue                             --    11,659           --
                                           ----------  --------   -----------
        Net cash used in operating
         activities                          (453,119)  (48,655)   (1,403,037)
                                           ----------  --------   -----------

Cash flows from investing activities:
  Acquisition of fixed assets                 (47,811)   (8,889)     (147,337)
                                           ----------  --------   -----------

Cash flows from financing activities:
  Issuance of convertible debentures          130,000       --        130,000
  Proceeds from sale of common stock        2,245,755    17,724     3,630,473
  Advances from related parties                   --     40,211        18,000
                                           ----------  --------   -----------
        Net cash provided by financ-
         ing activities                     2,375,755    57,935     3,778,473
                                           ----------  --------   -----------

Net increase(decrease) in cash and
  cash equivalents                          1,874,825       391     2,228,099

Cash and cash equivalents, beginning
  of period                                   353,274     8,967           --
                                           ----------  --------   -----------
Cash and cash equivalents, end of
  period                                   $2,228,099  $  9,358   $2,228,099

The accompanying noes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS (UNAUDITED):

     On June 27, 1996, Datalink Systems Corporation (formerly Lord Abbott, Inc.) acquired all of the outstanding common stock of Datalink Communications Corporation. For accounting purposes, the acquisition has been treated as a recapitalization of Datalink Communications Corporation with Datalink Communications Corporation as the acquirer.

     Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and the financial condition of the Company at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

     The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1996, contained in the Company's 1996 Annual Report to Shareholders.

NET LOSS PER SHARE:

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each period.

2.  ACQUISITION:

     On June 27, 1996, Datalink Systems Corporation (formerly Lord Abbott, Inc.) (the Company) completed the acquisition of 100% of the outstanding common stock of Datalink Communications Corporation (DSC) in exchange for shares of the Company's common stock. The Company issued a total of 16,465,316 shares of its common stock to the shareholders of DSC.

     In anticipation of the above acquisition, on June 18, 1996, the Company changed its domicile from Colorado to Nevada, changed its name from Lord Abbott, Inc. to Datalink Systems Corporation, and effected a 1-for-300 reverse stock split.

     Pursuant to the agreement, at closing, the Company issued to Westridge Capital Limited, as a finder's fee, a debenture in the principal amount of $130,000 which is convertible into 1,300,000 shares of the Company's common stock.

3.  FIXED ASSETS:
                                             June 30,         March 31,
                                               1996             1996
                                             --------        ---------
     Computer equipment                      $118,973         $60,422
     Furniture and fixtures                    10,375          36,363
     Computer software                         13,774             372
     Leasehold improvements                     4,245           2,369
                                             --------         -------
     Accumulated depreciation                  26,713          16,948
                                             --------         -------
                                             $120,624         $82,578

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

NET SALES
                                      Q1 '96       Q1 '95     Change
                                     -------    --------    --------
     Net sales                       $21,916       $249      $21,667

Net sales increased due to the Company realizing revenue from sales of services to customers during the quarter. In the first quarter of 1995, sales of services were just commencing.

GROSS PROFIT (LOSS)
                                      Q1 '96       Q1 '95     Change
                                     -------     --------    -------
     Gross profit (loss)             $9,897      $(3,077)    $12,974
     Percentage of net sales            45%      (1,235)%

Gross profit increased due to the Company experiencing economies of scale. In Q1'95, the Company was establishing an infrastructure to commence sales of services to customers.

RESEARCH AND DEVELOPMENT
                                      Q1 '96       Q1 '95     Change
                                     -------     --------    -------
     Research and development        $52,780     $16,274     $36,506
     Percentage of net sales            241%      6,536%

Research and Development expenses increased in absolute dollars, primarily due to increases in personnel and consulting expenses. Because of increased revenue, the expenses as a percentage of sales decreased. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.

SELLING AND MARKETING
                                      Q1 '96       Q1 '95     Change
                                     -------     --------    -------
     Selling and marketing           $39,259     $17,674     $21,585
     Percentage of net sales            179%      7,098%

Selling and marketing expenses increased in absolute dollars due to higher commissions (associated with higher sales), combined with increases in marketing literature and certain promotional expenses.

GENERAL AND ADMINISTRATIVE
                                      Q1 '96       Q1 '95     Change
                                     --------    --------    --------
     General and administrative      $367,316    $13,873     $353,443
     Percentage of net sales           1,676%     5,571%

General and administrative expenses for the quarter increased compared to the first quarter of 1995, largely due to increases in personnel, finders fees, and corporate organizational expenses.

OTHER INCOME (EXPENSE)
                                      Q1 '96       Q1 '95     Change
                                     -------     --------    -------
     Other income (expense)          $4,016      $    --     $4,016
     Percentage of sales                18%

Other income includes amounts received from the Canadian government to encourage the growth of small technology based organizations. These funds were not available to the Company in Q1'95.

NET LOSS
                                      Q1 '96       Q1 '95      Change
                                     --------    --------    --------
     Net loss                        $445,442    $50,988     $394,454
     Percentage of net sales           2,032%    20,477%

Net losses increased due to increases in general and administrative expenses required as a part of the starting up of the Company.

In addition, a wide variety of factors influence the Company's quarterly and annual operating results, any of which could materially affect revenues and profitability. These include, among others, business factors such as increases in competition and related pricing pressure, changes in distribution channels, variations in product mix, and potential problems and delays in new product development and introduction; as well as national economic and other factors, such as interest rates.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 1996, cash used in operating activities totaled $453,119, consisting primarily of increases in general and administrative expenses.

During July 1996, the Company completed a transaction in which it sold to an unaffiliated investor a Convertible Debenture in the principal amount of $2,000,000. The Debenture matures on July 1, 1998, and is convertible at any time prior thereto into shares of the Company's Common Stock at $2.00 per share. The investor was also issued a warrant to purchase up to 1,000,000 shares of the Company's Common Stock at $2.50 per share at any time prior to July 15, 1998.

The Company believes that existing cash balances will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 11.1 - Statement Regarding Computation of Net Loss Per Share (p.11)

     (b) A report on Form 8-K was filed by the Company during the period covered by this report. The form 8-K was dated June 27, 1996 and reported the acquisition of Datalink Communications Corporation under Items 1, 2 and 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION


Date:   August 14, 1996             By /s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive and Financial Officer)

                             INDEX TO EXHIBITS

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                    Filed herewith electronically

  27.     Financial Data Schedule               Filed herewith electronically