Form 10-Q
period 1996-09-30
DATALINK SYSTEMS CORP /CA/
filed 1996-11-22
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                         Commission file number: 0-21069

                          DATALINK SYSTEMS CORPORATION
            ----------------------------------------------------
            (Exact name of small business issuer in its charter)



           Nevada                                       35-3574355
------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

          2105 Hamilton Avenue, Suite 240, San Jose, California 95125
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (408) 558-0800
                           -------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 16,638,683 shares of the Registrant's Common Stock outstanding as of September 30, 1996.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         September 30, 1996 and March 31, 1996                         3

     b.  Condensed Consolidated Statements of Operations
         Three months ended September 30, 1996 and 1995 and
         Six months ended September 30, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to September 30, 1996                                        4

     c.  Condensed Consolidated Statements of Cash Flows
         Six months ended September 30, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to September 30, 1996                                        5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         8-9

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                           9
ITEM 2.  CHANGES IN SECURITIES.                                       9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                             9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         9
ITEM 5.  OTHER INFORMATION.                                           9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9

         SIGNATURES                                                  10
                                EXHIBITS
     INDEX TO EXHIBITS                                               11

     EXHIBIT 11.1  STATEMENT REGARDING COMPUTATION OF
                   NET LOSS PER SHARE

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,     March 31,
                                                  1996            1996
                                              (Unaudited)     (Unaudited)
                                              -----------     -----------
ASSETS:
Current assets:
  Cash and cash equivalents                    $2,471,792        $353,274
  Accounts Receivable                           1,210,096          17,157
  Prepaid expenses                                  9,689           5,491
                                               ----------      ----------
  Total current assets                          3,691,577         375,922

Equipment, net                                    215,707          82,578

Other assets, net                                  89,823             -
                                               ----------     -----------
  Total assets                                  3,997,107         458,500
                                               ----------     -----------
LIABILITIES AND SHAREHOLDER'S EQUITY/DEFICIT:
Current liabilities:
  Accounts payable                             $   90,051     $    51,698
  Payable to related parties                       18,000          18,000
  Convertible debentures                        2,130,000             -
                                               ----------     -----------
  Total current liabilties                      2,238,051          69,698

Deferred revenue, net                           1,940,934             -
                                               ----------     -----------
  Total liabilities                             4,178,985          69,698
                                               ----------     -----------
Commitments:

    SHAREHOLDERS' EQUITY

Common stock and other equity                   1,674,587       1,384,718
Accumulated deficit                            (1,856,465)       (995,916)
                                               ----------     -----------
  Total shareholders' equity/deficit             (181,878)        388,802
                                               ----------     -----------
  Total liabilities and shareholders           $3,997,107     $   458,500
  equity/deficit                               ----------     -----------
See accompanying notes.

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                                                             Period from
                                                                              August 15,
                                                                            1986 (date of
                                 Three months ended     Six months ended      inception)
                                   September 30,          September 30,      to Sept. 30,
                                  1996       1995        1996       1995         1996
                               ---------  ----------  ---------  ----------  ------------
Net sales                      $  37,847  $      305  $  59,763  $   12,144  $   155,821
                               ---------  ----------  ---------  ----------  -----------
Costs and operating expenses:
 Cost of sales                    22,078       1,358     34,097       2,387       82,663
 Research and development        104,747      58,684    157,527      13,821      626,089
 Sales and marketing             156,639      17,141    195,898      17,971      377,470
 General and administrative      248,257      43,478    615,573      61,695    1,041,693
                               ---------  ----------  ---------  ----------  -----------
  Total operating expenses       531,721     120,661  1,003,095      95,874    2,127,915
                               ---------  ----------  ---------  ----------  -----------
  Loss from operations          (493,874)   (120,356)  (943,332)    (83,730)  (1,972,094)
                               ---------  ----------  ---------  ----------  -----------
 Other income (expense)
  Interest                         5,666         -        5,666         -         34,534
  Government grants                 -            -        4,016         -          7,838
  Income from sale of
    technology                     7,907         -        7,907         -          7,907
  Canadian investment
    tax credit                    65,350         -       65,350         -         65,350
                               ---------  ----------  ---------  ----------  -----------
   Net loss                    ($414,951)  ($120,356) ($860,393)   ($83,730) ($1,856,465)
                               ---------  ----------  ---------  ----------  -----------
Net loss per share                 (0.02)    (0.0007)   (0.0099)    (0.0005)       (0.06)
Net loss per share
  (fully diluted)                  (0.02)    (0.0007)   (0.0097)    (0.0005)       (0.06)
                               ---------- ----------- ---------- ----------- -----------
Shares used in per share
  calculations                 16,738,683 162,117,662 87,186,615 162,117,662  32,435,947

Fully diluted shares used in   20,038,683 162,117,662 88,873,281 162,117,662  32,517,131
per share calculations

See accompanying notes.

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited)

                                               Six months ended    Period from August 15,
                                                September 30,     1986 (date of inception)
                                              1996         1995      to Sept. 30, 1996
                                           ----------   --------- -----------------------
Cash flows from operating activities:
 Net loss                                  $ (860,549)  $(119,834)     $(1,856,465)
 Adjustment to reconcile net loss to
 net cash used in operating activities:
  Depreciation/Amortization                    13,022         -             29,650
  Changes in assets and liabilities:
   Accounts receivable                     (1,192,939)        -         (1,210,096)
   Prepaid expenses                            (4,198)        -             (9,689)
   Deferred assets                            (89,823)        -            (89,823)
   Accounts payable                            38,353     119,329           90,051
   Advances from related parties                  -           -             18,000
                                           ----------   ---------      -----------
     Net cash used in operating
     activities                            (2,096,134)       (505)      (3,028,372)
                                           ----------   ---------      -----------
Cash used in investing activities:
 Acquisition of equipment                     146,151      18,859          245,357
                                           ----------   ---------      -----------
Cash flows from financing activities:
 Proceeds from sale of technology, net
 of transaction costs                       1,940,934         -          1,940,934
 Issuance of convertible debentures         2,130,000         -          2,130,000
 Proceeds from sale of common stock           289,869      14,490        1,674,587
                                          -----------   ---------      -----------
     Net cash provided by financ-
     ing activities                         4,360,803      14,490        5,745,521
                                          -----------   ---------      -----------
Net increase (decrease) in cash and
cash equivalents                            2,118,518      (4,874)       2,471,792

Cash and cash equivalents, beginning
of period                                     353,274      10,327              -
                                          -----------   ---------      -----------
Cash and cash equivalents, end of
period                                    $ 2,471,792   $   5,453      $ 2,471,792

See accompanying notes.

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any other interim period or for the full year. These financials statements should be read in conjunction with the Company's consolidated financial statements and notes contained in the Company's annual report on form 10-KSB for the fiscal year March 31, 1996 and on form 8-K filed during the period from April 1, 1996 through September 30, 1996.

2.  ACQUISITION:

On June 27, 1996, Datalink Systems Corporation (formerly Lord Abbott, Inc.) (the Company) completed the acquisition of 100% of the outstanding common stock of Datalink Communications Corporation (DCC) (formerly Datalink Systems Corporation or DSC) in exchange for shares of the Company's common stock. The Company issued a total of 16,465,316 shares of its common stock to the shareholders of DCC.

In anticipation of the above acquisition, on June 18, 1996, the Company changed its domicile from Colorado to Nevada, changed its name from Lord Abbott, Inc. to Datalink Systems Corporation, and effected a 1-for-300 reverse stock split.

Pursuant to the agreement, at closing, the Company issued to Westridge Capital Limited (Westridge), as a finder's fee, a debenture in the principal amount of $130,000 which is convertible into 1,300,000 shares of the Company's common stock.

3.  CONVERTIBLE DEBENTURES AND WARRANTS:

On July 1, 1996, the Company issued an unaffiliated investor a non interest bearing convertible debenture in the amount of $2,000,000. The debenture was convertible at any time prior to its maturity date of July 1, 1998 for 1,000,000 shares of the Company's common stock; subsequent to the quarter ending September 30, 1996, the debenture was converted to 1,000,00 shares of common stock. In conjunction with the above issuance, the Company issued to the same investor a warrant to purchase an additional 1,000,000 shares of common stock at $2.50 per share any time prior to July 15, 1998.

Westridge, also, exercised its debenture subsequent to the quarter ending September 30, 1996, and all 1,300,000 shares were issued.

The common stock issued to both the investor and Westridge was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Regulation S; the Company was a

"Reporting Issuer" under the provisions of the Securities Exchange Act of 1933, as amended, as such term is defined in Rule 902 under Regulation S, at the time of the sale of common stock; the Company was current in its reporting obligations under the Exchange Act at the date of sale; and the sales were made in "offshore transactions" as such term is defined in Rule 902.

4.  NET LOSS PER SHARE

Net income (loss) per share is computed by dividing net income (loss) the weighted average number of common and common equivalent, when dilutive, shares of common stock outstanding during each period. All calculations reflect the effects of the reverse split (300 to 1) of the merger of Lord Abbott, the original public shell, and the resulting issued and outstanding common stock of the Company.

The Company is a development stage company. The condensed consolidated statement of operations includes revenue and expenditures from August 15, 1986, the date of inception, through September 30, 1996, the interim quarterly reporting period. The outstanding debentures are deemed likely for conversion and all per share calculations reflect this assumption.

5.  FIXED ASSETS:
                                             September 30,   March 31,
                                                  1996         1996
                                               ----------   ----------
            Computer equipment                 $185,940       $60,422
            Computer software                     28,579           372
            Furniture & fixtures                  26,618        36,363
            Leasehold improvements                 4,220         2,369
                                              ----------    ----------
            Accumulated depreciation             (29,650)      (16,948)
                                              ----------    ----------
            Net fixed assets                    $215,707       $82,578

6.  DEFERRED REVENUE:

Deferred revenue represents amounts received pursuant to the sale of intellectual property technology and is as follows:

                                              September 30,    March 31,
                                                  1996           1996
                                              ------------     --------
    Sale of technology, net of transaction
    costs of $246,000                         $1,940,934            -
                                              ------------     --------

Deferred revenue is recognized over a period of 120 months using the straight line method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, without limitation those described in the Company's annual report on Form 10KSB or Form 8K which have been filed with the Securities and Exchange Commission. Actual results may differ materially.

NET SALES

Net sales for the second fiscal quarter of 1996 increased over the second fiscal quarter of 1995 by $37,542 and by $47,619 for the first half of fiscal 1996 as compared to the first half of fiscal 1995 due to the Company realizing revenue from sales of services to customers. Sales are almost exclusively Quotexpress customers in Canada. No significant sales are expected until the first calendar quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses increased in absolute dollars, primarily due to patent and trademark expenses and product development. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period. Expenditures for the second quarter of 1996 rose by 78% compared to the second quarter of 1995 and rose by 1,040% for the first half of 1996 compared to the first half of 1995.

SELLING AND MARKETING

Selling and marketing expenses increased in absolute dollars due to increased spending on advertising, marketing consulting, and marketing literature. Expenditures for the second quarter of 1996 rose by 814% compared to the second quarter of 1995 and rose by 990% for the first half of 1996 compared to the first half of 1995. The Company expects to continue to invest significantly in the area of selling and marketing expenditures as it implements its promotional strategy for its products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter increased compared to the first quarter of 1996 largely due to increased costs in the development of U.S. operations and key personnel travel between the US (San Jose) and the Canadian (Vancouver) locations. Expenditures for the second quarter of 1996 rose by 471% compared to the second quarter of 1995 and rose by 898% for the first half of 1996 compared to the first half of 1995.

OTHER INCOME (EXPENSE)

Other income includes an investment tax credit given by the Canadian government for scientifically related research and development costs, the recognition revenue from the sale of technology, and money market interest income from cash management.

ADDITIONAL COMMENTS

In addition, a wide variety of factors influence the Company's quarterly and annual operating results, any of which could materially affect revenues and profitability. These include, among others, business factors such as increases in competition and related pricing pressure, changes in distribution channels, variations in product mix, and potential problems and delays in new product development and introduction; as well as, national economic and other factors, such as interest rates.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 1996 cash and cash equivalents increased due principally to (1) the issuance of a $2,000,000 debenture and
(2) the sale of intellectual property technology to a Canadian investment company for $1,094,890 in cash and $1,099,950 as a short term note receivable. Details related to the sale of technology are contained in the Company's October 10, 1996 form 8K filing with the SEC.

Total net cash provided by financing activities for the six months ended September 30, 1996 was $4.36 million which was offset by cash used in operations of approximately $2.1 million and cash used in the acquisition of equipment of $146,000. The cash and cash equivalents balance at the end of the six months ended September 30, 1996 increased by a net of $2.1 million compared to a decrease in cash and cash equivalents of approximately $5,000 for the six month period ended September 30, 1995.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None.

ITEM 2.   CHANGES IN SECURITIES - None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b) Amendment No. 1 to Form 8-K was filed by the Company during the period covered by this report. The Form
          8-K was dated June 27, 1996 and reported the acquisition of Datalink Communications Corporation under Items 1, 2 and 7.

          The Company filed Form 8-K dated August 26, 1996 reporting information under ITEM 2. ACQUISITION OR DISPOSITION OF
          ASSETS, and ITEM 7. FINANCIAL STATEMENTS, PRO FORMA
          FINANCIAL INFORMATION AND EXHIBITS.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION


Date:   November 22, 1996           By/s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive and Financial Officer)

                             INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                    Filed herewith electronically

  27.     Financial Data Schedule               Filed herewith electronically