Form 10QSB
period 1996-12-31
DATALINK SYSTEMS CORP /CA/
filed 1997-02-19
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996

                         Commission file number: 0-21069

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

                              Yes [ X ]   No [   ]

There were 19,060,925 shares of the Registrant's Common Stock outstanding as of December 31, 1996.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 1996 and March 31, 1996                        3

     b.  Condensed Consolidated Statements of Operations
         Three months ended December 31, 1996 and 1995 and
         Nine months ended December 31, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to December 31, 1996                                        4

     c.  Condensed Consolidated Statements of Cash Flows
         Nine months ended December 31, 1996 and 1995 and
         the period from August 15, 1986 (date of inception)
         to December 31, 1996                                        5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         8-9

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                           9
ITEM 2.  CHANGES IN SECURITIES.                                       9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                             9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         9
ITEM 5.  OTHER INFORMATION.                                           9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9
         SIGNATURES                                                  10

                                EXHIBITS
     INDEX TO EXHIBITS                                               11

     EXHIBIT 11.1  STATEMENT REGARDING COMPUTATION OF
                   NET LOSS PER SHARE

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                              December 31,     March 31,
                                                  1996            1996
                                              (Unaudited)     (Unaudited)
                                              -----------     -----------
ASSETS:

Current assets:
  Cash and cash equivalents                    $2,535,757        $353,274
  Accounts Receivable                             106,844          17,157
  Prepaid expenses                                  9,634           5,491
                                               ----------      ----------
  Total current assets                          2,652,235         375,922

Equipment, net                                    307,317          82,578

Other assets, net                                 121,332             -
                                               ----------     -----------
  Total assets                                  3,080,884         458,500
                                               ----------     -----------
LIABILITIES AND SHAREHOLDER'S EQUITY:

Current liabilities:
  Accounts payable                             $   81,107     $    51,698
  Payable to related parties                                       18,000
                                               ----------     -----------
  Total current liabilties                         81,107          69,698

    SHAREHOLDERS' EQUITY

Common stock and other equity                   3,853,196       1,384,718
Accumulated deficit                              (853,419)       (995,916)
                                               ----------     -----------
  Total shareholders' equity                    2,999,777         388,802
                                               ----------     -----------
  Total liabilities and shareholders           $3,080,884     $   458,500
  equity                                       ----------     -----------
See accompanying notes.

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                 Three months ended    Nine months ended      inception)
                                   December 31,           December 31,        to Dec. 31,
                                  1996       1995        1996       1995         1996
                               ---------  ----------  ---------- ----------  ------------
Net sales                      $  28,403  $    3,331  $   88,166 $    3,887  $   184,224
                               ---------  ----------  ---------- ----------  -----------
Costs and operating expenses:
 Cost of sales                    54,783       6,532      88,880      8,937      137,446
 Research and development        197,763      31,728     501,290    127,525      969,852
 Sales and marketing             215,176      69,532     522,066    101,246      703,638
 General and administrative      427,339      65,762   1,156,175     89,238    1,582,139
                               ---------  ----------  ---------- ----------  -----------
  Total operating expenses      (895,061)   (173,559) (2,268,411)  (327,036)  (3,393,075)
                               ---------  ----------  ----------  ----------  -----------
  Loss from operations          (866,858)   (170,228) (2,180,245)  (323,059)  (3,208,857)
                               ---------  ----------  ---------- ----------  -----------
 Other income
  Interest                        29,436         -        57,318        -         86,186
  Government grants                9,124      61,320      13,140      7,300       16,962
  Income from sale of
    technology                       -           -     2,186,934        -      2,186,934
  Canadian investment
    tax credit                       -           -        65,350        -         65,350
                               ---------  ----------  ---------- ----------  -----------
   Net income (loss)           ($828,098)  ($108,908) $  142,497  ($250,059)   ($853,419)
                               ---------  ----------  ---------- ----------  -----------
Net loss per share                 (0.04)    (0.0007)        .01    (0.0015)       (0.70)

Net loss per share
  (fully diluted)                  (0.04)    (0.0007)        .01    (0.0015)       (0.70)
                               ---------- ----------- ---------- ----------- -----------
Shares used in per share
  calculations                 18,639,795 162,117,662 12,711,752 162,117,662   1,211,534

Fully diluted shares used in   19,134,360 162,117,662 12,761,928 162,117,662   1,215,174
per share calculations

See accompanying notes.

                   DATALINK SYSTEMS CORPORATION
                  (a development stage company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited)

                                              Nine months ended    Period from August 15,
                                                 December 31,     1986 (date of inception)
                                              1996        1995      to December 31, 1996
                                           ----------   --------- -----------------------
Cash flows from operating activities:
 Net loss                                  $  142,497   $(250,059)       $(853,419)
 Adjustment to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation/Amortization                    22,042       2,073           38,990
  Changes in assets and liabilities:
   Accounts receivable                        (89,688)        -           (106,845)
   Prepaid expenses                            (4,143)        -             (9,634)
   Other                                     (121,332)        -           (121,332)
   Accounts payable                            29,409       7,719           81,107
                                           ----------   ---------      -----------
     Net cash used in operating
     activities                               (21,215)   (240,267)        (971,133)
                                           ----------   ---------      -----------

Cash used in investing activities:
 Acquisition of equipment                    (246,780)          0         (346,306)
                                           ----------   ---------      -----------
Cash flows from financing activities:
 Repayment of advances from Affiliates        (18,000)    (17,868)             -
 Proceeds from sale of common stock         2,468,478     266,242        3,853,196
                                          -----------   ---------      -----------
     Net cash provided by financ-
     ing activities                         2,450,478     248,374        2,535,757
                                          -----------   ---------      -----------
Net increase in cash and cash
equivalents                                 2,182,483       8,107        2,535,757

Cash and cash equivalents, beginning
of period                                     353,274       8,967              -
                                          -----------   ---------      -----------
Cash and cash equivalents, end of
period                                    $ 2,535,757   $ 17,074      $ 2,535,757

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

Pursuant to the agreement, at closing, the Company issued to Westridge Capital Limited (Westridge), as a finder's fee, a debenture in the principal amount of $130,000 which was convertible into 1,300,000 shares of the Company's common stock.

3.  CONVERTIBLE DEBENTURES AND WARRANTS:

On July 1, 1996, the Company issued an unaffiliated investor a non interest bearing convertible debenture in the amount of $2,000,000. The debenture was convertible at any time prior to its maturity date of July 1, 1998 for 1,000,000 shares of the Company's common stock. During the quarter ending December 31, 1996, the debenture was converted to 1,000,00 shares of common stock. In conjunction with the above issuance, the Company issued to the same investor a warrant to purchase an additional 1,000,000 shares of common stock at $2.50 per share any time prior to July 15, 1998.

Westridge also exercised its debenture during the quarter ending December 31, 1996, and all 1,300,000 shares were issued.

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

The Company is a development stage company. The condensed consolidated statement of operations includes revenue and expenditures from August 15, 1986, the date of inception, through December 31, 1996, the interim quarterly reporting period. The outstanding debentures are deemed likely for conversion and all per share calculations reflect this assumption.

5.  FIXED ASSETS:
                                              December 31,   March 31,
                                                  1996         1996
                                               ----------   ----------
            Computer equipment                  $252,211       $60,422
            Computer software                     29,370           372
            Furniture & fixtures                  55,531        36,363
            Leasehold improvements                 8,876         2,369
            Other equipment                          319           -
                                              ----------    ----------
            Accumulated depreciation             (38,990)      (16,948)
                                              ----------    ----------
            Net fixed assets                    $307,317       $82,578

6.  INCOME FROM SALE OF TECHNOLOGY:

Income From Sale of Technology represents amounts received pursuant to the sale of intellectual property technology and is as follows:

                                              December 31,     March 31,
                                                  1996           1996
                                              ------------     --------
    Sale of technology, net of transaction
    costs of $246,000                           $1,940,934            -
                                              ------------     --------

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

NET SALES

Net sales for the third fiscal quarter of 1996 increased over the third fiscal quarter of 1995 by $25,072 and by $84,279 for the first three quarters of fiscal 1996 as compared to the first three quarers of fiscal 1995 due to the Company realizing revenue from sales of services to customers. Sales were almost exclusively Quotexpress customers in Canada. No significant sales are expected until the first calendar quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses increased in absolute dollars, primarily due to patent and trademark expenses and product development. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period. Expenditures for the third quarter of 1996 rose by $166,035 compared to the third quarter of 1995 and rose by $373,765 for the first three quarters of 1996 compared to the first three quarters of 1995.

SELLING AND MARKETING

Selling and marketing expenses increased in absolute dollars due to increased spending on advertising, marketing consulting, and marketing literature. Expenditures for the third quarter of 1996 rose by 209% compared to the third quarter of 1995 and rose by 416% for the first three quarters of 1996 compared to the first three quarters of 1995. The Company expects to continue to invest significantly in the area of selling and marketing expenditures as it implements its promotional strategy for its products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter increased compared to the third quarter of 1996 largely due to increased costs in the development of U.S. operations and key personnel travel between the US (San Jose) and the Canadian (Vancouver) locations. Expenditures for the third quarter of 1996 rose by 550% compared to the third quarter of 1995 and rose by 1,196% for the first three quarters of 1996 compared to the first three quarters of 1995.

OTHER INCOME (EXPENSE)

Other income includes an investment tax credit given by the Canadian government for scientifically related research and development costs, the recognition revenue from the sale of technology (See Note 6), and money market interest income from cash management.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1996 cash used in operating activities was only $21,215 due principally to the sale of intellectual property technology to a Canadian investment company for $2,186,934. Details related to the sale of technology are contained in the Company's October 10, 1996 form 8K filing with the SEC, as well as in Note 6.

Total net cash provided by financing activities for the nine months ended December 31, 1996 was $2.45 million which was offset by cash used in operations of approximately $21,000 and cash used in the acquisition of equipment of $247,000. The cash and cash equivalents balance at the end of the nine months ended December 31, 1996 increased by a net of $2.2 million compared to an increase in cash and cash equivalents of approximately $8,000 for the nine month period ended December 31, 1995.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None.

ITEM 2.   CHANGES IN SECURITIES - None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27   Financial Data Schedule   Filed herewith
                                                 electronically
     (b)  Reports on Form 8-K.   None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION

Date:   February 19, 1997           By/s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive and Financial Officer)

                             INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                    Filed herewith electronically

  27.     Financial Data Schedule               Filed herewith electronically

EXHIBIT 11.1
                   DATALINK SYSTEMS CORPORATION
                COMPUTATION OF NET LOSS PER SHARE
                           (unaudited)

                                                                              August 15,
                                                                             1986 (date of
                              Three months ended       Nine months ended      inception)
                                 December 31,             December 31,        December 31,
                               1996        1995         1996        1995         1996
                            -----------------------  -----------------------  ----------
PRIMARY:

Weighted average common
shares outstanding for
the period                  18,639,795  162,117,662  12,711,752  162,117,662   1,211,534
                            ----------  -----------  ----------  -----------  ----------
Shares used in per share
calculation                 18,639,795  162,117,662  12,711,752  162,117,662   1,211,534

Net loss                     ($828,008)   ($108,908)   $142,497    ($250,059)  ($853,419)

Net Loss per share              ($0.04)           0       $0.01     ($0.0015)    ($0.70)

FULLY DILUTED:

Weighted average common
shares outstanding for
the period                  19,134,360  162,117,662  12,761,928  162,117,662   1,215,174
                            ----------  -----------  ----------  -----------  ----------
Shares used in per share
calculation                 19,134,360  162,117,662  12,761,928  162,117,662   1,215,174

Net Loss                     ($828,008)   ($108,908)   $142,497    ($250,059)  ($853,419)

Net Loss per share              ($0.04)           0       $0.01     ($0.0015)     ($0.70)

Calculated in accordance with the guidelines of Item 601 of Regulation S-B.