Form 10KSB
period 1997-03-31
DATALINK SYSTEMS CORP /CA/
filed 1997-08-12
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: March 31, 1997

                      Commission file number: 0-21069

                        DATALINK SYSTEMS CORPORATION
               ----------------------------------------------
               (Name of small business issuer in its Charter)

           Nevada                                          36-3574355
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          2105 Hamilton Avenue, Suite 240, San Jose, California 95125
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (408) 558-0801
                        ---------------------------
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $196,891.

As of July 15, 1997, 19,182,925 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $4,950,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Datalink Systems Corporation (the "Company") was formed under the laws of the State of Colorado on August 15, 1986, for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. On June 19, 1996, the Company changed its name from Lord Abbott, Inc. to Datalink Systems Corporation and changed its domicile to Nevada.

     In August of 1988, the Company completed a public offering in which it received net proceeds of approximately $240,000.

     On June 19, 1996, the Company effected a one for three hundred reverse split of the shares of the Company's Common Stock outstanding. All financial information and share data in this Prospectus gives retroactive effect to this reverse split.

     On June 27, 1996, the Company issued 16,465,316 shares of its $.001 par value Common Stock to the holders of 100% of the outstanding common stock of Datalink Communications Corporation ("DCC") in an exchange transaction in which DSC became a wholly owned subsidiary of the Company.

     Unless the context otherwise requires, the term "Company" as used herein refers to Datalink Systems Corporation and its wholly owned subsidiaries Datalink Communications Corporation, and DSC Datalink Systems Corporation.

     The Company is in the business of developing and marketing information services for business and personal use, utilizing wireless and other emerging information delivery technologies. The Company has developed an information filtering, matching and messaging software engine which is utilized in each of the Company's services.

DESCRIPTION OF BUSINESS

     GENERAL

     Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "General" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's corporate mission is to be the market leader in the delivery of Personal Information Services, specializing in the notification and delivery of a wide variety of information for both the business and personal markets, using wireless and other emerging information delivery technologies. The Company's core strategy is to offer a variety of personal information services that provide information filtered according to individual customers' criteria, and deliver it using a variety of wireless data communications media. Information delivered using wireless media will typically be either short form, or will simply be notification of more lengthy information, which will be subsequently delivered using a less costly wire-line connection. Initially, one-way alphanumeric paging will be primarily utilized for wireless delivery, with other wireless data services including two-way messaging and PCS and digital cellular short message service being supported as these technologies are rolled out. Wire-line based delivery mechanisms will include fax and the Internet, with future technologies such as addressable cable TV being supported as they become available.

INDUSTRY BACKGROUND

     With over 42% of the work force mobile, or roughly 40 million people, wireless data communications is emerging as one of the most important strategic technologies of the 1990s. The Pelorus Group forecasts that with the increase in mobile workers there will be a significant increase in demand for wireless data services. They predict the number of mobile workers will increase from 40.5 million to 62.5 million workers by 2001.

     According to a report by the Yankee Group, there will be 62 million cellular/PCS subscribers and 55 million paging subscribers by the end of the decade. This report contends that there is considerable pent-up demand for wireless services. For example, of 871 non-cellular users surveyed, 24% said they wished they had wireless of any form. And, within that group, 16% said they are considering a wireless purchase, such as cellular or two-way messaging via PCS. The Pelorus Group corroborates the Yankee Group's predictions. Currently, according to the Pelorus Group, the total number of all business subscriptions in wireless data communications is 23 million subscribers. This is further divided into 19 million business subscribers for pagers (alerting only); 1.4 million for text messaging (short text messages on alphanumeric pagers); 680,000 data users (a subset of cellular users); 489,000 specialized data networks; and 1.45 million corporate private networks. The total 1995 revenue base for wireless data was nearly $2.5 billion. One-way paging was $1.7 billion (or 68% of the total). Messaging-computing support was $536 million (21%) and private networks accounted for 11%. According to the Pelorus Group, projected revenue for alerting and message/computing will be $10.9 billion. This represents a 374% increase from 1995 revenues of $2.3 billion. Alerting revenues will be $5.6 billion (54%) and Messaging/Computing will be $5.3 billion (48.6%). Wireless technology breaks down into one-way data, and two-way voice and/or data communications. One-way communications is best typified by current paging services. Some 31 million Americans carry pagers today, with more than half of those consumers using pagers for personal reasons. Opportunities also exist for to deliver its services using a variety of other existing and future personal communications technologies.
New services and enhanced versions of the Company s initial services will be subsequently offered, and will utilize the capabilities of future one-way and two-way mobile data technologies such as Digital Cellular Short Message Service (SMS), Addressable Cable TV and other emerging communications technologies as they become available.

     Future technology developments in the wireless messaging industry are expected to evolve and drive subscriber growth as users demand more sophisticated services and devices. Wireless technology breaks down into one-way and two-way communications.

     One-way communications is best typified by paging services. Industry sources indicate that there are approximately 34 million pagers in service in the United States--representing a penetration rate in excess of 13% of the population.

     Although the paging and messaging industry continues to be characterized by technological advances, certain basic characteristics are common to most one-way wireless messaging services. Paging is a one-way wireless messaging technology that uses an assigned frequency to contact a paging customer within a geographic service area. Each customer who subscribes to a paging service is assigned a specific telephone number (or a personal information number). The subscriber is contacted through this telephone number (or a personal information number) when the caller is connected, through the public-switched telephone network, with the paging service.

     While paging has been historically a one-way communications service, technology advances are now providing two-way capability for wireless messaging. In 1994, the FCC enhanced the potential for two-way messaging by allocating and auctioning new frequencies for two-way paging services. With the advent of two-way technology, the opportunity exists for the development of two-way messaging products and services that will include inexpensive stored voice and data acknowledgment paging services that complement the cellular and broadband personal communication services offerings.

     It is expected that the enhanced functionality of two-way messaging will attract new subscribers through value-added services such as voice messaging, wireless origination and delivery of e-mail, integration of wireless devices into corporate wide area and local area networks, database access and transaction services.

     The wireless industry in general and wireless messaging in particular are expected to experience significant subscriber growth into the next decade.

RISK FACTORS

     Shareholders or investors in shares of the Company's common stock should consider the following risk factors, in addition to other information in this Report.

     1. LIMITED OPERATING HISTORY, OPERATING LOSSES AND FLUCTUATIONS. The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. For example, for the year ended March 31, 1997, the Company had a net loss of approximately $5.3 million and had an accumulated deficit of approximately $6.9 million. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, increases in production and engineering costs associated with new products. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Management anticipates that the Company's average monthly revenue per subscription will decline in the foreseeable future due to increased competition and a higher mix of subscribers added through third party resellers.

     2. RESEARCH AND DEVELOPMENT EXPENDITURES. The Company expects that its net sales of existing information services may achieve approximate break-even within the next eighteen months. However, any positive cash flow from the Company's existing information services will be substantially used to fund development of the Company's next generation of information services, including without limitation, adapting existing information services to two-way messaging technology. There can be no assurance that revenue growth will be sufficient to fund research and development activities of the Company. Any failure to achieve revenue projections will have a material adverse effect on the Company's business, operating results and financial condition. Consequently, there can be no assurance that the Company's consolidated operations will ever become profitable.

     3. NO ASSURANCE THAT GROWTH STRATEGY WILL BE ACHIEVED. The Company has recently commenced operations in the United States and as of June 30, 1997 had a customer base of approximately 1,300 users. The Company anticipates it will be profitable if it can expand its customer base to 10,000 users. However, there can be no assurances the Company can achieve the desired growth.

     4. FUTURE CAPITAL NEEDS. The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development efforts with regard to next generation information services, market acceptance of the Company's products, and resources the Company devotes to marketing and distribution of its products. The Company's capital requirements will also depend on the extent of the resources required to expand engineering and development capacity and facilities, the extent to which the Company generates market acceptance and demand, and other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company may be required to raise additional funds through private or public financing, collaborative arrangements or other relationships. There can be no assurance that the Company will not require additional funding or that such additional funding, if required, will be available on terms attractive to the Company, if at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require the Company to relinquish rights to certain of its technologies, products or marketing territories.

     5. MARKET ACCEPTANCE. As stated above, the Company's customer base in the United States was approximately 1,300 on June 30, 1997. The Company's success will be dependent upon the consumers and third party resellers' active acceptance of the current information technology as developed by the Company and future generations developed by the Company. The Company is unable to predict how quickly, if at all, its products will be accepted. Any delay in market acceptance may have a material adverse effect on the Company's business, operating results and financial condition.

     6. INTENSE COMPETITION. The telecommunications and information services industry is a very competitive industry, and the Company will be competing with larger companies with greater resources, including such companies as Interpage Network Services, Inc. and InterNet Pager. The telecommunication and information services industry is characterized by rapid technological progress and intense competition from numerous organizations. New developments are expected to continue at a rapid pace. Many of the Company's competitors have significantly greater research and development, marketing, financial and human resources than the Company and represent significant long-term competition. If any of such competitors were to devote additional resources to the wireless information business or focus its strategy on the Company's marketing and product niches, the Company's results of operations could be adversely affected. There can be no assurance that in the future the Company will be able to develop and market products on a timely basis with sufficient features in order to remain competitive. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to compete directly with the Company. Any such factors may have a material adverse effect on the Company's business, operating results and financial condition.

     Continuing technological advances in the communications industry and regulatory and legislative developments make it impossible to predict the extent of future competition in the businesses in which the Company operates. Such technological advances and regulatory and legislative developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition.

     Certain competitors may also be able to use their substantial financial resources to increase the already substantial pricing competition in the markets in which the Company operates, which may have an adverse effect on the Company's results of operations. There can be no assurance that the Company's competitors will not succeed in developing services which are more effective than those developed by the Company or which would render the Company's technology and products less competitive or even obsolete.

     7. ADVERSE EFFECT OF SUBSCRIBER DISCONNECTIONS. The Company expects subscriber turnover as subscribers cancel for various reasons. Some industry analysts believe that both existing and prospective users will examine the World Wide Web and the Internet as an alternative to Company provided services. The results of operations of information service providers such as the Company are significantly adversely affected by subscriber disconnections. In order to realize net growth in active subscribers, disconnected users must be replaced, and additional users must be added. However, the sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers, and expenses associated with each new subscription exceed the sales price and service initiation fee received by the Company. There can be no assurance that the Company can replace subscribers that discontinue service and as such the loss of subscribers and the uncertainty regarding attracting and retaining new subscribers may have a material adverse effect on the Company's business, operating results and financial condition.

     8. ABILITY TO DEVELOP NEW PRODUCTS AND TECHNOLOGICAL CHANGES. The markets served by the Company are characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. The Company's markets can change rapidly as a result of innovation in computer hardware, software and communication technology. The Company's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its technology and introduce new services that meet customer demands. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures.

     An integral part of the Company's technology has been its proprietary software. Early releases of software often contain errors or defects. There can be no assurance that, despite extensive testing by the Company, errors will not be found in the Company's new product releases and services prior to or after commencement of commercial deployment, resulting in product redevelopment costs and loss of, or delay in, market acceptance. Once these products, processes and initiatives are introduced, no assurance can be given that they will be generally accepted and used, or that they will fill the strategic role that the Company intends for them.

     9.  DEPENDENCE ON KEY PERSONNEL.  Since the first fiscal quarter of
1997, the Company has experienced a significant expansion in its overall level of business, including research and development, marketing, technical support and sales. This expansion in the scope of the Company's business and operations has resulted in a need for significant investment in infrastructure and systems. The Company's future operating results will therefore depend on its ability to successfully implement operating and financial procedures and controls, to improve coordination among different operating functions, to strengthen management information systems and to continue to hire additional personnel, particularly in its customer service and engineering organizations. Although new management has taken actions intended to improve these areas, there can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results. In addition, the Company has recently effected changes in its management team. The success of the Company will be dependent, to a significant extent, upon the continued services of Nicholas Miller and Anthony LaPine. The loss or unavailability of Mr. Miller or Mr. LaPine in the future could have an adverse effect upon the Company's operating results.

     There can be no assurance that the Company's new management team and other new personnel can successfully manage the Company's rapidly evolving business, and failure to do so would have a material adverse effect upon the Company's operating results.

     10. RISK OF INTERNATIONAL OPERATIONS. The Company intends to expand internationally. The Company may seek joint venture partners in Australia and other Pacific Rim Countries. The success of such joint venture operations will depend substantially on the efforts of the Company's venture partner and may be impeded if disputes arise between the parties. International operations are subject to various risks not present in domestic operations such as fluctuations in currency exchange ratios, nationalization or variations in the protection of intellectual property rights, limitations on foreign investment, restrictions on the ability to convert currency and the additional expenses and risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and different cultural approaches to the conduct of business.

     11. OWNERSHIP OF MAILXPRESS TECHNOLOGY. On or about August 21, 1996, the Company entered into an agreement with Shalcor Investments, Inc. ("Shalcor"), whereby the Company sold, and Shalcor purchased, MailXpress software. In connection with the transaction, Shalcor granted to the Company an exclusive, worldwide right to use, modify and sublicense the MailXpress software during the term of the agreement. The term of the agreement continues until August 31, 2001, and can be extended for two additional two-year terms. However, Shalcor may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

     12. OWNERSHIP OF QUOTEXPRESS TECHNOLOGY. On or about May 6, 1997, the Company entered into an agreement with 605285 Ontario, Inc. ("Ontario "), whereby the Company sold, and Ontario purchased, QuoteXpress software. In connection with the transaction, Ontario granted to the Company an exclusive, worldwide right to use, modify and sublicense the QuoteXpress software during the term of the agreement. The term of the agreement continues until August 31, 2007, and can be extended for two additional two-year terms. However, Ontario may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

     13. INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     The Company may from time to time be notified by third parties that it may be infringing patents owned by such third parties. If necessary, the Company may have to seek a license under such patent or modify its products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patents, in which case the Company's business, operating results and financial condition could be materially adversely affected.

     14. LIMITED PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Although there presently exists a limited market for the Company's Common Stock, there can be no assurance that the market will become more active or that the market can be sustained. The investment community could show little or no interest in the Company in the future. As a result of this limited liquidity purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board. The Company intends to apply for listing on the NASDAQ Small Cap Market if and when it meets the listing requirements; however, before it could qualify, the Company must complete additional equity financing and its share price must be at least $3.00.

     15. COMPANY'S COMMON STOCK SUBJECT TO PENNY STOCK RULES. Broker-dealers who sell the Company's Common Stock are subject to the Securities and Exchange Commission Rules 15g-1 through 15g-9 of the Securities Exchange Act of 1934 that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). These rules require various disclosure documents to be delivered to the customer and impose various transaction related disclosure requirements concerning the market and the compensation of the broker-dealer and its sales personnel. For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rules may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of shareholders to sell their shares in the secondary market. The Company's securities will be exempt from these rules once the Company has completed an audit of a recent balance sheet showing that the Company has in excess of $2,000,000 in net tangible assets. There is no assurance when this audit will be completed or that it will show the necessary amount of assets.

     16. DIVIDENDS. No dividend has been paid on the Common Stock since inception and none is contemplated at any time in the foreseeable future.

     17. SHARES ELIGIBLE FOR FUTURE SALE. Of the shares of the Company's Common Stock outstanding, 16,738,683 are "restricted securities" and under certain circumstances may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Future sales of those shares under Rule 144 could depress the market price of the Common Stock in any market which may exist.

     18. PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders. There are currently no shares of Preferred Stock outstanding.

THE BUSINESS

     The Company is in the business of developing and marketing information services for business and personal use, utilizing wireless and other emerging information delivery technologies. The Company has developed an information filtering, matching and messaging software engine which is utilized in each of the Company's services.

     The Company's current information services include QuoteXpress and MailXpress. Each of the services provide information filtered according to individual customers' criteria, and deliver it using a variety of wireless and wire-line based data communications media.

     Information delivered using wireless media will typically be either short form, or will simply be notification of more lengthy information which will be subsequently delivered using a less costly wire-line connection.

     Initially, one-way alphanumeric paging will be primarily utilized for wireless delivery, with other wireless data services including two-way messaging and PCS and digital cellular short message service being supported as these technologies are rolled out.

     Wire-line based delivery mechanisms will include fax and the Internet, with future technologies such as addressable cable TV being supported as they become available.

THE PRODUCTS

     QUOTEXPRESS

     QuoteXpress provides detailed financial market quotations to investors via an alphanumeric pager within seconds of the specified event. Each end user may customize their service to his or her own portfolio and track a variety of indices or valuation characteristics, trading volume fluctuations, price fluctuations or price floors or ceilings.

     The QuoteXpress system monitors world wide financial market information, which potentially extends to over 200,000 issues traded on more than 100 exchanges in 30 countries. Monitored data include market index information and business company news from a variety of sources. This information is compared with customer profiles which indicate the specific issues, market indices and other information that each customer wishes to track together with customer specific reporting criteria that trigger the generation and transmission of messages. These reporting criteria include customer specific high and low threshold values, price change values, and daily levels for each issue. When QuoteXpress determines a match between the customer reporting criteria and the financial market information, it automatically transmits a message to the customer's alphanumeric pager.

     One of the most significant features of QuoteXpress is that the system monitors real time ticker data for all North American exchanges and generates and transmits customer messages virtually instantaneously. As a result, messages are typically received by users close to real time, within less than two minutes of the triggering event being reported on the ticker, with typical reporting delays of less than 60 seconds (this delay being due almost entirely to the message processing delays inherent in most paging and wireless data networks).

QuoteXpress quotation messages can include the following information:

     *    Stock symbol
     *    Last trade price
     *    Bid and ask prices
     *    Daily high and low
     *    Volume traded
     * Daily price change and price change indicator from previous day's close
     *    Last trade size
     * QuoteXpress message code (indicated why message was sent - i.e. which "alert" threshold was exceeded)
     *    Time of message receipt

     QuoteXpress also provides users with news headline information relating to press release or general news of companies in which a user is interested. The system receives news data from a variety of sources and transmits the headlines of news items to users concerning companies in which they have an interest.

     To date, the principal users of real time financial markets information have been professionals involved in the financial industry such as stock brokers and fund managers. These individuals typically require instant access to a wide variety of data for the purpose of providing price quotations to clients or performing detailed analysis of historical market data. For example, a stock broker is often called upon to provide an instant price quotation to a client for an issue traded on any of the North American, Asian or European markets. It is to meet these requirements, that traditional financial markets information systems such as brokers quotation terminals, have been designed.

     In contrast, individual investors are typically interested in a relatively small number of issues which comprise their portfolio, and additional issues that they may be considering buying or trading. Rather than requiring price quotations on demand, individual investors require to be alerted whenever unusual price movement occurs, or threshold prices representing buy or sell targets are achieved.

     QuoteXpress is primarily targeted at the individual investor market sector, and in particular at investors who trade their investments frequently. The Company's research has indicated that a high percentage of the Company's initial customer base will be comprised of upwardly mobile business professionals in the 30 to 50 year age bracket, having above average incomes, who are early adopters of technology.

     The Company intends to make future enhancements to QuoteXpress that will include (i) the ability to monitor additional financial markets and information, including futures and options; and (ii) enhanced functionality to utilize the capabilities of two-way wireless data and allowing users to adjust their filtering criteria, utilizing their wireless device.

     MAILXPRESS

     MailXpress caters specifically to e-mail users, and allows an e-mail user to be notified of incoming computer mail via an alphanumeric pager. The service also allows a customer to filter incoming e-mail, so that he or she is only notified of mail that meets defined criteria such as the name of the sender, subject matter, etc. MailXpress also offers the ability for users to retrieve their e-mail by having it sent to a fax machine or by using the world wide web. The Company currently offers three versions of MailXpress--the MailXpress Personal Edition, MailXpress Corporate Edition and MailXpress Lite.

     MailXpress Personal Edition. MailXpress Personal Edition is designed for individual users of e-mail who obtain e-mail service from an Internet or On-line services provider. MailXpress offers two types of alerts to an alphanumeric pager, a once-a-day alert for non-critical e-mail, and an individual alert for each piece of critical e-mail. The MailXpress system defines critical e-mail as mail that meets user defined filtering criteria in the form of keywords that may appear in the "From:", the "Subject:", or the body of the e-mail.

     MailXpress Corporate Edition. MailXpress Corporate Edition is scheduled for release in the fall of 1977, and is designed for corporate users of both internal and Internet based e-mail systems. MailXpress Corporate Edition differs from MailXpress Personal Edition in that it requires that e-mail be forwarded from the corporate mail server to the Company so that the Company can provide the MailXpress functionality.

     MailXpress Lite. MailXpress Lite is an entry level version of MailXpress personal edition, designed for existing users of numeric and alphanumeric pagers. MailXpress Lite notifies users that new e-mail has been delivered to their electronic mail box. The Company's strategy with respect to MailXpress Lite is to offer the service to existing pager users at nominal or no cost, and then subsequently upgrade them to a full featured version of MailXpress.

     The Company intends to develop additional functionality for MailXpress, including (i) the ability for users to adjust their e-mail filtering criteria using their wireless device; and (ii) the ability for users to request that a portion or the entire text of an e-mail message be delivered directly to their wireless device.

     MessageX. MessageX allows anyone with Internet access to send text messages directly to a MessageX user's alphanumeric pager or PCS phone. The sender does not need to know complex account numbers, PIN numbers or access codes. By eliminating the requirement of the sender to know PIN numbers or carrier specific message sending details, MessageX greatly simplifies the process of sending messages to users of PCS phones or pagers. All the sender needs to know is the MessageX user's e-mail address. MessageX uses proprietary patent pending technology developed by Datalink.

FUTURE INFORMATION AND COMMUNICATION SERVICES

     The Company plans to build on its current product line, and to develop a variety of new one-way and two-way services and receiver devices which offer more capabilities at increasingly lower prices. The Company's core technologies have been developed with the future in mind.

     The Company's information filtering, matching and messaging software engine, which is utilized in each of the Company's services, has been developed in a manner to facilitate development of a variety of one-way and two-way information services. As a result, the Company is able to develop new information systems in significantly less time than if such systems were designed from the conceptual stage.

     The Company has a variety of future products planned or under development, which are designed to utilize one and two-way alphanumeric paging technology and other two-way wireless technologies as they become available for the consumer market. These products will address a variety of areas including the following:

     * Additional financial markets information including futures, options and currencies

     *    Voice mail notification

     * ChargeAlert - provides instant notification of charges to a credit card

     *    Flight arrival and departure information

     *    Personalized traffic updates

     * Weather reports including general and specialty weather information for a variety of areas including agriculture and aviation

     * General news clipping notification and fax-back or e-mail (Internet) services

     *    Real Estate related services

     *    Horse racing odds and results

     *    General sports results and odds

     *    Local entertainment information

     *    Telephone directory information

     * Time or event driven retrieval of user defined Internet based information.

OWNERSHIP OF MAILXPRESS TECHNOLOGY

     On or about August 21, 1996, the Company entered into an agreement with Shalcor Investments, Inc. ("Shalcor"), whereby the Company sold, and Shalcor purchased, MailXpress software. In connection with the transaction, Shalcor granted to the Company an exclusive, worldwide right to use, modify and sublicense the MailXpress software during the term of the agreement. The term of the agreement continues until August 31, 2001, and can be extended for two additional two-year terms. However, Shalcor may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

ONERSHIP OF QUOTEXPRESS

     On or about May 6, 1997 the Company entered into an agreement with 605285 Ontario, Inc. ("Ontario"), whereby the Company sold, and Ontario purchased Quotexpress software. In connection with the transaction, Ontario granted to the Company an exclusive, worldwide right to use, modify and sublicense the Quotexpress software during the term of the agreement. The term of the agreement continues until August 31, 2007, and can be extended for two additional two-year terms. However, Ontario may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

SALES AND MARKETING STRATEGY

     The Company's customers include individuals, corporations and other organizations that desire affordable communication services offering substantial mobility, accessibility and the ability to receive timely information. With respect to the QuoteXpress Service, the target markets are professionals and individual investors interested in monitoring the financial markets. With respect to the MailXpress Service, the target markets are all individuals and corporations who utilize e-mail.

     The Company utilizes a number of distribution channels to market its services, including direct response advertising, direct mail, trade shows, news letters, the world wide web and strategic alliances. Management believes that a diversified approach to marketing and sales is important to accomplish penetration of the United States market, especially the consumer market.

     In order to expand its customer base as rapidly as possible, the Company has established, and intends to continue to establish, strategic alliances with key suppliers of complementary products or services to those offered by the Company, and other major players in the wireless communications industry. Certain of these strategic alliances are discussed below.

     PAGENET RESELLER AGREEMENT. The Company has entered into a re-seller agreement with PageNet Inc., the largest paging carrier in North America. The PageNet network utilizes the latest alphanumeric flex paging technology, and uses frequencies in the 900 MHZ band, which enable superior and extensive coverage extending to all of the major centers of population. The re-seller agreement enables the Company to re-sell paging services to its customers
either under the Company or PageNet brand names.   The agreement offers the
Company pricing and terms which are on par with those offered to other major PageNet re-sellers such as MCI and Sprint.

     STOCK BROKERAGE FIRMS. The Company has entered into an agreement with TD Green Line Investor Services which enables the Company to advertise QuoteXpress to the TD Green Line customer base throughout Canada. TD Green Line Investor Services is one of the largest discount brokerage firms in Canada with over 450,000 client accounts of which over 250,000 are active. The agreement provides for joint marketing and advertising campaigns with TD Green Line, and further provides that TD Green Line clients subscribing to QuoteXpress are billed through their brokerage account, with TD remitting the QuoteXpress billing revenues (less a 5% processing fee) to the Company on a monthly basis. The current term of the Agreement is one year, subject to earlier termination for cause.

     The Company has also entered into a verbal agreement with Hongkong Bank Discount Trading, a subsidiary of Hongkong Bank ("HBDT") to enable the Company to market QuoteXpress to HBDT's clients. The agreement provides for joint marketing and advertisement campaigns. The agreement further authorizes HBDT to distribute pre-payment coupons for the QuoteXpress service. The Company will credit HBDT clients' accounts with the value of the coupon when they subscribe for QuoteXpress service, and HBDT reimburses the Company for 50% of the value of the coupon. The Company's relationship with HBDT is predominantly a verbal agreement, and may be terminated by either party at any time.

COMPETITION

     The Company is participating in a highly competitive industry, with competition from both large and small service providers. Certain of the companies have substantially greater financial, technical and other resources than the Company.

     Industry participants offering a service which competes with MailXpress include Interpage Network Services, Inc., InterNet Pager, CompuServe, PageMart, Metrocall, Inc., CID Technologies, Infinite Technologies, Innosoft International, inc., Norwood ltd. and GTE Socket Communications.

     The Company believes it can distinguish MailXpress from competing products based upon MailXpress' filtering capabilities--the alerting criteria for signaling receipt of e-mail, such as key word, sender and/or topic.

     Industry participants which provide services which compete with QuoteXpress include Data Broadcasting Corporation, Notable Technologies, Intelligent Information Incorporated and Reuters.

     Technological advances in the telecommunications industry have created, and are expected to continue to create, new services and products competitive with the services offered by the Company. There can be no assurance that the Company will not be adversely affected as new competitive technologies become available and are implemented in the future.

EMPLOYEES

     At March 31, 1997, the Company had 25 full-time employees, approximately 9 of whom were engaged in sales and marketing, 3 in customer service, and 6 in finance and administration. No employees of the Company are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's sales, marketing and customer support facilities are located in San Jose, California. The Company occupies a 2,000 square foot headquarters facility under a lease which expires in September of 1999. The monthly rent for this facility is approximately $5,000. The Company's research and development group is located in Vancouver, British Columbia, where the Company leases approximately 2,200 square feet for a monthly rent of approximately $5,000 under a lease which expires August 31, 2000. The rent for the Vancouver office increases approximately 10% per year.

     The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future, however, the Company anticipates further expansion and development within its space to accommodate its increased activities. Should the Company need additional space, management believes it will be able to secure such additional space at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "DASY". The following table sets forth the high and low bid quotations for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board since June 25, 1996, when the Company's common stock resumed trading for the first time in the last three years. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID     LOW BID
             ------------------            --------     -------
             June 30, 1996                  $4.00        $3.00
             September 30, 1996             $4.00        $1.125
             December 31, 1996              $3.125       $1.625
             March 31, 1997                 $3.437       $1.375

     (b) HOLDERS. As of March 31, 1997, the Company had approximately 370 beneficial holders of the Company's common stock.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During June 1996, the Company issued a total of 16,465,316 shares of its common stock, which securities were not registered under the Securities Act of 1933, as amended, to the shareholders of Datalink Communications Corporation ("DCC") in connection with the acquisition of DSC in a transaction which was closed on June 27, 1996.

          The Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and each certificate was issued with a standard Rule 144 restrictive legend. Each shareholder executed an investment letter in which they represented, among other things, that they were acquiring the shares for investment only. All of the U.S. residents who received shares were "accredited investors."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     Net sales increased from $ 0 in 1996 to $196,891 in 1997. The net sales increased primarily from higher sales of the QuoteXpress product. The Company successfully brought the QuoteXpress product to market during 1997. Sales during 1997 were predominantly in Canada, with the remainder in the United States. Initially all sales were in Canada, but over the course of the fiscal year sales have increased at a higher rate for United States sales than for Canadian sales.

     Cost of sales are the costs of providing paging services to subscribers. These costs primarily consist of pager rental fees, stock exchange fees, telecommunication charges and an allocation of overhead such as salaries, rent, and utilities. These costs increased from $0 in 1996 to $159,058 in 1997. The gross margin percentage of 19% in 1997 should improve as sales volumes increase, and fixed overhead costs are spread over more subscribers.

     Research and development expenses were $65,482 in 1996 and $544,585 in 1997, and represented 277% of net sales in 1997. Most of the Company s product development efforts during these periods were focused on QuoteXpress, MailXpress and MessageX products. The Company anticipates that the dollar amount of research and development expenses will increase in the future as a result of its continuing commitment to the development of new products.

     Sales and marketing expenses were $113,070 in 1996 and $1,023,492 in 1997, and represented 520% of net sales in 1997. Sales and marketing expenses have increased due to increases in the number of marketing and sales personnel, additional sales and advertising promotional expenses, and facilities related expenses needed to address sales opportunities and better support customers using the products. Sales and marketing expenses will increase in the future as a result of the Company s continuing commitment to increase sales and expand the subscriber base.

     General and administrative expenses were approximately $1.2 million in 1996 and $3.9 million in 1997. General and administrative expenses have increased due to the Company establishing the necessary infrastructure. These expenses should increase as the Company grows, but the marked increase experienced from the prior year should not occur in future years.

          Technology owners fee of $273,750 represents amounts due the buyers of the technology under provisions of the sale agreement dated August 21, 1996. Amount represents a portion of the annual fee for the quarter ended March 31, 1997. The fee due owners commences January 1, 1997.

     Amortization of the technology advance was $136,201 in 1997. The increase in other income is due principally to the amortization of the advance on the sale of technology for $2,200,000 partially offset by expenses associated with the sale of approximately $290,000. The Company anticipates that there will be additional technology sales in future years.

     Interest income increased from $3,448 in 1996 to $409,820 in 1997. The increase is due to interest earned on excess cash balances and on the note receivable due from the technology sale. Interest earned related to the note receivable approximated $273,750.

     Income taxes payable to federal, state and local authorities were $0 in both 1996 and 1997 due to the net loss position of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception the Company has funded its operations primarily through issuances of capital stock, and through the sale of technology. Cash flows used in operations were $(2,491,162) in 1997 and ($486,623) in 1996.

     As of March 31, 1997, the Company had $1,916,509 in cash and cash equivalents. Working capital increased to $1,467,334 from $189,134. The Company has a letter of credit with the Bank of California for $50,000 which was required by the pager rental company as a part of the pager rental agreement. The Company anticipates that additional sales of technology, and an increased cash flow from operations will result in the continued strength of the working capital balance.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

      NAME              AGE        POSITIONS AND OFFICES HELD
-----------------       ---         ------------------------------------
Nicholas Miller         45         Chairman of the Board, Secretary,
                                   Treasurer and a Director

Anthony N. LaPine       54         President, Chief Executive Officer
                                   and Director

Thomas C. Bland         45         Chief Financial Officer

     There is no family relationship between any Director or executive officer of the Company. All Directors and Officers will hold office until the next Annual Meeting of Shareholders.

     The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the past five years.

     NICHOLAS MILLER has served as Chairman of the Board, Secretary, Treasurer and a Director of the Company since June 27, 1996. In June 1993, Mr. Miller founded the Company's wholly-owned Canadian subsidiary and he has continued to serve as its Chairman of the Board. From February 1987 until June 1993, he was the owner and President of Arundel Holdings Inc., a management consulting company which provided consulting services to emerging growth companies in the United States and Canada. From June 1987 until May 1988, he served as President of two companies: Tai Capital Corporation, a U.S. and Canadian based holding company specializing in the syndication of limited partnerships and in the financing of emerging growth companies; and Accessgroup, a company specializing in financial communications for public emerging growth and resource based companies. From February 1984 until February 1987, he was President and founder of Sona Systems Corporation, a company engaged in developing and marketing microcomputer software products. From March 1982 until February 1984, he was President and founder of Canada Microsystems Ltd., a wholesale distributor and developer of microcomputer based software products.

     ANTHONY N. LAPINE has served as President, Chief Executive Officer and a Director of the Company since June 27, 1996. Mr. LaPine's career began at IBM in 1964, where his technical achievements earned him several patents and "outstanding contribution" awards. His Data Synchronization invention (Patent 3,701,039) remains the state of the art in today's disk drives. In 1969, he was recruited as one of the founders of Memorex's Equipment Group where he was instrumental in giving birth to the floppy disk drive. He subsequently played a major role in Memorex's turnaround. After Memorex's first billion dollar revenue year, he was instrumental in the sale of Memorex to Burroughs, now Unisys. In 1981 Mr. LaPine was recruited to re-engineer Irwin/Olivetti where he orchestrated the invention of the first removal cartridge tape backup in personal computers. This development opened a new billion dollar market catapulting the company to profitability and an initial public offering. In 1983, he formed LaPine Technology, raising $30 million and launched the new 3-1/2 inch Winchester disk drive technology. He led his company's growth to a profitable $60 million in sales before selling the company to his alliance partners, Prudential and Kyocera, in 1987. In 1987 he formed The LaPine Group, a private investment and turnaround management firm which he owned and operated until December 1994. From December 1994 to June 1996, he served as CEO of Andor International, a company launched by Gene Amdahl. After reorganizing the company, Mr. LaPine negotiated its sale to the Fortel Group where he now serves as Chairman. He lectures in the Graduate School of Business at the University of San Francisco. He has served as Chairman of the Hoover Institution's Council on Economic Development and as a strategic advisor to the Russian government on the transition to capitalism. In 1993, he received the San Jose State University "Alumni Award of Distinction" and is the recipient of the Santa Clara University 1994 "Distinguished Engineering Alumni Award." He received a BSEE Cum Laude from San Jose State University in 1965, an MSEE from Santa Clara University in 1971, and an MBA from the University of San Francisco in 1986.

     Thomas C. Bland has served as the Company's Chief Financial Officer since March 15, 1997, after consulting for the Company since August 1996. Mr. Bland spends approximately 50% of his time on the Company's business and he spends the rest of his time as a self-employed financial consultant and serving as chief financial officer for two development stage private companies. From February 1993 until July 1996, he was employed by Coopers & Lybrand LLP as a senior audit manager and from January 1986 until January 1993, he was employed by Ernst & Young LLP as a senior audit manager. Mr. Bland received a Master of Science in Genetics from the University of Arizona in 1974, and a Bachelor of Science in Genetics from the University of California, Davis in 1973. He received his CPA license in 1989.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received compensation in excess of $100,000 for the fiscal years ended March 31, 1997. No executive officer received any compensation for the fiscal years ended March 31, 1996 and 1995.

                            SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION               AWARDS       PAYOUTS
                    -----------------------------   ---------------------------
                                                              SECURI-
                                                              TIES
                                                              UNDERLY-
                                           OTHER    RE-       ING              ALL
                                           ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ----  --------  -----  ------   --------  -------- ------- -------
Anthony LaPine,     1997  $195,000   -0-   11,000    -0-       700,000  -0-     -0-
 President                                 <FN1>

Nicholas Miller,    1997  $180,000   -0-   12,000    -0-       700,000  -0-     -0-
 Chairman of the                           <FN1>
 Board
_______________

<FN1>
Represents car allowance.

                OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options made to each of the Executive Officers named above during the fiscal year ended March 31, 1997.

                                          INDIVIDUAL GRANTS
                        ----------------------------------------------------
                         NUMBER OF     % OF TOTAL
                         SECURITIES    OPTIONS/SARs
                         UNDERLYING     GRANTED TO    EXERCISE
                        OPTIONS/SARs   EMPLOYEES IN    OR BASE    EXPIRATION
                         GRANTED(#)    FISCAL YEAR    PRICE($SH)     DATE
                        ------------   ------------   ---------   ----------
Anthony LaPine             700,000        34.4%          2.20       9/17/01
Nicholas Miller            700,000        34.4%          2.20       9/17/01


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                         SECURITIES       VALUE OF
                                         UNDERLYING       UNEXERCISED
                   SHARES                UNEXERCISED      IN-THE-MONEY
                   ACQUIRED              OPTIONS SARs     OPTIONS/SARs
                   ON                    AT FY-END        AT FY-END
                   EXERCISE              EXERCISABLE/     EXERCISABLE/
      NAME         (NUMBER)   REALIZED   UNEXERCISABLE    UNEXERCISABLE
---------------    -------    --------   -------------    -------------
Anthony LaPine       -0-        -0-       700,000 / 0        0 / 0
Nicholas Miller      -0-        -0-       700,000 / 0        0 / 0

EMPLOYMENT AGREEMENTS

     Effective May 1, 1996, Datalink Communications Corporation, the
Company's wholly owned subsidiary, entered into a three year employment agreement with Arundel Holdings, Inc., a company owned by Nicholas Miller and his wife, whereby Mr. Miller is to serve as the Company's Chairman of the Board and Secretary. The agreement also provides that Mr. Miller will receive a base salary of $180,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. In addition, subject to the achievement of certain mutually agreed upon performance goals, Mr. Miller will be paid an annual bonus equal to 100% of his base salary. Mr. Miller also receives a $1,000 per month car allowance. In the event that the Company terminates this agreement prior to the expiration of the three year term for other than cause or disability, or if Mr. Miller terminates the agreement for "good reason" (as defined in the Agreement), the Company is required to continue paying the salary and other benefits for the remainder of the term of the agreement. Mr. Miller also receives full health, dental, vision and disability insurance.

     On September 17, 1996, the Company entered into a Directors Agreement with Mr. Miller pursuant to which Mr. Miller serves as a Director of the Company. The Agreement provides that the Company will indemnify Mr. Miller to the fullest extent permitted by the Company's Articles of Incorporation and applicable laws. The Agreement also grants Mr. Miller options to purchase 700,000 shares of the Company's Common Stock at $2.20 per share.

     Effective May 1, 1996, Datalink Communications Corporation, the
Company's wholly owned subsidiary, entered into a three year employment agreement with Anthony LaPine, the Company's President, pursuant to which he receives a base salary of $240,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. In addition, subject to the achievement of certain mutually agreed upon performance goals, Mr. LaPine will be paid an annual bonus equal to 50% of his base salary. Mr. LaPine also receives a $1,000 per month car allowance. In the event that the Company terminates this agreement prior to the expiration of the three year term for other than cause or disability, or if Mr. LaPine terminates the agreement for "good reason" (as defined in the Agreement), the Company is required to continue paying the salary and other benefits for the remainder of the term of the agreement. Mr. LaPine also receives full health, dental, vision and disability insurance.

     Concurrently with the execution of the employment agreement, Mr. LaPine entered into a Stock Purchase Agreement pursuant to which he purchased 2,000,000 shares of the Common Stock of Datalink Communications Corporation (which were later exchanged for 2,000,000 shares of the Company's Common Stock), and as payment therefor Mr. LaPine executed a non-recourse promissory note in the amount of $1,500,000. The note bears interest at 5% per annum and the principal plus interest are due on or before April 1, 2001. As security for the note, Mr. LaPine granted the Company a security interest in the 2,000,000 shares of Common Stock.

     On June 26, 1996, the Company entered into a Loan Forgiveness Agreement with Mr. LaPine which provided that Mr. LaPine's $1,500,000 promissory note would be forgiven if Mr. LaPine has continued to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by Mr. LaPine under his Employment Agreement on May 1, 1999.

     On January 1, 1997, the Company and Mr. LaPine entered into an amendment to Mr. LaPine's employment agreement pursuant to which Mr. LaPine's base salary was dropped from $240,000 per year to $140,000 per year and the rate of his annual bonus was changed from 50% of $240,000 to 80% of $140,000.

     On January 2, 1997, the Company entered into a three year lease with Mr. LaPine and his wife whereby the Company leases from the LaPine's 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month.

     The Board of Directors has agreed that no bonuses will be paid to Messrs. LaPine and Miller until the Company has four consecutive profitable quarters. The performance goals for Messrs. LaPine and Miller will be established by a compensation committee of which a majority of the members will be independent directors.

EMPLOYEE STOCK OPTION PLAN

     During June 1996, the Board of Directors adopted the Employee Stock Option Plan (the "Plan") which was approved by the Company's shareholders on June 14, 1996. The Plan authorizes the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     During September 1996, the Company's Board of Directors granted a total of 2,680,800 options to a total of 21 employees and consultants. Except as disclosed below, all options have an exercise price of $2.00 to $4.00 per share. Included among the recipients were Anthony L. LaPine and Nicholas Miller, Officers and Directors of the Company, who received 700,000 options each, and Pamela LaPine, the wife of Anthony LaPine, who received 250,000 options. The options for the LaPine's and Mr. Miller have an exercise price of $2.20.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 30, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                    AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
Anthony LaPine                        3,200,000 <FN1>          15.8%
2105 Hamilton Avenue, Suite 240
San Jose, California  95125

Nicholas Miller                       2,933,333 <FN2>          14.7%
1590-1500 West Georgia Street
Vancouver, B.C.
Canada  V6G 2Z6

Silhouette Investments Ltd.           2,083,333                10.8%
4249 Hobson Road
Kelowna, B.C.
Canada  V1W 1Y4

Melanor Ltd.                          1,157,833                 6.0%
c/o George Davis Law Corp.
1100-100 Park Royal South
West Vancouver, B.C.
Canada  V7T 1A2

Medan Ltd.                            1,041,667                 5.4%
c/o George Davis Law Corp.
1100-100 Park Royal South
West Vancouver, B.C.
Canada  V7T 1A2

Peter A. Allard                       2,582,500 <FN3>          12.7%
Seawatch, The Garden
St. James, Barbados
British West Indies

All Officers and Directors            6,148,333 <FN1><FN2>     29.4%
as a Group (3 Persons)
___________________

<FN1>
Includes 700,000 shares underlying currently exercisable options held by Mr. LaPine, and 250,000 shares underlying currently exercisable options held by Mr. LaPine's wife, Pamela LaPine.
<FN2>
Includes 700,000 shares underlying currently exercisable options held by Mr. Miller, 150,000 shares held by Arundel Holdings, a company owned by Mr. Miller and his wife, and 937,500 shares held by Mr. Miller's wife, Linda Fraser.
<FN3>
Includes 1,000,000 shares underlying warrants held by Mr. Allard, and 100,000 shares held by Euphemia Trust.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF DATALINK COMMUNICATIONS CORPORATION

     On June 27, 1996, the Company issued 16,465,316 shares of its Common Stock to the holders of 100% of the outstanding common stock of Datalink Communications Corporation ("DCC") in an exchange transaction in which DSC became a wholly-owned subsidiary of the Company.

     The stock issuances were made pursuant to an Agreement Concerning the Exchange of Common Stock ("Agreement") between the Company and DSC. The terms of the Agreement were the result of negotiations between the managements of the Company and DCC. However, the Company's Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

     Among those persons receiving stock in this exchange were the following persons who became officers, directors or 5% shareholders of the Company:

                     Name                      Number of Shares
          ---------------------------          ----------------
          Nicholas Miller                          2,083,333
          Anthony LaPine                           2,000,000
          Silhouette Investments Ltd.              2,083,333
          Melanor Ltd.                             2,157,833
          Medan Ltd.                               1,041,667
          Peter Allard                               482,500

     Pursuant to the Agreement, Mark Moldenhauer, the former President and a Director of the Company, sold back to the Company at closing 1,533,333 shares of the Company's Common Stock for $10,000.

     Pursuant to the Agreement, at Closing, the Company issued to Westridge Capital Limited, as a finder's fee, a Debenture in the principal amount of $130,000 which was convertible into 1,300,000 shares of the Company's Common Stock at $0.10 per share. On October 11, 1996, Westridge Capital Limited converted its Debenture into 1,300,000 shares of the Company's Common Stock.

TRANSACTIONS INVOLVING THE COMPANY

     During July 1996, the Company completed a transaction in which it sold to an unaffiliated investor Peter Allard a Convertible Debenture in the principal amount of $2,000,000. The Debenture matures on July 1, 1998, and is convertible at any time prior thereto into shares of the Company's Common Stock at $2.00 per share. Mr. Allard was also issued a warrant to purchase up to 1,000,000 shares of the Company's Common Stock at $2.50 per share at any time prior to July 15, 1998. Mr. Allard also received certain registration rights. On October 14, 1996, Peter Allard exercised his right to convert the Debentures and the Company issued for 1,000,000 shares of its Common Stock.
In connection with the closing of the Peter Allard transaction in July 1996, the Company issued 100,000 shares of its Common Stock to the Euphemia Trust for services rendered in connection with the transaction. Peter Allard beneficially owns the shares issued to Euphemia Trust.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                      LOCATION
-------     -----------------------------    --------------------------------
  3         Articles of Incorporation and    Incorporated by reference to
            Bylaws                           Exhibit Nos. 2 and 3 to the
                                             Registrant's Form 8-A filed
                                             on July 22, 1996 (No. 0-21069)

 10.1       Agreement Concerning the         Incorporated by reference to
            Exchange of Common Stock         Exhibit No. 10 to the Regis-
            Between Datalink Systems         trant's Form 8-K dated June 27,
            Corporation and Datalink         1996
            Communications Corporation

 10.2       Application Software Purchase    Incorporated by reference to
            Agreement between Datalink       Exhibit No. 10.1 to the Regis-
            Systems Corporation and          trant's Form 8-K dated August 26,
            Shalcor Investments              1996

 10.3       Management and Marketing         Incorporated by reference to
            Agreement between Datalink       Exhibit No. 10.2 to the Regis-
            Systems Corporation and          trant's Form 8-K dated August 26,
            Shalcor Investments              1996

 10.4       8% Secured Term Note             Incorporation by reference to
                                             Exhibit No. 10.3 to the Regis-
                                             trant's Form 8-K dated August 26,
                                             1996

 10.5       Employment Agreement with        Attached
            Nicholas Miller, dated
            May 1, 1996

 10.6       Employment Agreement with        Attached
            Anthony LaPine dated May 1,
            1996

 10.7       Amendment No. 1 to Employment    Attached
            Agreement with Anthony LaPine
            dated January 1, 1997

 10.8       Lease Agreement with Anthony     Attached
            and Pamela LaPine dated
            January 2, 1997

 10.9       Loan Forgiveness Agreement       Attached
            with Anthony LaPine dated
            June 28, 1996

 10.10      Directors Agreement with         Attached
            Nicholas Miller dated Septem-
            ber 17, 1996

 10.11      Application Software Purchase    Incorporated by reference to
            Agreement between Datalink       Exhibit No. 10.1 to the Regis-
            Systems Corporation and          trant's Form 8-K dated May 6,
            605285 Ontario Inc.              1997

 10.12      Management and Marketing Agree-  Incorporated by reference to
            ment between Datalink Systems    Exhibit No. 10.2 to the Regis-
            Corporation and 6045285 Ontario  trant's Form 8-K dated May 6,
            Inc.                             1997

 10.13      6% Secured Term Note             Incorporated by reference to
                                             Exhibit No. 10.3 to the Regis-
                                             trant's Form 8-K dated May 6,
                                             1997

 22         Subsidiaries of the              Attached
            Registrant

 24.1       Consent of Coopers & Lybrand,    Attached
            LLP

     (b) REPORTS ON FORM 8-K. Only one Report on Form 8-K was filed during the fourth quarter of the Company's fiscal year ended March 31, 1997. A report dated February 5, 1997 was filed to report the sale of 100,000 shares of the Company's common stock under Regulation S.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                              F-2

Financial Statements:

     Consolidated Balance Sheets, March 31, 1997 and 1996      F-3

     Consolidated Statements of Operations for the years
     ended March 31, 1997 and 1996 and for the period
     from June 15, 1993 (date of inception) to March 31,
     1997                                                      F-4

     Consolidated Statements of Stockholders' Equity
     for the period from June 15, 1993 (date of inception)
     to March 31, 1997                                       F-5 and F-7

     Consolidated Statements of Cash Flows for the years
     ended March 31, 1997 and 1996 and for the period
     from June 15, 1993 (date of inception) to March 31,
     1997                                                    F-8 and F-9

     Notes to Financial Statements                           F-10 to F-18

                REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Datalink Systems Corporation:

We have audited the accompanying consolidated balance sheets of Datalink Systems Corporation (a company in the development stage) as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended and for the cumulative period from June 15, 1993 (date of incorporation) to March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datalink Systems Corporation (a company in the development stage) as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the cumulative period from June 15, 1993 (date of inception) to March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $6,935,606 at March 31, 1997 that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to those matters are also described in Note 2, to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

San Jose, California
June 19, 1997

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
       CONSOLIDATED BALANCE SHEETS, March 31, 1997 and 1996

               ASSETS                                  1997          1996
CURRENT ASSETS:                                    -----------   -----------
  Cash and cash equivalents                        $ 1,916,509   $   357,556
  Trade receivables (net of allowance for doubtful
    accounts of $1,500 in 1997 and none in 1996)        49,685         7,263
  Other receivables                                      4,733        13,532
  Prepaid expenses                                       5,432           501
                                                   -----------   -----------
    Total current assets                             1,976,359       378,852

Property and equipment, net                            321,368       107,090
Other assets                                            14,741         4,933
                                                   -----------   -----------
    Total assets                                   $ 2,312,468   $   490,875
                                                   -----------   -----------

               LIABILITIES
Current liabilities:
  Bank overdraft                                   $    21,521
  Accounts payable                                     131,188        69,673
  Accrued liabilities                                   93,024        47,045
  Deferred revenue                                                    73,000
  Current portion on advance on technology sale        263,292             -
                                                   -----------   -----------
    Total current liabilities                          509,025       189,718
                                                   -----------   -----------
Advance on technology sale, net of current portion   1,531,154             -
                                                   -----------   -----------
    Total liabilities                                2,040,179             -
                                                   -----------   -----------
Commitments and contingencies (Notes 5 and 12)

               SHAREHOLDERS' EQUITY:
Preferred stock: $.001 par value:
  Authorized: 5,000,000 shares in 1997 and 1996;
  Issued and outstanding: none in 1997 and 1996
Common stock: $.001 par value in 1997 and no par
  value in 1996;
  Authorized: 50,000,000 shares in 1997 and
  2,333,333 shares in 1996;
  Issued and outstanding: 19,182,925 shares in
  1997 and 14,535,009 shares in 1996                    19,183        14,535
Additional paid-in capital                           8,335,777     1,638,583
Common stock subscribed                                              271,049
Foreign currency translation adjustment                (57,655)        3,185
Note receivable                                     (1,089,410)
Deficit accumulated during the development stage    (6,935,606)   (1,626,195)
                                                   -----------   -----------
    Total shareholders' equity                         272,289       301,157
                                                   -----------   -----------
    Total liabilities and shareholders' equity     $ 2,312,468   $   490,875
                                                   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Period from
                                                                 June 15,
                                                               1993 (date of
                                       Year Ended March 31,    inception) to
                                    -------------------------    March 31,
                                        1997          1996          1997
                                    -----------   -----------  -------------
Revenue                             $   196,891                 $   196,891
Cost of revenues                        159,058                     159,058
                                    -----------                 -----------
     Gross profit                        37,833                      37,833

Operating expenses:
 Research and development               544,585   $    65,482   $   918,412
 Sales and marketing                  1,023,492       113,070     1,278,152
 General and administrative           3,907,438     1,228,269     5,133,300
 Technology owners fee                  273,750                     273,750
                                    -----------   -----------   -----------
                                      5,749,265     1,406,821     7,603,620
                                    -----------   -----------   -----------
     Loss from operations            (5,711,432)   (1,406,821)   (7,565,787)

Amortization of technology advance      136,201                     136,201
Interest income                         409,820         3,448       413,268
Other (expense) income                 (144,000)       21,476        80,712
                                    -----------   -----------   -----------
          Net loss                  $(5,309,411)  $(1,381,897)  $(6,935,606)
                                    -----------   -----------   -----------
                                    -----------   -----------   -----------
Weighted average number of shares
 of common stock outstanding         17,636,380     3,918,035

Earnings (loss) per average
number of shares of common
stock outstanding                         (0.30)        (0.35)
                                    -----------   -----------
                                    -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      for the period from June 15, 1993 (date of inception)
                        to March 31, 1997

                             Common Stock
                         ------------------ Stock Sub-  Paid in   Accumulated
                           Shares   Amount  scription   Capital     Deficit
Balance-June 15, 1993    ---------- ------- ---------- ---------- -----------
 Shares in DCC exchanged
  For DSC Canada stock   11,000,000 $11,000            $  513,799
 Shareholders in Lord
  Abbott now owning
  shares in DCC/DSC         173,334     173
 Net loss                                                             (70,954)

Balance-March 31, 1994   11,173,334  11,173               513,799     (70,954)
 Stock issued in Lord
 Abbott March 1995,
 $.01 per share           1,533,408   1,533                 8,467
 Net loss                                                            (173,344)

Balance-March 31, 1995   12,706,742  12,706               522,266    (244,298)
 Shares issued in DCC,
 January 1996, $.50-.75
 per share                  761,317     762  $271,049     317,170
 Shares issued-
   finders fees,
   February 1996, $.75
   per share              1,066,950   1,067               799,147
 Translation adjustment
 Net loss                                                          (1,381,897)

Balance-March 31, 1996   14,535,009  14,535   271,049   1,638,583  (1,626,195)
 Net loss                                                          (5,309,411)
 Common stock subscrip-
   tion exercised April,
   May 1996, $.75 per
   share                    271,049     271  (271,049)    270,778
 Shares issued April,
   May 1996, $.75 per
   share                    359,333     359               296,641
 Shares issued for
   finders fee, May 1996,
   $.75 per share         1,006,667   1,007               753,993
 Shares repurchased for
   June 1996, $.01 per
   share                 (1,533,333) (1,533)               (8,467)
 Shares issued for
   options exercised,
   November 1996, to
   February 1997, $2.00
   per share                 27,200      27                54,373
 Debentures converted
   for shares (Note 7)    2,400,000   2,400             3,397,600

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
      for the period from June 15, 1993 (date of inception)
                        to March 31, 1997

                             Common Stock
                         ------------------ Stock Sub-  Paid in   Accumulated
                           Shares   Amount  scription   Capital     Deficit
                         ---------- ------- ---------- ---------- -----------
 Stock issued for public
   relations services,
   February 1997, $1.00
   per share                100,000     100                99,900
 Compensation expense
   for options granted
   (Note 10)                                              152,892
 Note receivable, May
   1996 (Note 8)          2,000,000   2,000             1,568,750
 Note receivable
   amortization
 Stock issued for ser-
   vices, March 1997,
   $2.27 per share           17,000      17                38,546
 Compensation expense                                      72,188
Translation adjustments
                         ---------- -------  --------  ---------- -----------
Balance at March 31,1997 19,182,925 $19,183  $      -  $8,335,777 $(6,935,606)


The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
      for the period from June 15, 1993 (date of inception)
                        to March 31, 1997

                                       Note       Translation
                                     Receivable    Adjustment     Total
                                     ----------    ----------  ----------
Balance-June 15, 1993
  Shares in DCC exchanged
   for DSC Canada stock                                        $  524,799
 Shareholders in Lord Abbott now
  owning shares in DCC/DSC                                            173
 Net loss March 1995,
  $.01 per share                                                  (70,954)

Balance-March 31, 1994                                            454,018
 Stock issued in Lord Abbott                                       10,000
 Net loss                                                        (173,344)

Balance-March 31, 1995                                            290,674
 Shares issued in DCC, January
   1996, $.50-$.75 per share                                       588,981
 Shares issued-finders fees
   February 1996, $.75 per share                                   800,214
 Translation adjustment                             $ 3,185          3,185
 Net loss                                                       (1,381,897)

Balance-March 31, 1996                                3,185        301,157
 Net loss                                                       (5,309,411)
 Common stock subscription exercised,
   April, May 1996, $.75 per share
 Shares issued April, May 1996,
   $.75 per share                                                  297,000
 Shares issued for finders fee,
   May 1996, $.75 per share                                        755,000
 Shares repurchased, June 1996,
   $.001 per share                                                 (10,000)
 Shares issued for options exercised,
   November 1996 to February 1997,
   $2.00 per share                                                  54,400
 Debentures converted
   for shares (Note 7)                                           3,400,000
 Stock issued for public relations
   services, February 1997,
   $1.00 per share                                                 100,000
 Compensation expense for
   options granted (Note 10)                                       152,892
 Note receivable, May 1996 (Note 8)    (1,568,750)                   2,000
 Note receivable amortization             479,340                  479,340
 Stock issued for services,
  March 1997, $2.27 per share                                       38,563
 Compensation expense                                               72,188
Translation adjustments                              (60,840)      (60,840)
Balance at March 31,1997              $(1,089,410)  $(57,655)   $  272,289

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Period from
                                                                 June 15,1993
                                                                 (date of in-
                                          Year Ended March 31,    ception)to
                                        ------------------------   March 31,
                                            1997         1996         1997
                                        -----------  -----------  -----------
Cash flows from operating activities:
  Net loss                               $(5,309,411) $(1,381,897)
$(6,935,606)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Amortization of technology advance   (136,201)                 (136,201)
      Depreciation and amortization         537,413        9,818      548,078
      Common stock issued for services    2,388,643      800,214    3,188,857
      Changes in operating assets and
        liabilities:
          Other receivables                 (33,623)     (19,682)    (54,418)
          Other                               6,002       (3,609)        568
          Accounts payable and accrued
            liabilities                     129,015       35,533     245,733
          Deferred revenue                  (73,000)      73,000
                                         ----------   ----------   ---------
            Net cash used in operating
              activities                 (2,491,162)    (486,623) (3,142,989)
                                         ----------   ----------   ---------
Cash flows from investing activities:
  Purchase of property and equipment       (280,355)    (100,623)   (398,110)
  Deposits                                  (14,741)                 (14,741)
                                         ----------   ----------   ---------
            Net cash used in investing
              activities                   (295,096)    (100,623)   (412,851)
                                         ----------   ----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock  2,430,564      845,916   3,557,702
  Repurchase of common stock                (10,000)                 (10,000)
  Repayment of advances                                 (182,500)
  Proceeds from issuance of stock
    subscription                                         271,049
  Advance on technology fee               1,924,647                1,924,647
                                         ----------   ----------   ---------
            Net cash provided by
              financing activities        4,345,211      934,465   5,472,349
                                         ----------   ----------   ---------
Net increase in cash and cash equivalents 1,558,953      347,219   1,916,509
                                         ----------   ----------   ---------
Cash and cash equivalents, beginning
  of period                                 357,556       10,337
                                         ----------   ----------   ---------
Cash and cash equivalents,end of period  $1,916,509   $  357,556  $1,916,509
                                         ----------   ----------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                 Period from
                                                                 June 15,1993
                                                                 (date of in-
                                          Year Ended March 31,    ception)to
                                        ------------------------   March 31,
                                            1997         1996         1997
                                        -----------  -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock in exchange
  for services performed                $  855,000   $  800,214   $ 1,655,214

  Issuance of stock option in exchange
  for services performed                   152,892                    152,892

  Issuance of common stock in exchange
  for employee compensation                110,751                    110,751

  Common stock issued in exchange for
  debentures exercised                   1,270,000                  1,270,000

  Issuance of common stock in exchange
  for stock subscription                   271,049                    271,049

  Foreign currency translation
  adjustment                               (60,840)       3,185       (57,655)

  Common stock issued in exchange for
  note receivable                       $1,568,750                $ 1,568,750

The accompanying notes are an integral part of these consolidated financial statements.

                   DATALINK SYSTEMS CORPORATION
               (a company in the development stage)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

DataLink Systems Corporation (formerly Lord Abbott, Inc., a publicly traded shell corporation) (the Company), is engaged in research and development and marketing of wireless communication technologies. The Company's primary activities to date have been acquiring and developing certain wireless technologies, marketing, recruiting personnel and obtaining capital. Such activities have resulted in losses since inception. There can be no assurance as to the commercial viability of such technologies or the successful marketing of such.

The Company is a development stage organization and accordingly its principal functions have been completion of research and development activities, and establishment of market presence.

On June 27, 1996 the Company completed the acquisition of 100% of the outstanding common stock of Datalink Communication Corporation (DCC) a U.S. corporation in exchange for shares of the Company's common stock. The Company issued a total of 16,465,316 shares of its common stock to the shareholders of DCC. For accounting purposes, the acquisition has been treated as the acquisition of the Company by DCC with DCC as the acquiror (reverse acquisition). The historical financial statements prior to June 27, 1996 are those of DCC. Since the Company prior to the reverse acquisition was a public shell corporation no pro-forma information giving effect to the acquisition is required. All shares and per share data have been restated to reflect the stock issuance and stock split.

In anticipation of the above acquisition, the Company changed its domicile from the State of Colorado to the State of Nevada, changed its name from Lord Abbott, Inc. to Datalink Systems Corporation, and effected a 1-for-300 reverse stock split.

On January 16, 1996, shareholders of DSC Datalink Systems Corporation (a company in the development stage) (a Canadian Corporation) (DSC) exchanged 100% of their shares for 100% of the shares in DCC. As a result, DSC Datalink Systems Corporation became a wholly owned subsidiary company of DCC. For accounting purposes, the acquisition has been treated as the acquisition of DCC by DSC with DSC as the acquiror (reverse acquisition).

Prior to the acquisition of DSC, there were no material operations in DCC; consequently the historical information provided covering the period from June 15, 1993 to June 27, 1996 (date of the reverse acquisition) is that of DSC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

BASIS OF PRESENTATION:

The Company's balance sheet has been prepared on a basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and the accumulated deficit is $6,935,606.

The Company's continued existence is dependent on its ability to complete its research and development efforts, markets its technology, achieve profitable operations and to obtain additional capital. The Company is currently pursuing additional funding to further the development of its products and markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPALS OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary DSC Datalink Systems Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables, accounts and notes payable. The Company places substantially all of its cash and cash equivalents in a demand deposit account with one bank.

Trade receivables are with a large number of customers, dispersed across a wide national and Canadian geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers. Provision is made for estimated losses on uncollectible accounts.

The Company rents pager inventory principally from one supplier. Management believes that other suppliers could provide similar inventory on comparable terms. A change in supplier, however, could cause a delay and a possible loss of sales, which would affect operating results adversely.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are generally three to five years. Maintenance and repairs are charged to expense as incurred; expenditures for additions, improvements and replacements are capitalized. Upon disposal of fixed assets, the accounts are relieved of the related costs and accumulated depreciation and resulting gains or losses are reflected in operations. The Company assesses its ability to recover the net book value of property and equipment. The carrying value of assets determined to be impaired are written down to net realizable value.

LONG-LIVED ASSETS:

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not have a material impact on the Company's financial condition or results of operations.

FOREIGN CURRENCY TRANSLATION:

Exchanged adjustments resulting from foreign currency transactions are generally recognized in operations where adjustments resulting from translation of financial statements are reflected as a separate component of shareholders equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

INCOME TAXES:

Deferred income taxes have been recorded for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances reduce deferred tax assets to the amount expected to be realized.

REVENUE RECOGNITION:

The Company recognizes revenues from transaction fees monthly charges and pager rental income from its QuoteXpress system. Revenues are recognized when the service is performed.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 1997 and 1996, there were no capitalized software development expenditures since the period between technological feasibility and availability have coincided and products under evelopment have not yet achieved technological feasibility.

Research and development expenditures are expensed as incurred and amounted to $544,585 and $65,482 in 1997 and 1996, respectively.

ADVERTISING EXPENDITURES:

Advertising expenditures of $321,229 (1996 - $62,323) are charged to operations as incurred.

NET INCOME (LOSS) PER SHARE:

The net loss per share, is computed using the weighted average number of shares of Common Stock outstanding during the period. Common equivalent shares from stock options, warrants and preferred stock have not been included since their inclusion would be antidilutive.

STOCK BASED COMPENSATION:

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires, companies to either record compensation cost for stock-based compensation plans at fair value in the financial statements or disclosure only provisions. The Company has elected the disclosure alternative and continues to account for employee stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have an impact on the Company's financial position, results of operations or cash flow.

3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist principally of balances due from customers. The customers are billed through their Visa and Mastercard accounts. Amounts due from Visa and Mastercard were $30,493 and $14,231, respectively, (there were no credit card receivables in 1996.)

4.  PROPERTY AND EQUIPMENT:

Property and equipment comprise of the following:

                                                 March 31,
                                              1997       1996
                                            --------   --------
       Furniture and fixtures               $ 71,424   $ 14,826
       Computer and office equipment         295,238    103,485
       Software                               14,021
       Leasehold improvements                  9,423      2,350
                                            --------   --------
                                             390,106    120,661
       Less accumulated depreciation
       and amortization                      (68,738)   (13,571)
                                            --------   --------
                                            $321,368   $107,090
                                            --------   --------

5.  COMMITMENTS AND CONTINGENCIES:

The Company has a letter of credit agreement with Union Bank of California as a condition of its pager rental agreement. Under the terms of the agreement, the
                               F-13
letter of credit is in the amount of $50,000. Borrowings under the letter of credit bear interest at prime plus 2%. The letter of credit expires February 1, 1998, and is renewable. There were no amounts outstanding under this arrangement as of March 31, 1997.

6.  SALES OF TECHNOLOGY:

Effective August 21, 1996, Datalink completed a transaction with a Canadian corporation (the Buyer) selling the Company's technology for cash and a note under the terms of a sales agreement (sales agreement). At closing for settlement Datalink received approximately $1,095,000, and an additional payment of approximately $1,095,000 was received November 1996, and a note for approximately $26,800,000. The note is due December 31, 2006 and bears interest at 8% per annum. The note is collateralized by the technology.

Datalink and the Buyer entered into a "Management and Marketing Agreement" dated August 21, 1996 (the Agreement). The Agreement expires August 31, 2001, and may be extended for two additional two year terms. The extension of the term will be automatic and Datalink or the Buyer during any extension can terminate the agreement with 90 days notice to the other party. The significant terms of the agreement are as follow:

Datalink will receive an annual fee of 10% of "Direct Cost Marketing, Distributing and Selling" technology related services, as defined in the Agreement, Datalink receives an exclusive worldwide right to use, modify and sub license the source code for the technology, including application software, intellectual property and documentation, Datalink has first right of refusal in the event the Buyer desires to transfer all or part of the application software,

The Buyer will receive, commencing January 1, 1997, an annual "owners fee" of $1,095,000, the owners fee to be applied as follows: pay accrued interest and the excess, if any; a) 60% of the remaining fee applied to the note balance, and b) 40% of the remaining fee paid in cash to the Buyer until the note is paid in full, Buyer will receive the "net revenue less owners fee payable," as defined in the Agreement, related to the technology sold to be applied as follow: a) 60% of the net revenue applied to the note balance, and b) 40% of the net revenue paid in cash to the Buyer until the note is paid in full, and

After the note is paid, the "net revenue," as defined in the Agreement, related to the technology sold to be applied as follows:

40% of the net revenue paid in cash to the Buyer, and 60% retained by the Company.

The cash received by Datalink has been accounted for under the provisions of the "Emerging Issues Task Force, 88-18: Sales of Future Revenues" (EITF 88-
18). It is expected that the owners fees and net revenue allocated to the buyer will not be sufficient to service the note receivable principle and interest payments due Datalink and as such the note has not been recorded.

Based on the criteria included within EITF 88-18, the amounts received under the sales agreement have been included within the balance sheet caption "Advance on Technology Sales" and is being amortized using the interest method over the term of the agreement. The statement of operations for fiscal year 1997 includes within the caption "Amortization of Technlogy Advance" $136,201 relating to the cash received as required by the sales agreement.

The statement of operations for fiscal year 1997 includes as an expense within the caption "Technology Owners Fee" of $273,750, representing a portion of the owners fee earned through March 31, 1997. The sale agreement requires that the owners fee be applied to the interest owed by the buyer on the note. Interest, if accrued through March 31, 1997 would have approximated $1,312,000. Since it is uncertain whether the interest and principal will be collected over the term of the agreement, interest income on the note has been recognized to the extent of the amounts due under the Technology Owners Fee provision of the sales agreement. Within the caption in the statement of operations "Interest Income" includes $273,750 relating to interest earned on the note.

7.  CONVERTIBLE DEBENTURES AND WARRANTS:

The Company issued a convertible debenture of $130,000 during the year as a finders fee which was exercisable into shares of common stock. The debenture was subsequently converted into 1.3 million shares in October 1996. The Company recorded an expense of $1.17 million associated with the issuance.

The Company also issued a convertible debenture in the sum of $2 million which was subsequently converted into 1,000,000 shares.

On July 1, 1996 the Company issued the same investor a warrant to purchase 1,000,000 shares of common stock at $2.50 per share exercisable at any time prior to July 1, 1998. The warrants have not been exercised.

The common stock issued under these agreements were issued pursuant to the exemption from registration under the Securities Act of 1933 (the Securities
Act) provided under regulation S; the Company was a "Reporting Issuer" under the provisions of the Securities Act, as amended.

8.  RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, DCC, entered into a three year employment agreement with the Company's Chief Executive Officer.

Concurrently with the execution of the employment agreement, the Company's Chief Executive Officer entered into a Stock Purchase Agreement pursuant to which he purchased 2,000,000 shares of the Common Stock of DCC (which were later exchanged for 2,000,000 shares of the Company's Common Stock), and as payment terms he executed a non-recourse promissory note in the amount of $1,500,000. The note bears interest at 5% per annum and the principal plus interest are due on or before April 1, 2001. As security for the note, the Chief Executive Officer has granted the Company a security interest in the 2,000,000 shares of Common Stock.

On June 26, 1996, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,500,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by him under this Employment Agreement on May 1, 1999.

The note, together with interest accrued thereon has been incorporated in the balance sheet. The note plus interest is being amortized over the period of the contract as employment. Consequently, in the year ended March 31, 1997, an expense of $479,340 has been recorded as compensation expense.

On January 2, 1997, the Company entered into a three year noncancelable lease agreement with an officer of the Company where the Company leases office space owned by the officer at an annual rate of $100,000 or $8,333.37 per month.

9.  INCOME TAXES:

At March 31, 1997, the Company has approximately $1.1 million in Canadian net operating loss carryforwards which expire in the years 2000 through 2003.

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                March 31,   March 31,
                                                  1997        1996
     Deferred tax assets:                       ----------  ---------
       Net operating loss carryforwards         $ 520,000   $ 162,000
       Less: valuation allowance                 (520,000)   (162,000)
                                                ---------   ---------
                                                $       -   $       -

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

10.  SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of Common Stock and Preferred Stock. Shares of Preferred Stock are generally nonvoting except in circumstances specified in the Company's charter documents or as otherwise required by applicable corporate law. Accordingly, holders of Common Stock are generally the only stockholders with voting rights.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date. The Company is currently authorized to issue up to 3,000,000 shares of Common Stock under the Plan. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest at a rate of 20% per annum over 5 years from the date of grant.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company has reserved 2,246,222 shares of common stock for issuance to eligible persons under this plan. Stock granted under this plan are subject to a purchase option that expires over a five year period a the original issuance price.

As of March 31, 1997, no shares had been granted under this plan.

Activity under the 1996 Stock Incentive Plan through March 31, 1997 is as follows:
                                                                    Weighted
                     Shares      Number                 Aggregate   Average
                    Available      Of       Price Per    Exercise   Exercise
                    For Grant    Options      Share        Price     Price
                   -----------  ---------  -----------  ----------  --------
Authorized          3,000,000
Granted            (2,680,800)  2,680,800  $2.00-$4.00  $5,991,600   $2.24
Canceled               30,000     (30,000)     $2.00       (60,000)  $2.00
Exercised                         (27,200)     $2.00       (54,400)  $2.00
                    ---------   ---------               ----------   -----
Balance,
   March 31, 1997     349,200   2,623,600  $2.00-$4.00  $5,877,200   $2.24
                    ---------   ---------               ----------   -----

The weighted average fair value of those options granted through March 31, 1997 was $2.24. Options to purchase 2,238,024 shares were exercisable with a weighted average exercise price of $2.13 at March 31, 1997.

PRO FORMA STOCK-BASED COMPENSATION:

The Company accounts for the fair value of its grants under the 1996 stock incentive plan, in accordance with APB 25. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income in 1997 would have been reduced to the pro forma amounts indicated below:

               Net loss
                 As reported                 $(5,309,411)
                 Pro forma                    (5,938,181)
               Net income (loss) per share
                 As reported                       (0.30)
                 Pro forma                         (0.34)

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 1997:

               Dividend yield                      0%
               Expected life of option         1-5 years
               Risk-free interest rate        6.01%-6.63%
               Expected volatility                40%

The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The options outstanding and currently exercisable by exercise price at March 31, 1997 are as follows:

                                                             Options
             Options Outstanding                       Currently Exercisable
-----------------------------------------------------  ----------------------
                               Weighted
                               Average       Weighted                Weighted
                               Remaining     Average                 Average
  Exercise       Number       Contractual    Exercise     Number     Exercise
   Price       Outstanding       Life         Price     Exercisable    Price
-----------    -----------    -----------    --------   -----------  --------
$2.00-$4.00     2,238,024      immediate      $2.13      2,238,024     $2.13
   $2.00          196,318       1 year        $2.00        196,318     $2.00
   $2.00           95,750       2 years       $2.00         95,750     $2.00
   $2.00           85,333       3 years       $2.00         85,333     $2.00
   $2.00           35,375       4 years       $2.00         35,375     $2.00

11.  REVENUE:

The Company has sales to customers in both Canada and the U.S. Revenue from Canadian Sales totaled $112,525 and $21,476 and sales from United States customers totaled $74,366 and none in 1997 and 1996, respectively.

12.  OPERATING LEASES:

The Company leases space for both its San Jose and Vancouver locations through 2000. Rental expense for these leases and for various equipment leases totaled approximately $53,000 in 1997 and $34,000 in 1996.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:
                            1998               $106,176
                            1999                 61,459
                            2000                 19,778
                                               --------
                                               $187,413

13.    SUBSEQUENT EVENTS:

Effective May 1997, the Company completed a transaction with a Canadian corporation selling certain other of the Company's technology for cash and a note. At closing, Datalink received approximately $2,900,000, and a note for approximately $10,100,000. The note is due December 31, 2006 and bears interest at 6% per annum. The note is collateralized by the technology. It is anticipated that this transaction will be accounted for in the same manner as the sale of technology agreement detailed in Note 6; the note receivable will not be recorded as it is not expected that the fees and revenues allocated to the buyer will be sufficient to service the note receivable principal and interest payments due to Datalink.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1997               DATALINK SYSTEMS CORPORATION

                                    By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine
                                       Chief Executive Officer,
                                       President and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                  DATE

/s/ Anthony N. LaPine          Chief Executive Officer,    August 12, 1997
Anthony N. LaPine              President and Director

/s/ Nicholas Miller            Chairman of the Board       August 12, 1997
Nicholas Miller

/s/ Thomas C. Bland            Chief Financial Officer     August 12, 1997
Thomas C. Bland