Form 10QSB
period 1997-06-30
DATALINK SYSTEMS CORP /CA/
filed 1997-08-20
CIK 832370

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997

                       Commission file number: 33-21508

                          DATALINK SYSTEMS CORPORATION
            ----------------------------------------------------
            (Exact name of small business issuer in its charter)

          Nevada                                    35-3574355
-------------------------------          -------------------------------
(State or other jurisdiction of          (IRS Employer Identification
Incorporation or Organization)                     Number)

                2105 Hamilton Avenue, Suite 240, San Jose, CA 95125
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (408) 558-0800
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 19,283,925 shares of the Registrant's Common Stock outstanding as of June 30, 1997.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 1997 and March 31, 1997                            3

     b.  Condensed Consolidated Statements of Operations
         Three months ended June 30, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to June 30, 1997                                            4

     c.  Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to June 30, 1997                                           5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                 7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        8-9

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                         10
ITEM 2.  CHANGES IN SECURITIES.                                     10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                           10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       10
ITEM 5.  OTHER INFORMATION.                                         10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

         SIGNATURES                                                 11
                                EXHIBITS

     INDEX TO EXHIBITS                                              12

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE                                     13

                           DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30           March 31
                                         1997               1997
                                      (unaudited)        (audited)
                                      -----------       -----------
     ASSETS:
Current assets:
  Cash and cash equivalents           $ 2,445,330        $1,916,509
  Accounts receivable                      64,133            49,685
  Note receivable                         200,000              --
  Other receivables                         8,187             4,733
  Prepaid expenses                         18,806             5,432
                                      -----------        ----------
     Total current assets             $ 2,736,456         1,976,359

Fixed assets, net                         367,260           321,368
Other assets                                2,500            14,741
                                      -----------        ----------
     Total assets                     $ 3,106,216        $2,312,468

     LIABILITIES:

Current liabilities:
  Bank Overdraft                                         $   21,521
  Accounts payable                    $   248,501           131,188
  Accrued liabilities                      71,215            93,024
  Current portion on advance
   on technology sales (note 3)           457,096           263,292
                                      -----------         ----------
     Total current liabilities            776,812           509,025
  Advance on technology sale, net
  of current portion (note 3)           2,573,920         1,531,154
                                      -----------        ----------
     Total Liabilities                $ 3,350,732        $2,040,179

Commitments and contingencies (note 3)

      SHAREHOLDERS' EQUITY
Preferred stock
Common stock                               19,283            19,183
Additional paid-in capital              8,535,677         8,335,777
Foreign currency translation
Adjustment                                (29,381)          (57,655)
Note receivable                          (958,682)       (1,089,410)
Deficit accumulated during the
  development stage                    (7,811,413)       (6,935,606)
                                      -----------        ----------
     Total shareholders' equity          (244,516)          272,289
                                      -----------        ----------
Total liabilities and shareholders'
  equity                              $ 3,106,216        $2,312,468

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                           Period from
                                                            June 15,
                                  Three Months Ended      1993(date of
                                        June 30,          inception)to
                                   1997         1996      June 30, 1997
                                ----------   ----------  --------------
Net sales                      $  149,453   $   22,908    $  346,344
Cost of sales                      99,697       17,324       258,755
                               ----------   ----------    ----------
    Gross profit                   49,756        5,584        87,589
                               ----------   ----------    ----------
Operating expenses:
  Research and development        147,411       78,901     1,065,823
  Sales and marketing             386,948       60,574     1,665,100
  General and administrative      478,527    1,111,401     5,611,834
  Owners fees, sales of
  technology  (note 3)            392,500         --         666,250
                               ----------   ----------    ----------
    Total operating expenses    1,405,386    1,250,876     9,009,007
                               ----------   ----------    ----------
      Loss from operations      1,355,630    1,245,292     8,921,418

Other income (expense):
  Interest                        418,164         --         831,432
  Amortization of
  Technology advance, (note 3)     67,005         --         203,206
  Miscellaneous                    (5,346)     (61,173)       75,367
                               ----------   ----------    ----------
     Net loss                  $  875,807   $1,306,465    $7,811,413

Net loss per share             $     0.05   $     0.09

Shares used in per share
 calculations                  19,275,233   15,922,074

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                            Period from
                                                              June 15,
                                       Three Months Ended   1993 (date of
                                             June 30,       inception) to
                                        1997       1996     June 30, 1997
                                     ----------  --------   -------------
Cash flows from operating
 activities:
   Net loss                         $ (875,807) $(1,306,465)  $(7,811,413)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and
       amortization                    147,179       96,861       695,257
     Amortization of technology
       advance                         (66,995)        --        (197,605)
    Common stock issued for
     services                                       770,126     3,188,857
   Changes in assets and liabilities:
    Accounts and other receivables     (17,902)     (22,768)      (72,320)
      Prepaid and other assets          (1,133)        (113)      (21,306)
      Accounts payable and accrued
      Liabilities                      122,525      (43,498)      319,716
      Deferred revenue                    --           --           --
                                    ----------     --------   -----------
        Net cash used in operating
         activities                   (692,133)    (505,857)   (3,898,814)
                                    ----------     --------   -----------

Cash flows from investing activities:
  Acquisition of fixed assets          (61,090)     (23,360)     (452,449)
                                    ----------     --------   -----------

Cash flows from financing activities:
  Issuance of convertible debentures      --        130,000      130,000
  Proceeds from sale of common stock      --        297,000    3,447,972
  Repurchases of common stock                       (10,000)     (10,000)
  Advances on technology fee         1,303,565                 3,228,621
                                    ----------     --------  -----------
   Net cash provided by financ-
    ing activities                   1,303,565      417,000    6,796,593
                                    ----------     --------  -----------

Net increase(decrease) in cash and
  cash equivalents                     550,342     (112,217)   2,445,330

Cash and cash equivalents, beginning
  of period                          1,894,988      357,556        --
                                    ----------     --------  -----------
Cash and cash equivalents, end of
  period                            $2,445,330     $245,339  $ 2,445,330

The accompanying notes are an integral part of these financial statements.

                                                            Period from
                                                              June 15,
                                       Three Months Ended   1993 (date of
                                             June 30,       inception) to
                                        1997       1996     June 30, 1997
                                     ----------  --------   -------------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange
for services performed                    --      770,126      1,655,214

Issuance of stock options in exchange
For services performed                    --         --          152,892

Issuance of common stock in exchange
For employee compensation                 --         --          110,751

Common stock exchanged for debentures
exercised                                 --         --        1,270,000

Issuance of common stock in exchange
For stock subscriptions                   --      271,049        271,049

Foreign currency translation
Adjustment                             (28,274)     3,185         29,381

Common stock issued in exchange for
Notes receivable                       200,000  1,568,750      1,768,750

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Formation and Business of The Company:

Datalink Systems Corporation (formerly Lord Abbott, Inc., a publicly traded shell corporation) (the Company), is engaged in research and development and marketing of wireless communication technologies. The Company s primary activities to date have been acquiring and developing certain wireless technologies, marketing, recruiting personnel and obtaining capital.

The Company is a development stage organization and accordingly its principal functions have been completion of research and development activities, and establishment of market presence.

2. Summary of Significant Accounting Policies

The significant accounting policies followed by the Company as well as other information integral to these financial statements have been disclosed in the notes to the financial statements included in the financial statements included in form 10-KSB filed with the Securities and Exchange Commission at the Company s fiscal year end, March 31, 1997. Readers of this form 10-QSB are encouranged to refer to that form for additional details of the Company and its accounting policies and required financial disclosures.

3.   Sales of Technology

Effective May, 1997, Datalink completed a transaction with a Canadian corporation (the Buyer) selling the Company's technology for cash and a note. At closing for settlement Datalink received approximately $1,304,000, and a note for approximate1y $10,100,000. The note is due June 30, 2007 and bears interest at 6% per annum. The note is collateralized by the technology.

Datalink and the Buyer entered into a "Management and Marketing Agreement" dated May, 1997 (the Agreement). The Agreement expires May, 2002, and may be extended for two additional two year terms. The extension of the term will be automatic and Datalink or the Buyer during any extension can terminate the agreement with 90 days notice to the other party. The significant terms of the agreement are as follows:

   * Datalink will receive an annual fee of 15% of "Direct Cost Marketing, Distributing and Selling" technology related services, as defined in the Agreement,

   * Datalink receives an exclusive worldwide right to use, modify and sub-license the source code for the technology, including application software, intellectual property and documentation,

   * Datalink has first right of resale in the event the Buyer desires to transfer all or part of the application software,

   * The Buyer will receive, commencing September 30, 1997, an annual "owners fee" of $475,000, the owners fee to be applied as follows: pay accrued interest and the excess., if any; a) 55% of the remaining fee applied to the note balance, and b) 45% of the remaining fee paid in cash to the Buyer until the note is paid in full,

Buyer will receive the "net revenue less owners fee payable," as defined in the Agreement, related to the technology sold to be applied as follow: a) 55% of the net revenue applied to the note balance, and b) 45% of the net revenue paid in cash to the Buyer until the note is paid in full, and

   * After the note is paid, the "net revenue," as defined in the Agreement, related to the technology sold to be applied as follows; 45% of the net revenue paid in cash to the Buyer, and 55% retained by the Company.

The cash received by Datalink has been accounted for under the provisions of the "Emerging Issues Task Force, 88- 18: Sale of Future Revenues." It is expected that the owners fees and net revenue allocated to the buyer will not be sufficient to service the note receivable principle and interest payments due Datalink and as such the note has not been recorded.

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

NET SALES                             Q1 '98       Q1 '97     Change
                                      -------    --------    --------
     Net sales                        $149,453    $22,908    $126,545

Net sales increased due to the Company realizing revenue from sales of
services to customers during the quarter for its QuoteXpress product.   In the
first quarter of fiscal 1997, sales of services were just commencing.

GROSS PROFIT                          Q1 '98       Q1 '97    Change
                                      -------     --------   -------
     Gross profit                     $49,756      $5,584    $44,172
     Percentage of net sales            34%         25%

Gross profit as well as the gross profit percentage increased due to the Company experiencing economies of scale. In Q1'97, the Company was establishing an infrastructure to commence sales of services to customers.

RESEARCH AND DEVELOPMENT               Q1 '98      Q1 '97     Change
                                      --------    --------    -------
     Research and development         $147,411     $78,901    $68,510
     Percentage of net sales             99%        345%

Research and Development expenses increased in absolute dollars, primarily due to increases in personnel expenses. Because of increased revenue, the expenses as a percentage of sales decreased. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.

SELLING AND MARKETING                  Q1 '96       Q1 '95     Change
                                      --------     -------    --------
     Selling and marketing            $386,948     $60,574    $326,374
     Percentage of net sales            259%        265%

Selling and marketing expenses increased in absolute dollars due to increased advertising expenditures, consultants and salaries. As the Company s products have become ready for sale, the costs to market them have increased accordingly. On a percentage basis the amount of expenses decreased due to the sales dollars increasing.

GENERAL AND ADMINISTRATIVE            Q1 '98       Q1 '97     Change
                                     --------    ----------  ---------
     General and administrative      $478,527    $1,170,463  $(691,935)
     Percentage of net sales           321%        5,110%

General and administrative expenses for the quarter decreased compared to the first quarter of 1997, largely due to the fact that in Q1, 1997 there were a number of equity related transactions which resulted in the recognition of general and administrative expenses. In the current Q1, 1998 there were less expenses.

TECHNOLOGY OWNERS FEES              Q1 '98       Q1 '97     Change
                                   --------      ------   ---------
   Shalcor Owner's Fees            $273,750           0    $273,750
   Romex Owners's Fees              118,750           0     118,750
                                   --------        ----    --------
      Totals                        392,500           0     392,500
   Percentage of net sales            263%

The Company has ontered into the sales of technology. The income related to these sales is being recognized ratably over the payment period. These agreements were not in existance in Q1 1997.

OTHER INCOME (EXPENSE)               Q1 '98       Q1 '97     Change
                                     -------     --------    -------
     Other income (expense)          $479,824    $(61,173)   $540,997
     Percentage of sales                321%       (409)%

Other income includes interest income from notes receivable related to the sales of technology (see above discussion). This agreement was not in existence in Q1 1997.

NET LOSS                              Q1 '98       Q1 '97     Change
                                     --------    ----------  ---------
     Net loss                        $875,807    $1,306,465  $(430,658)
     Percentage of net sales           586%        5,703%

Net losses decreased due to a decrease in the costs of equity related transactions which were charged to general and administrative expenses in Q1 1997, but which were not charged in Q1 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $1,959,644 in working capital compared to $1,467,334 at March 31, 1997. The increase was due primarily to the receipt of $1,303,565 in connection with the sale of certain technology, which was offset by the $875,807 loss for the three months ended June 30, 1997.

For the three months ended June 30, 1997, cash used in operating activities totaled approximately $700,000, consisting primarily of increases in sales and marketing expenses as well as general and administrative expenses necessary in establishing the Company.

Subsequent to the end of the quarter the Company entered into a letter of intent with an investment banking firm for a private offering of convertible preferred stock. The offering will be a best efforts offering with a $4 million minimum and an $8 million maximum. There is no assurance that the offering will be completed.

The Company believes that existing cash balances together with the additional equity investment will be sufficient to finance the Company's anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 11.1 - Statement Regarding Computation of Net Loss
                         Per Share
          Exhibit 27   - Financial Data Schedule

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION

Date:   August 19, 1997             By/s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)

                                    By/s/ Thomas C. Bland
                                      Thomas C. Bland, Chief Financial
                                      Officer (Principal Financial Officer)