Form 10QSB/A
period 1997-06-30
DATALINK SYSTEMS CORP /CA/
filed 1997-08-29
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB/A
                         Amendment No. 1

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

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 1997 and March 31, 1997                            3

     b.  Condensed Consolidated Statements of Operations
         Three months ended June 30, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to June 30, 1997                                            4

     c.  Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to June 30, 1997                                           5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                 7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        8-10

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                         11
ITEM 2.  CHANGES IN SECURITIES.                                     11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                           11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       11
ITEM 5.  OTHER INFORMATION.                                         11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

         SIGNATURES                                                 11

                                EXHIBITS
     INDEX TO EXHIBITS                                              12

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE                                     13

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

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                            Period from
                                                              June 15,
                                       Three Months Ended   1993 (date of
                                             June 30,       inception) to
                                        1997       1996     June 30, 1997
                                     ----------  --------   -------------
Cash flows from operating
 activities:
   Net loss                         $ (875,807) $(1,306,465)  $(7,811,413)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and
       amortization                    147,179       96,861       695,257
     Amortization of technology
       advance                         (66,995)        --        (197,605)
    Common stock issued for
     services                                       770,126     3,188,857
   Changes in assets and liabilities:
    Accounts and other receivables     (17,902)     (22,768)      (72,320)
      Prepaid and other assets          (1,133)        (113)      (21,306)
      Accounts payable and accrued
      Liabilities                      122,525      (43,498)      319,716
                                    ----------     --------   -----------
        Net cash used in operating
         activities                   (692,133)    (505,857)   (3,898,814)
                                    ----------     --------   -----------

Cash flows from investing activities:
  Acquisition of fixed assets          (61,090)     (23,360)     (452,449)
                                    ----------     --------   -----------

Cash flows from financing activities:
  Issuance of convertible debentures      --        130,000      130,000
  Proceeds from sale of common stock      --        297,000    3,447,972
  Repurchases of common stock                       (10,000)     (10,000)
  Advances on technology fee         1,303,565                 3,228,621
                                    ----------     --------  -----------
   Net cash provided by financ-
    ing activities                   1,303,565      417,000    6,796,593
                                    ----------     --------  -----------

Net increase(decrease) in cash and
  cash equivalents                     550,342     (112,217)   2,445,330

Cash and cash equivalents, beginning
  of period                          1,894,988      357,556        --
                                    ----------     --------  -----------
Cash and cash equivalents, end of
  period                            $2,445,330     $245,339  $ 2,445,330

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

2. Summary of Significant Accounting Policies

Comparative consolidated financial statement information for the quarter ended June 30, 1996 has been restated for certain errors and omissions as a result of the annual financial statement process as of March 31, 1997 on Form 10-KSB.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

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

4.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement Number 128 (SFAS 128) "Earnings Per Share," which the Company is required to adopt for its fiscal year ending March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Application of SFAS 128 is expected to have no impact on primary earnings per share for the quarter ended June 30, 1997. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Risk factors related to the Company have been discussed in the Form 10-KSB for the year ended March 31, 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                    DATALINK SYSTEMS CORPORATION

Date:   August 29, 1997             By/s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)

                                    By/s/ Thomas C. Bland
                                      Thomas C. Bland, Chief Financial
                                      Officer (Principal Financial Officer)

                            INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        -------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                   Filed herewith electronically

  27.     Financial Data Schedule              Filed herewith electronically