Form 10QSB
period 1997-09-30
DATALINK SYSTEMS CORP /CA/
filed 1997-11-14
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

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

             1735 Technology Drive, Suite 790, San Jose, CA 95110
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (408) 367-1700
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 19,182,925 shares of the Registrant's Common Stock outstanding as of September 30, 1997.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         September 30, 1997 and March 31, 1997                       3

     b.  Condensed Consolidated Statements of Operations
         for three months ended September 30, 1997 and 1996,
         and the six months ended September 30, 1997 and 1996
         and the period from June 15, 1993 (date of inception)
         to September 30, 1997                                       4

     c.  Condensed Consolidated Statements of Cash Flows
         six months ended September 30, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to September 30, 1997                                       5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         8-11

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          12
ITEM 2.  CHANGES IN SECURITIES.                                      12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        12
ITEM 5.  OTHER INFORMATION.                                          12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                  13

                                EXHIBITS
     INDEX TO EXHIBITS                                               13

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE

                           DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     September 30         March 31
                                         1997               1997
                                      (unaudited)        (audited)
                                      -----------       -----------
     ASSETS:

Current assets:
  Cash and cash equivalents           $ 1,491,129        $1,916,509
  Accounts receivable                      85,231            49,685
  Other receivables                        12,233             4,733
  Prepaid expenses                         28,035             5,432
                                      -----------        ----------
     Total current assets             $ 1,616,628         1,976,359

Fixed assets, net                         398,395           321,368
Other assets                               30,633            14,741
                                      -----------        ----------
     Total assets                     $ 2,045,656        $2,312,468

     LIABILITIES:

Current liabilities:
  Bank Overdraft                                         $   21,521
  Accounts payable                    $   147,356           131,188
  Accrued liabilities                     348,453            93,024
  Current portion on advance
   on technology sales                    468,707           263,292
  Deferred revenue                        113,749                 0
                                      -----------         ----------
     Total current liabilities          1,078,265           509,025
  Advance on technology sale, net
  of current portion                    2,395,430         1,531,154
                                      -----------        ----------
     Total Liabilities                $ 3,473,695        $2,040,179

Commitments and contingencies

      SHAREHOLDERS' EQUITY
Preferred stock
Common stock                               19,183            19,183
Additional paid-in capital              8,335,777         8,335,777
Foreign currency translation
  adjustment                              (39,096)          (57,655)
Note receivable                          (850,002)       (1,089,410)
Deficit accumulated during the
  development stage                    (8,893,901)      (6,935,606)
                                      -----------        ----------
     Total shareholders' equity        (1,428,039)          272,289
                                      -----------        ----------
Total liabilities and shareholders'
  equity                              $ 2,045,656        $2,312,468

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                 Period from
                                                                June 15, 1993
                                                                 (date of in-
                  Three Months Ended       Six Months Ended      ception) to
                     September 30,          September 30,       September 30,
                    1997       1996       1997          1996        1997
                ----------- ---------- ----------   ----------- -----------
Net sales       $   222,812 $   37,612 $  372,265   $    60,520 $   569,156
Cost of sales       105,770     21,875    205,467        39,199     364,525
                ----------- ---------- ----------   ----------- -----------
  Gross profit      117,042     15,737    166,798        21,321     204,631
                ----------- ---------- ----------   ----------- -----------

Operating
expenses:
 Research and
  development       171,261    179,403    318,672       258,303   1,237,084
 Sales and
  marketing         428,692    137,306    815,640       197,880   2,093,792
 General and
  administrative    804,614    389,046  1,283,142     1,500,449   6,416,448
 Owners fees,
  sales of
  technology        392,500       --      785,000          --     1,058,750
                ----------- ---------- ----------  ------------ -----------
Total opera-
ting expenses     1,797,067    705,755  3,202,454     1,956,632  10,806,074
                ----------- ---------- ----------  ------------ -----------
  Loss from
  operations     (1,680,025)  (690,018)(3,035,656)   (1,935,311)(10,601,443)

Other income
(expense):
  Interest          472,891       --       891,054         --     1,304,323
  Amortization
   of technol-
   ogy advance      166,869       --       233,874         --       370,075
  Miscellaneous     (42,222)    13,847     (47,567)     (47,326)     33,145
                ----------- ---------- -----------  ----------- ------------
     Net loss   $(1,082,488)$ (676,171)$(1,958,295) $(1,982,637)$(8,893,901)

Net loss
 per share      $     (0.06)$    (0.04)$     (0.10) $     (0.12)$     (0.63)

Shares used
 in per share
 calculations    19,238,360 16,738,740  19,256,695   16,299,313  14,103,229

The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                             Period from
                                                            June 15, 1993
                                                              (date of
                                       Six Months Ended     inception) to
                                         September 30,      September 30,
                                       1997        1996         1997
Cash flows from operating          -----------  -----------  -----------
activities:
 Net loss                          $(1,958,295) $(1,982,637) $(8,893,901)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation and amortization        46,495       16,097      115,233
   Foreign currency translation
       adjustment                       18,559       54,703      (39,096)
   Amortization of technology
       advances                       (233,874)        --       (364,485)
   Amortization of note receivable     239,408      217,882      718,748
   Common stock issued for services       --      1,019,815    3,188,857
 Changes in assets and liabilities:
   Accounts and other receivables      (43,046)    (912,936)     (97,464)
   Prepaid and other assets            (22,603)    (280,381)     (42,776)
   Accounts payable and accrued
       liabilities                     250,076     (104,739)     609,558
   Deferred revenue                    113,749
                                   -----------   ----------   ----------
     Net cash used in operating
     activities                     (1,589,531)  (1,972,196)  (4,805,326)
                                   -----------   ----------   ----------

Cash flows from investing activities:
 Acquisition of fixed assets          (123,522)    (126,982)    (513,628)
 Deposits                              (15,892)         -        (15,892)
                                   -----------   ----------   ----------
                                      (139,414)    (126,982)    (529,520)
Cash flows from financing activities:
 Issuance of convertible debentures       --      2,000,000    2,000,000
 Proceeds from sale of common stock       --        297,000    1,607,353
 Repurchases of common stock                        (10,000)     (10,000)
 Advances on technology fee          1,303,565    1,925,057    3,228,622
                                   -----------   ----------   ----------
     Net cash provided by
     financing activities            1,303,565    4,212,057    6,825,975
                                   -----------   ----------   ----------
Net increase(decrease) in cash
 and cash equivalents                 (425,380)   2,112,879    1,491,129

Cash and cash equivalents,
 beginning of period                 1,916,509      357,556         --
                                   -----------   ----------   ----------
Cash and cash equivalents,
 end of period                     $ 1,491,129   $2,470,435   $1,491,129

The accompanying notes are an integral part of these financial statements.

                                                              Period from
                                                             June 15, 1993
                                       Six Months Ended   (date of inception)
                                         September 30,      to September 30,
                                        1997       1996          1997
                                     ----------  --------  -----------------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange
  for services performed                  --      889,715      1,755,214

Issuance of stock options in exchange
  for services performed                  --         --          152,892

Issuance of common stock in exchange
  for employee compensation               --         --          110,751

Common stock exchanged for debentures
  exercised                               --         --        1,270,000

Issuance of common stock in exchange
  for stock subscriptions                 --      271,049        271,049

Foreign currency translation
  adjustment                          18,559       54,703         29,381

Common stock issued in exchange for
  notes receivable                        --    1,568,750      1,568,750

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

2. Summary of Significant Accounting Policies

Comparative consolidated financial statement information for the period ended September 30, 1996 has been restated for certain errors and omissions as a result of the annual financial statement process as of March 31, 1997 on Form 10-KSB.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

3.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement Number 128 (SFAS 128) "Earnings Per Share," which the Company is required to adopt for its fiscal year ending March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Application of SFAS 128 is expected to have no impact on primary earnings per share for the period ended September 30, 1997. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

4.   Subsequent Events

The Company has entered into an agreement with an investment banking firm to sell units of the Company's preferred stock in a Private Placement. The sale of stock was completed subsequent to the quarter ending September 30, 1997.
68.5 units were sold at a cost of $150,000 per unit. Each unit consisted of 40,000 shares of preferred stock, par value $.001, convertible into 400,000 shares of common stock. Also included with each unit was a detachable common stock purchase warrant to purchase

200,000 shares of the Company's common stock at a purchase price of $.50 per share. The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totalled approximately $1.3 million. In conjunction with the private placement, three additional Board members were appointed to the Board of Directors.

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

                    Quarter Ended    Percent     Six Months Ended     Percent
                  9/30/96   9/30/97  Change     9/30/96     9/30/97   Change
                 --------  --------  -------  ----------  ----------  -------
Net Sales        $ 37,612  $222,812    492%   $   60,520  $  372,265    515%

Gross Profit     $ 15,737  $117,042    644%   $   21,321  $  166,798    682%
Percentage of
 net sales            42%       53%                  35%         45%

Research &
 Development     $179,403  $171,261     -5%   $  258,303  $  318,672     23%
Percentage of
 net sales           477%       77%                 427%         86%

Sales &
 Marketing       $137,306  $428,692    212%   $  197,880  $  815,640    312%
Percentage of
 net sales           365%      192%                 327%        219%

General &
 Administrative  $389,046  $804,614    107%   $1,500,449  $1,283,142    -14%
Percentage of
 net sales         1,034%      361%               2,479%        345%

TOTAL REVENUES AND GROSS PROFIT:

As can be seen from the above table, total revenues for the second quarter of fiscal year 1998 as well as for the first six months of the fiscal year increased when compared to both the second quarter of fiscal year 1997 and the first six months of fiscal year 1997. This increase was due to the Company commencing sales of its QuoteXpress and SplitXpress products. The QuoteXpress product sales were in the early stages in first quarter of fiscal year 1997, and have increased markedly since that time. The SplitXpress product sales began in August 1997 and represented approximately $23,000 of the sales for the latest quarter. The remaining sales represented sales of QuoteXpress products.

Gross profit for both the second quarter of fiscal year 1998 as well as for the first six months of the fiscal year increased when compared to both the second quarter of fiscal year 1997 and the first six months of fiscal year 1997.
This increase was due to increasing sales volumes as discussed above. Gross profit percentages for both the second quarter of fiscal year 1998 as well as for the first six months of the fiscal year increased when compared to both the second quarter of fiscal year 1997 and the first six months of fiscal year 1997. This increase was due to increasing efficiencies as the Company has increased sales. Overhead and indirect cost of providing services have steadily decreased as a percent of sales as those costs are distributed over a larger subscriber base.

OPERATING EXPENSES:

Research and development expenses are expenses incurred to develop new products and to develop product enhancements for current products. These expenses are incurred in the Company's engineering offices located in Vancouver B.C. Research and development expenses were comparable for the second quarter fiscal year 1998 when compared with the second quarter fiscal year 1997, and increased for the six month period ended September 30, 1997 when compared with the six month period ended September 30, 1996. The increase was due to the Company incurring costs for product enhancements for the MailXpress product as well as for QuoteXpress product. Additionally, MessageX reached completion during the second quarter of fiscal year 1998. During the same period of fiscal year 1997 the Company was still in the early development stages for MessageX and MailXpress. The Company also has a number of products in the early stages of development during quarter ended September 30, 1997 which were not in development in the comparable period in the prior fiscal year.

Sales and marketing expenses consist of costs incurred to market the Company's products through advertising, attendance at trade shows, and to develop an effective marketing strategy. Also included in this category are costs for the maintenance of both an inside sales staff, and an outside key account sales force. These costs have increased when compared with comparable periods in the prior fiscal year. This is due to the development of a marketing strategy, increased advertising costs necessary to obtain customers, and an increase in the sales staff. The Company anticipates further increases in this category due to ongoing marketing efforts, anticipated increases in the sales staff, as well as for the development of additional advertising campaigns necessitated by the completion of products currently in research and development which will reach marketability in the coming months.

General and administrative expenses are classified as costs incurred by the infrastructure of the organization. These consist of accounting costs, legal costs, rent, depreciation of Company fixed assets, utilities and allocation of other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. Costs associated with this category have decreased for the six month period ended September 30, 1997 when compared to the comparable six month period in the previous year. When the quarter ended September 30, 1997 is compared to the quarter ended September 30, 1996, the expenses have increased between periods. This change is due to the fact that the Company incurred considerable costs when the administrative function was being established in the first quarter of fiscal year 1997. These costs were of a one-time nature and as a result the costs decreased when compared to the current six month period. Costs of the second quarter 1997 have increased when compared to the second quarter 1996 due to increases in personnel, legal and accounting costs associated with a private placement which was in process during the quarter and other overhead costs such as insurance and rent.

                  Quarter Ended      Percent      Six Months Ended     Percent
               9/30/96     9/30/97    Change    9/30/96      9/30/97   Change
              ---------  ----------- -------  -----------  ----------- -------
Loss from
Operations    $(690,018) $(1,680,025)  143%   $(1,935,311) $(3,035,656)  57%

Percentage
of net sales    -1,835%        -754%               3,198%         815%

LOSS FROM OPERATIONS:

The losses incurred from operations have increased for both the six month period ended September 30, 1997 and for the quarter ended September 30, 1997 when compared to the appropriate periods in the previous fiscal year. This is due to the reasons discussed and elaborated upon above.

                       Quarter Ended    Percent    Six Months Ended    Percent
                     9/30/96   9/30/97  Change   9/30/96     9/30/97   Change
                     -------  --------  ------  ---------  ----------  ------
Other Income
(Expense)            $13,847  $597,538  4,215%  $(47,326)  $1,077,361  2,377%

OTHER INCOME AND EXPENSE:

Other income and expense category consists of non-operational revenues and expenses. Examples of this category are interest revenue, interest expense, gains on sales of fixed assets, and miscellaneous items. The non-operational revenues have increased due to the recognition of income earned on sales of technology and interest earned on notes receivable with stockholders. The sale of technology occurred subsequent to second quarter end September 30, 1996. Interest earned on note receivable from stockholder was earned for only a portion of the six month period ended September 30, 1996 and for the complete six month period ended September 30, 1997.

FINANCIAL CONDITION:
                                               Six months ended
                                                 September 30,        Percent
                                               1997          1996      Change
                                           -----------   -----------   -------
Net cash used in operating activities      $(1,589,531)  $(1,972,196)   -24%

Net cash used in investing activities         (139,414)     (126,982)    10%

Net cash provided by financing activities    1,303,565     4,212,057    -69%

Working capital has decreased from $1,467,334 at March 31, 1997 to $538,363 at September 30, 1997. The decrease was primarily attributable to the $1,958,295 net loss for the six month period. This was offset in part by the $1,303,565 which the Company received as an advance on the sale of the QuoteXpress technology. The net loss was due to expenses incurred in developing products, establishing and maintaining an administrative and finance function and developing and implementing marketing and sales plans.

Cash used in investing activities increased as fixed assets were purchased by the Company for the research and development department, and for administrative functions.

Cash provided by financing activities decreased for the six months ended September 30, 1997 when compared to the six months ended September 30, 1996. This is due to the Company not selling common stock or debentures in the six months ended September 30, 1997; however, the Company did receive the $1,303,565 from the sale of a technology referred to above.

On November 5, 1997 the Company completed a private placement, selling approximately 2.7 million shares of preferred stock for which approximately $6.9 million in cash net of expenses was received. The cash received will be used to implement the marketing plan as well as for ongoing research and development efforts.

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

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 11.1 - Statement Regarding Computation of Net Loss Per Share (p.11)

     (b)  Reports on Form 8-K.

                   The Company filed a Current Report on Form 8-K dated September 10, 1997 which reported on Item 5.

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION

Date:   November 14, 1997           By:  /s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)

                                    By:  /s/ Thomas C. Bland
                                      Thomas C. Bland, Chief Financial
                                      Officer (Principal Financial Officer)

                            INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        -------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                   Filed herewith electronically
  27.     Financial Data Schedule              Filed herewith electronically
                               -11-