Form 10QSB
period 1997-12-31
DATALINK SYSTEMS CORP /CA/
filed 1998-02-13
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 1997

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

                           Yes [ X ]   No [   ]

There were 20,182,925 shares of the Registrant's Common Stock outstanding as of December 31, 1997.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)

                               TABLE OF CONTENTS
                                                                    Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 1997 and March 31, 1997                        3

     b.  Condensed Consolidated Statements of Operations
         for three months ended December 31, 1997 and 1996,
         and the nine months ended December 31, 1997 and 1996
         and the period from June 15, 1993 (date of inception)
         to December 31, 1997                                        4

     c.  Condensed Consolidated Statements of Cash Flows
         nine months ended December 31, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to December 31, 1997                                       5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        8-11

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                         12
ITEM 2.  CHANGES IN SECURITIES.                                     12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                           12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       12
ITEM 5.  OTHER INFORMATION.                                         12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           12

         SIGNATURES                                                 13
                                EXHIBITS
     INDEX TO EXHIBITS                                              13

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE

                           DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      December 31         March 31
                                         1997               1997
                                      (unaudited)        (audited)
     ASSETS:                          -----------       -----------
Current assets:
  Cash and cash equivalents           $ 8,365,784        $1,916,509
  Accounts receivable                      72,533            49,685
  Other receivables                           823             4,733
  Prepaid expenses                         33,587             5,432
                                      -----------        ----------
     Total current assets               8,472,727         1,976,359

Fixed assets, net                         582,667           321,368
Other assets                               28,601            14,741
                                      -----------        ----------
     Total assets                     $ 9,083,995        $2,312,468
                                      ===========        ==========
     LIABILITIES:
Current liabilities:
  Bank Overdraft                                         $   21,521
  Accounts payable                    $   180,382           131,188
  Accrued liabilities                     229,591            93,024
  Current portion capital leases           11,025                 -
  Current portion on advance
   on technology sales                    462,469           263,292
  Deferred revenue                        113,683                 -
                                      -----------         ---------
     Total current liabilities            997,150           509,025
  Capital lease, net of current portion    68,522                 -
  Advance on technology sale, net
  of current portion                    2,281,098         1,531,154
                                      -----------        ----------
     Total Liabilities                  3,346,770         2,040,179

Commitments and contingencies

      SHAREHOLDERS' EQUITY
Preferred stock                             2,740                 -
Common stock                               20,183            19,183
Additional paid-in capital             17,375,037         8,335,777
Foreign currency translation
  adjustment                              (43,857)          (57,655)
Note receivable                        (1,792,979)       (1,089,410)
Deficit accumulated during the
  development stage                    (9,823,899)       (6,935,606)
                                      -----------        ----------
     Total shareholders' equity         5,737,225           272,289
                                      -----------        ----------
Total liabilities and shareholders'
  equity                              $ 9,083,995        $2,312,468
                                      ===========        ==========
The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                  Period from
                                                                 June 15, 1993
                                                                 (date of in-
                   Three Months Ended      Nine months Ended      ception) to
                       December 31,           December 31,        December 31,
                     1997       1996       1997         1996         1997
                 -----------  ----------  ----------  ----------  -----------
Net sales        $   271,367  $   27,404  $  643,632  $   87,923  $   840,523

Cost and
expenses:

  Cost of
    services
    provided        (136,515)    (22,847)   (341,982)    (62,046)    (501,040)

  Research and
    development     (201,652)   (165,183)   (520,325)   (423,486)  (1,438,734)

  Sales and
    marketing       (536,185)   (201,603) (1,351,825)   (399,483)  (2,629,977)

  General and
    administrative  (569,737) (1,773,400) (1,852,879) (3,273,848)  (6,986,185)

  Other (note 3)     242,724      94,090     535,086      46,765      891,514
                 ----------- ----------- ----------- ----------- ------------
    Net loss     $(  929,998)$(2,041,539)$(2,888,293)$(4,024,175)$( 9,823,899)
                 =========== =========== =========== =========== ============
Basic loss per
share            $     (0.05)$     (0.11)$     (0.14)$     (0.23)$      (0.68)
                 =========== =========== =========== =========== ============
Diluted loss
per share        $     (0.05)$     (0.11)$     (0.14)$     (0.23)$      (0.68)
                 =========== =========== =========== =========== ============
Shares used in
per share
calculations
(Note 4)          19,509,012  19,022,461  19,341,107  17,210,329   14,402,827
                 =========== =========== =========== =========== ============
The accompanying notes are an integral part of these financial statements.

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                             Period from
                                                            June 15, 1993
                                                              (date of
                                       Nine months Ended    inception) to
                                         December 31,        December 31,
                                       1997        1996          1997
                                    ----------  -----------  ------------
Cash flows from operating
activities:
 Net loss                          $(2,888,293) $(4,024,175) $(9,823,899)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization        79,882       27,418      148,620
   Foreign currency translation
       adjustment                       13,798       88,773      (43,857)
   Amortization of technology
       advances                       (354,444)     (62,856)    (486,737)
   Amortization of note receivable     346,431      348,611      825,771
   Common stock issued for services          -    2,271,643    3,188,857
 Changes in assets and liabilities:
   Accounts and other receivables      (18,938)      (3,832)     (73,356)
   Prepaid and other assets            (28,155)      (4,168)     (46,296)
   Accounts payable and accrued
       liabilities                     164,240      (68,292)     523,656
   Deferred revenue                    113,683
                                   -----------   ----------   ----------
     Net cash used in operating
     activities                     (2,571,796)  (1,426,878)  (5,787,241)
                                   -----------   ----------   ----------
Cash flows from investing activities:
 Acquisition of fixed assets          (259,541)    (223,934)    (649,647)
 Deposits                              (13,860)           -      (15,892)
                                   -----------   ----------   ----------
     Net cash used in investing
     activities                       (273,401)    (223,934)    (665,539)
                                   -----------   ----------   ----------
Cash flows from financing activities:
 Issuance of preferred stock         9,226,000            -    9,226,000
 Offering expenses, sale of
   preferred stock                  (1,233,000)           -   (1,233,000)
 Payments on capital leases             (2,093)           -       (2,093)
 Issuance of convertible debentures       --      2,000,000    2,000,000
 Proceeds from sale of common stock       --        138,240    1,607,353
 Repurchases of common stock                        (10,000)     (10,000)
 Advances on technology fee          1,303,565    1,925,057    3,230,304
                                   -----------   ----------   ----------
     Net cash provided by
     financing activities            9,294,472    4,053,297   14,818,564
                                   -----------   ----------   ----------
Net increase in cash and cash
  equivalents                        6,449,275    2,402,485    8,365,784

The accompanying notes are an integral part of these financial statements.

                                                              Period from
                                                             June 15, 1993
                                       Nine months Ended   (date of inception)
                                         December 31,       to December 31,
                                       1997         1996         1997
                                   -----------   ----------   ----------
Cash and cash equivalents,
 beginning of period                 1,916,509      357,556         --
                                   -----------   ----------   ----------
Cash and cash equivalents,
 end of period                     $ 8,365,784   $2,760,041   $8,365,784
                                   ===========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in
  exchange for services performed           --    1,655,214    1,755,214

Issuance of stock options in
  exchange for services performed           --           --      152,892

Issuance of common stock in exchange
  for employee compensation                 --           --      110,751

Common stock exchanged for debentures
  exercised                                 --    1,270,000    1,270,000

Issuance of common stock in exchange
  for stock subscriptions                   --      271,049      271,049

Common stock issued in exchange for
  notes receivable                          --    1,568,750    1,568,750

Preferred stock issued in exchange
  for notes receivable                1,050,000          --    1,050,000

Equipment exchange for capital lease     81,640          --       81,640

Stock issued in conjunction with
antidilutive agreement                    1,000          --        1,000

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

2. Summary of Significant Accounting Policies

Comparative consolidated financial statement information for the period ended December 31, 1996 has been restated for certain errors and omissions as a result of the annual financial statement process as of March 31, 1997 on Form 10-KSB.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

Certain expense accounts have been reclassified in the fiscal year ended March 31, 1997 for consistency of presentation with the fiscal year ended March 31, 1998. The reclassifications do not affect net income or earnings per share.

3.  Other Income

Other income (expense) consists of the following items:
                                                                 Period from
                                                                   6/15/93
                                                                    (date
                                                                 of inception)
                   Three months ended       Nine months ended         to
                   -------------------    ---------------------  -------------
 Description       12/31/97   12/31/96     12/31/97    12/31/96     12/31/97
----------------  ---------- ----------  -----------  ---------   -----------
Owners fee sale
of technology     $(392,500) $       -   $(1,177,500) $      -    $1,451,250

Interest on note
from sale of
technology          392,500          -    (1,177,500)        -    (1,451,250)

Amortization of
technology
advance             120,570          -       354,444         -       490,645

Interest income     122,837          -       228,891         -       368,408

Miscellaneous          (683)    94,090       (48,249)   46,765        32,461

Total other
income (expense)  $ 242,724    $94,090   $   535,086   $46,765    $  891,514
                  =========    =======   ===========   =======    ==========

4.  Earnings Per Share (EPS) Disclosures:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving affect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted' method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                 Period from
                                                                 June 15, 1993
                    Three Months               Nine Months        (inception)
                        Ended                    Ended                to
                     December 31,              December 31,       December 31,
                   1997        1996         1997         1996         1997
                ---------- -----------  ------------  ----------  -----------
Numerator -
loss and
diluted EPS
  Net loss     $ (929,998) $(2,041,539) $(2,888,293) $(4,024,175) $(9,823,899)

Denominator -
Basic EPS
  Common stock
  outstanding  19,509,012   19,022,461   19,341,107   17,210,329   14,402,827
               ----------   ----------   ----------   ----------   ----------
Basic loss per
share          $   (0.05)   $    (0.11)  $    (0.14)  $    (0.23)  $   (0.68)
               =========    ==========   ==========   ==========   =========
Denominator -
Diluted EPS

  Denominator -
  Basic EPS    19,509,012   19,022,461   19,341,107   17,210,329   14,402,827

  Effect of
  Dilutive
  Securities:

    Common
    stock
    options            --          --           --           --           --

    Convertible
    preferred
    stock              --          --           --           --           --

               19,509,012   19,022,461   19,341,107   17,210,329   14,402,827

Diluted earn-
ings per
share          $    (0.05)  $    (0.11)  $    (0.14)  $    (0.23)  $    (0.68)
               ==========   ==========   ==========   ==========   ==========

5.   New Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for the Company's 1999 fiscal year.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for how public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for the Company's 1999 fiscal year. The Company does not believe it currently has any separately reportable segments.

6.   Private Placement

The Company entered into an agreement with an investment banking firm to sell units of the Company's preferred stock in a Private Placement. 68.5 units were sold at a cost of $150,000 per unit. Each unit consisted of 40,000 shares of preferred stock, par value $.001, convertible into 400,000 shares of common stock. The conversion of the preferred to common is mandatory, and occurs on May 5, 1999, if certain conditions are met. Also included with each unit was a detachable common stock purchase warrant to purchase 200,000 shares of the Company's common stock at a purchase price of $.50 per share, exercisable beginning on May 5, 1999. The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totalled approximately $1.3 million in cash. The Company also provided the investment banking firm with 8,243,826 warrants to purchase shares of the Company's common stock at $0.37 per share. The warrants are immediately exercisable. In conjunction with the private placement, three additional Board members were appointed to the Board of Directors.

7.  Stock Split

On January 28, 1998, the Company announced a 1 for 10 reverse stock split. The stock split is effective for shareholders of record as of February 9, 1998.

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

                    Quarter Ended     Percent    Nine months Ended    Percent
                 12/31/97    12/31/96  Change   12/31/97    12/31/96   Change
                ---------  ----------- ------ ----------- ------------ ------
Net Sales       $ 271,367  $    27,404   890% $   643,632 $     87,923   631%

Gross Profit    $ 134,852  $     4,557 2,859% $   301,650 $     25,877 1,065%
Percentage of
 net sales            49%          16%                46%          29%

Research &
 Development    $ 201,652  $   165,183    22% $   520,325 $    423,486    22%
Percentage of
 net sales            74%         602%                80%         481%

Sales &
 Marketing      $ 536,185  $   201,603   165% $ 1,351,825 $    399,483   238%
Percentage of
 net sales           197%         735%               210%         454%

General &
 Administrative $ 569,737  $ 1,773,400    73% $ 1,852,879  $ 3,273,848    43%
Percentage of
 net sales           209%       6,471%               287%       3,723%

TOTAL REVENUES AND GROSS PROFIT:

As can be seen from the above table, total revenues for the third quarter of fiscal year 1998 as well as for the first nine months of the fiscal year increased when compared to both the third quarter of fiscal year 1997 and the first nine months of fiscal year 1997. This increase was due to the Company commencing sales of its QuoteXpress and SplitXpress products. The QuoteXpress product sales were in the early stages in first quarter of fiscal year 1997, and have increased markedly since that time. The SplitXpress product sales began in August 1997 and represented approximately $54,000 of the sales for the latest quarter and approximately $77,000 of the sales for the nine months ended December 31, 1997. The remaining sales represented sales of QuoteXpress products.

Gross profit for both the third quarter of fiscal year 1998 as well as for the first nine months of the fiscal year increased when compared to both the second quarter of fiscal year 1997 and the first nine months of fiscal year 1997. This increase was due to increasing sales volumes as discussed above. Gross profit percentages for both the third quarter of fiscal year 1998 as well as for the first nine months of the fiscal year increased when compared to both the third quarter of fiscal year 1997 and the first nine months of fiscal year 1997. This increase was due to increasing efficiencies as the Company has increased sales. Overhead and indirect cost of providing services have steadily decreased as a percent of sales as those costs are distributed over a larger subscriber base.

OPERATING EXPENSES:

Research and development expenses are expenses incurred to develop new products and to develop product enhancements for current products. These expenses are incurred in the Company's engineering offices located in Vancouver B.C. Research and development expenses increased slightly for the third quarter fiscal year 1998 when compared with the third quarter fiscal year 1997, and increased for the nine month period ended December 31, 1997 when compared with the nine month period ended December 31, 1996. The increase was due to the Company incurring costs for product enhancements for the MailXpress product as well as for QuoteXpress product. Additionally, MessageX reached completion during the second quarter of fiscal year 1998. During the same period of fiscal year 1997 the Company was still in the early development stages for MessageX and MailXpress. The Company also had a number of products in the early stages of development during the quarter ended December 31, 1997 which were not in development in the comparable period in the prior fiscal year.

Sales and marketing expenses consist of costs incurred to market the Company's products through advertising, attendance at trade shows, as well as for the development of an effective marketing strategy. Also included in this category are costs for the maintenance of both an inside sales staff, and an outside key account sales force. These costs have increased when compared with comparable periods in the prior fiscal year. This is due to the development of a marketing strategy, increased advertising costs necessary to obtain customers, and an increase in the sales staff. The Company anticipates further increases in this category due to ongoing marketing efforts, anticipated increases in the sales staff, as well as for the development of additional advertising campaigns necessitated by the completion of products currently in research and development which will reach marketability in the coming months.

General and administrative expenses are classified as costs incurred by the infrastructure of the organization. These consist of accounting costs, legal costs, rent, depreciation of Company fixed assets, utilities and allocation of other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. Costs associated with this category have decreased for the nine month period ended December 31, 1997 when compared to the comparable nine month period in the previous year, as well as for the quarter ended December 31, 1997 when compared to the quarter ended December 31, 1996. The decrease in general and administrative costs is attributable to costs incurred during fiscal year 1997 to set up the Company which were charged to expense during the quarter. These expenses did not reoccur during fiscal year ended March 31, 1998.
                       Quarter Ended    Percent  Nine Months Ended   Percent
                    12/31/97  12/31/96  Change  12/31/97   12/31/96  Change
                    -------- ---------- ------  --------- ---------- ------
Other Income
(Expense)           $242,724 $   94,090  157%    $535,086 $   46,765   958%

OTHER INCOME AND EXPENSE:

Other income and expense category consists of non-operational revenues and expenses. Examples of this category include Owners fees from the sales of technology, Interest on notes received on sales of technology, amortization of advances received in the sale with technology, and interest income. The increase in other income is due to increases in interest income earned on notes receivable and investments.

FINANCIAL CONDITION:
                                               Nine months ended
                                                  December 31,         Percent
                                               1997          1996      Change
                                           -----------   -----------   ------
Net cash used in operating activities      $(2,571,796)  $(1,426,878)    80%

Net cash used in investing activities         (273,401)     (223,924)    22%

Net cash provided by financing activities    9,294,472     4,053,297    129%

Working capital has increased from $1,467,334 at March 31, 1997 to $7,475,577 at December 31, 1997. The increase was primarily attributable to the proceeds of a private placement which netted the Company $8,000,000 as well as the $1,303,565 which the Company received as an advance on the sale of the QuoteXpress technology. The net loss was due to expenses incurred in developing products, establishing and maintaining an administrative and finance function and developing and implementing marketing and sales plans.

Cash used in investing activities increased as fixed assets were purchased by the Company for the research and development department, and for administrative functions.

Cash provided by financing activities increased for the nine months ended December 31, 1997 when compared to the nine months ended December 31, 1996. This is due to the Company selling preferred stock in the nine months ended December 31, 1997; the Company also received the $1,303,565 from the sale of a technology referred to above.

On November 5, 1997 the Company completed a private placement, selling approximately 2.7 million shares of preferred stock for which approximately $8.0 million in cash net of expenses was received. The cash received will be used to implement the marketing plan as well as for ongoing research and development efforts.
                            PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.

          During the quarter ended November 30, 1997, the Company sold 68.5 units of the Company's preferred stock to accredited investors in connection with a Private Placement at a price of $150,000 per unit. Each unit consisted of 40,000 shares of Series A convertible preferred stock, convertible into 400,000 shares of common stock, and 200,000 detachable common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $.50 per share.

       61.5 of the units were sold for cash for total gross proceeds of $9,225,000 and 7 units were sold to an officer of the Company for a promissory note in the amount of $1,050,000. In connection with this private offering the Company paid Commonwealth Associates a commission of $719,250, a $205,500 expense allowance, and a $308,250 structuring fee for its services as placement agent.

          With respect to the Private Placement, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing complete information concerning the Company. A Form D was filed with the SEC and the Company complied with the applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 11.1 - Statement Regarding Computation of Net Loss Per Share (p.11)

     (b)  Reports on Form 8-K.

                   The Company filed a Current Report on Form 8-K dated November 5, 1997 which reported on Items 5 and 7.

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION

Date:   February 13, 1998           By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)

                                    By:/s/ Thomas C. Bland
                                       Thomas C. Bland, Chief Financial
                                       Officer (Principal Financial Officer)

                            INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        -------------------------
  11.1    Statement Regarding Computation of
          Net Loss Per Share                   Filed herewith electronically
  27.     Financial Data Schedule              Filed herewith electronically
                               -14-