Form 10KSB
period 1998-03-31
DATALINK SYSTEMS CORP /CA/
filed 1998-07-01
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: March 31, 1998

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

        1735 Technology Drive, Suite 790, San Jose, California 95110
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                              (408) 367-1700
                        ---------------------------
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $962,461.

As of May 18, 1998, 2,018,293 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $8,210,157.

DOCUMENTS INCORPORATED BY REFERENCE: None.
Transitional Small Business Disclosure Format (check one): Yes __   No X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Datalink Systems Corporation (the "Company") was formed under the laws of the State of Colorado on August 15, 1986, for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. On June 19, 1996, the Company changed its name from Lord Abbott, Inc. to Datalink Systems Corporation, effected a one for three hundred reverse split, and changed its domicile to Nevada.

     In August of 1988, the Company completed a public offering in which it received net proceeds of approximately $240,000.

     On June 27, 1996, the Company issued 1,646,532 shares (as adjusted for the 1 for 10 reverse split effective on February 9, 1998) of its $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of Datalink Communications Corporation ("DCC") in an exchange transaction in which DSC became a wholly owned subsidiary of the Company.

     On November 5, 1997, the Company completed the sale of units of the Company's Series A Convertible Preferred Stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of Preferred Stock, par value $0.01, and each share of Preferred Stock is now convertible into one share of Common Stock. Also included with each unit was a detachable Common Stock purchase warrant to purchase 20,000 shares of the Company's Common Stock at a purchase price of $5.00 per share.

     The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

     On January 8, 1998, shareholders holding 10,582,523 shares (pre-split) of the Company's $.001 par value Common Stock (the "Common Stock"), and 141,558 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), signed written consents approving a one for ten (1 for 10) reverse split of the Company's outstanding Common Stock and an increase in the number of shares of Common Stock which may be acquired upon the exercise of options under the Company's 1996 Stock Option Plan from 300,000 to 500,000 after the reverse split. On January 8, 1998, there were 20,182,925 shares of Common Stock issued and outstanding, and 2,740,000 shares of Preferred Stock outstanding.

     On January 15, 1998 the Board of Directors of the Company approved a 1 for 10 reverse stock split. The 1 for 10 reverse stock split was effected on February 9, 1998, and applied to all shareholders of record. Subsequent to the split the number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000, and the number of shares of Common Stock issued and outstanding was 2,018,293. All financial data and share data in this Form 10-KSB give retroactive effect to this split, unless otherwise indicated.

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

DESCRIPTION OF BUSINESS

     GENERAL

     Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "General" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is a Silicon Valley based information service company using proprietary intelligent agent technology to link the Internet to wireless communications technologies. The Company provides a new way to access, receive and send information with a complete line of Internet enabled services for the paging, PCS and digital cellular industries. The Company's technology combines features from Yahoo and PointCast and expands them to an Internet to Wireless platform. The Company has been featured on CNBC, CNN and ABC, and received SmartMoney Magazine's award as the number one wireless service of its kind.

     The Company's Internet to Wireless technology delivers both Internet and telecommunications technologies to the consumer. The ability to request information, search a database and receive the information back on the handset or pager can add value to information because the consumers receive the exact content that is personal and important to them, whether they want it instantly, scheduled for later or triggered by a defined event. The Company's services are used by consumers and professionals at home, on the road and in the office.

INDUSTRY BACKGROUND

     With the current growth of digital technology such as personal communications services (PCS), there will be continued demand for communications with data features and faster and easier access to information. The Company has both the technology and capability to become a major contender in providing information services to this market. The Pelorus Group forecasts that with the increase in mobile workers there will be a significant increase in demand for wireless data services. They predict the number of mobile workers will increase from 40.5 million today to 62.5 million workers by 2001.

     By the year 2002, the Strategic Group projects there will be over 500 million cellular and PCS subscribers worldwide, more than tripling the end-year 1996 cellular and PCS subscriber base of nearly 140 million. This projection contends that there is considerable pent-up demand for wireless services. For example, of 871 non-cellular users surveyed, 24% said they wished they had wireless of any form. And, within that group, 16% said they are considering a wireless purchase, such as cellular or two-way messaging via PCS. The Pelorus Group corroborates the Yankee Group's predictions. Currently, according to the Pelorus Group, the total number of all business subscriptions in wireless data communications is 23 million subscribers. This is further divided into 19 million business subscribers for pagers (alerting only); 1.4 million for text messaging (short text messages on alphanumeric pagers); 680,000 data users (a subset of cellular users); 489,000 specialized data networks; and 1.45 million corporate private networks. The total 1995 revenue base for wireless data was nearly $2.5 billion. One-way paging was $1.7 billion (or 68% of the total). Messaging-computing support was $536 million (21%) and private networks accounted for 11%. According to the Strategic Group, wireless e-mail subscribers will grow from an estimated 1.5 million in 1997 to 15.6 million by the year 2001. The Group said 72% of wireless users and 40% of nonusers are interested in two-way wireless e-mail. This, according to the study, represents a total market potential of 44.3 million users. Wireless technology breaks down into one-way data, and two-way voice and/or data communications. One-way communications is best typified by current paging services. Some 40 million Americans carry pagers today, with more than half of those consumers using pagers for personal reasons. Opportunities also exist for the Company to deliver its services using a variety of other existing and future personal communications technologies.
New services and enhanced versions of the Company s initial services will be subsequently offered, and will utilize the capabilities of future one-way and two-way mobile data technologies such as Digital Cellular Short Message Service (SMS), PCS, NPCS, GSM, digital cellular, Addressable Cable TV and other emerging communications technologies as they become available.

     Future technology developments in the wireless messaging industry are expected to evolve and drive subscriber growth as users demand more sophisticated services and devices. Wireless technology breaks down into one-way and two-way communications.

     One-way communications is best typified by paging services. Industry sources indicate that there are approximately 40 million pagers in service in the United States--representing a penetration rate in excess of 15% of the population.

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

     1. LIMITED OPERATING HISTORY, OPERATING LOSSES AND FLUCTUATIONS. The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. For example, for the year ended March 31, 1998, the Company had a net loss available to common shareholders of approximately $14,738,804 and had an accumulated deficit of approximately $21,674,410. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, increases in production and engineering costs associated with new products. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Management anticipates that the Company's average monthly revenue per subscription will decline in the foreseeable future due to increased competition and a higher mix of subscribers added through third party resellers.

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

     3. NO ASSURANCE THAT GROWTH STRATEGY WILL BE ACHIEVED. The Company has recently commenced operations in the United States and as of April 30, 1998 had a customer base of approximately 3,000 users. The Company anticipates it will be profitable if it can expand its customer base to 10,000 users. However, there can be no assurances the Company can achieve the desired growth.

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

     5. MARKET ACCEPTANCE. As stated above, the Company's customer base in the United States was approximately 3,000 on April 30, 1998. The Company's success will be dependent upon the consumers and third party resellers' active acceptance of the current information technology as developed by the Company and future generations developed by the Company. The Company is unable to predict how quickly, if at all, its products will be accepted. Any delay in market acceptance may have a material adverse effect on the Company's business, operating results and financial condition.

     6. INTENSE COMPETITION. The telecommunications and information services industry is a very competitive industry, and the Company will be competing with larger companies with greater resources. The telecommunication and information services industry is characterized by rapid technological progress and intense competition from numerous organizations. New developments are expected to continue at a rapid pace. Many of the Company's competitors have significantly greater research and development, marketing, financial and human resources than the Company and represent significant long-term competition.
If any of such competitors were to devote additional resources to the wireless information business or focus its strategy on the Company's marketing and product niches, the Company's results of operations could be adversely affected. There can be no assurance that in the future the Company will be able to develop and market products on a timely basis with sufficient features in order to remain competitive. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to compete directly with the Company. Any such factors may have a material adverse effect on the Company's business, operating results and financial condition.

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

     9. DEPENDENCE ON KEY PERSONNEL. Since the first fiscal quarter of 1997, the Company has experienced a significant expansion in its overall level of business, including research and development, marketing, technical support and sales. This expansion in the scope of the Company's business and operations has resulted in a need for significant investment in infrastructure and systems. The Company's future operating results will therefore depend on its ability to successfully implement operating and financial procedures and controls, to improve coordination among different operating functions, to strengthen management information systems and to continue to hire additional personnel, particularly in its customer service and engineering departments. Although new management has taken actions intended to improve these areas, there can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results. In addition, the Company has recently effected changes in its management team. The success of the Company will be dependent, to a significant extent, upon the ability of the management team under the direction of Anthony LaPine to successfully achieve the revenue and performance goals of the Company.

     There can be no assurance that the Company's new management team and other new personnel can successfully manage the Company's rapidly evolving business, and failure to do so would have a material adverse effect upon the Company's operating results.

     10. OWNERSHIP OF MAILXPRESS TECHNOLOGY. On June 14, 1996, the Company entered into an agreement with Shalcor Investments, Inc. ("Shalcor") whereby the Company sold and Shalcor purchased the MailXpress software. On August 21, 1996, the Company entered into an agreement with Shalcor in which Shalcor granted to the Company an exclusive, worldwide right to use, modify and sublicense the MailXpress software in exchange for the management and marketing of the software by the Company. The term of the agreement continues until August 31, 2001, and can be extended for two additional two-year terms. However, Shalcor may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

     11. OWNERSHIP OF QUOTEXPRESS TECHNOLOGY. On May 6, 1997, the Company entered into an agreement with 605285 Ontario, Inc. ("Ontario "), whereby the Company sold and Ontario purchased QuoteXpress software. Also on May 6, 1997, the Company entered into an agreement with Ontario in which Ontario granted to the Company an exclusive, worldwide right to use, modify and sublicense the QuoteXpress software in exchange for the management and marketing of the software by the Company. The term of the agreement continues until August 31, 2007, and can be extended for two additional two-year terms. However, Ontario may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

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

     13. LIMITED PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Although there presently exists a limited market for the Company's Common Stock, there can be no assurance that the market will become more active or that the market can be sustained. The investment community could show little or no interest in the Company in the future. As a result of this limited liquidity purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board. The Company has applied for listing on the NASDAQ Small Cap Market and is currently undergoing a detailed review by the NASDAQ Listings Qualifications Board.

     14. DIVIDENDS. No dividend has been paid on the Common Stock since inception and none is contemplated at any time in the foreseeable future.

     15. SHARES ELIGIBLE FOR FUTURE SALE. Of the shares of the Company's Common Stock outstanding, 1,673,868 are "restricted securities" and under certain circumstances may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Future sales of those shares under Rule 144 could depress the market price of the Common Stock in any market which may exist.

     16. PREFERRED STOCK. The Company is authorized to issue 500,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The potential exists, therefore, that Preferred Stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders. There are currently 274,000 shares of Preferred Stock outstanding convertible into 274,000 shares of Common Stock.

THE BUSINESS

     The Company is in the business of developing and marketing information services for business and personal use, utilizing wireless and other emerging information delivery technologies. The Company has developed an information filtering, matching and messaging software engine which is utilized in each of the Company's services.

     The Company's current information services include QuoteXpress, SplitXpress, CommodityXpress, MailXpress and MessageX. Four of the Company's five services provide information filtered according to individual customers' criteria, and deliver it using a variety of wireless and wire-line based data communications media; SplitXpress provides a broadcast of corporate action information.

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

     One of the most significant features of QuoteXpress is that the system monitors real time ticker data for all North American exchanges and generates and transmits customer messages virtually instantaneously. As a result, messages are typically received by users close to real time, within less than two minutes of the triggering event being reported on the ticker, with typical reporting delays of less than 120 seconds (this delay being due almost entirely to the message processing delays inherent in most paging and wireless data networks).

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

     QuoteXpress also has a feature called "Intra-day." Intra-day provides quote updates at predetermined times throughout the day. A customer can pre-program up to 58 delivery "time windows" associated with a quote. The customer can enter a desired quote symbol and then select from volume, price or daily change for that stock.

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

     COMMODITYXPRESS

     CommodityXpress tracks commodity feeds from the Chicago Board of Trade, Chicago Mercantile Exchange, the New York Mercantile Exchange, the New York Cotton Exchange and the coffee, sugar and cocoa exchange. Real-time alerts are generated when a price for a given commodity exceeds a customer's preprogrammed setting. These "alert" criteria include:

     -   fixed increases or decreases in the price of the commodity
     - relative high and low market price thresholds of a particular commodity

     CommodityXpress also has a feature called Intra-day. Intra-day provides commodity updates at predetermined times throughout the day. A customer can preprogram up to 58 delivery "time windows" associated with a commodity. The customer can enter a desired commodity symbol and then select from volume, price or daily change for that commodity.

     CommodityXpress is primarily targeted at the individual futures trader sector. The customer base is comprised of mobile professionals between 30 to 50 years of age with above average incomes.

     SPLITXPRESS

     SplitXpress is a monitoring tool that notifies a customer, in real-time, of stock split news, buybacks, takeovers, mergers and surprise earnings announcements and more. The system utilizes advanced computer algorithms to search for major market news and, using state-of-the-art satellite technology, sends the information to a customer's alphanumeric pager or PCS phone.

     Target customers of SplitXpress are the QuoteXpress and CommodityXpress segments combined.

     MAILXPRESS

     MailXpress caters specifically to e-mail users, and allows an e-mail user to be notified of incoming computer mail via an alphanumeric pager. The service also allows a customer to filter incoming e-mail, so that he or she is only notified of mail that meets defined criteria such as the name of the sender, subject matter, etc. MailXpress also offers the ability for users to retrieve their e-mail by having it sent to a fax machine or by using the world wide web. The Company currently offers two versions of MailXpress--the MailXpress Alphanumeric and MailXpress Numeric.

     MAILXPRESS ALPHANUMERIC is a wireless communication service that alerts the customer of critical e-mail via their alphanumeric pager or PCS phone. MailXpress Alphanumeric provides a filtering system which allows the end user to select desired messaging format and criteria for alerts. MailXpress Alphanumeric is also designed to designate the subscriber a new MailXpress address or the option of utilizing their existing e-mail address.

     When retrieving e-mail, the subscriber can receive the complete text of the e-mail from any fax machine or obtain a text-to-voice reading from any touch-tone phone.

     MAILXPRESS NUMERIC alerts the customer of critical e-mail via their numeric pager. MailXpress Numeric provides a filtering system which allows the end user to select desires messaging format and criteria for alerts. Like the alphanumeric version, MailXpress Numeric is designed to designate the subscriber a new MailXpress address or the option of utilizing their existing e-mail address.

     When retrieving e-mail, the subscriber can receive the complete text of the e-mail from any fax machine or obtain a text-to-voice reading from any touch-tone phone.

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

FUTURE INFORMATION AND COMMUNICATION SERVICES

     The Company plans to build on its current product line, and to develop a variety of new one-way and two-way services which offer more capabilities at increasingly lower prices. The Company's core technologies have been developed with the future in mind.

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

     The Company has a variety of future products planned or under development, which are designed to utilize one and two-way alphanumeric paging technology and other two-way wireless technologies as they become available for the consumer market. These products could address a variety of areas including the following:

     * Additional financial markets information including futures, options and currencies

     *  Company news

     * Weather reports including general and specialty weather information for a variety of areas including agriculture and aviation

     *  General news clipping notification and fax-back or e-mail
        (Internet) services

     *  Horse racing odds and results

     *  General sports results and odds

     *  Local entertainment information

     *  General life style information

OWNERSHIP OF MAILXPRESS TECHNOLOGY

     On June 14, 1996, the Company entered into an agreement with Shalcor Investments, Inc. ("Shalcor") whereby the Company sold and Shalcor purchased the MailXpress software. On August 21, 1996, the Company entered into an agreement with Shalcor in which Shalcor granted to the Company an exclusive, worldwide right to use, modify and sublicense the MailXpress software in exchange for the management and marketing of the software by the Company. The term of the agreement continues until August 31, 2001, and can be extended for two additional two-year terms. However, Shalcor may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

OWNERSHIP OF QUOTEXPRESS

     On May 6, 1997, the Company entered into an agreement with 605285 Ontario, Inc. ("Ontario"), whereby the Company sold and Ontario purchased QuoteXpress software. Also on May 6, 1997, the Company entered into an agreement with Ontario in which Ontario granted to the Company an exclusive, worldwide right to use, modify and sublicense the QuoteXpress software in exchange for the management and marketing of the software by the Company. The term of the agreement continues until August 31, 2007, and can be extended for two additional two-year terms. However, Ontario may terminate the agreement before such time, if the Company is in material default of the agreement and fails to cure such default. Any termination of such agreement could have a material adverse effect on the operations of the Company.

SALES AND MARKETING STRATEGY

     The Company's customers include individuals, large and small companies, and other organizations who have a need for timely information -- while still retaining mobility and accessibility to complete their routine activities. This information falls into several broad categories, including:

     - FINANCIAL INFORMATION SERVICES, targeted at professionals and individual investors interested in monitoring the financial markets and the stock performance of individual companies.

     - LIFESTYLE INFORMATION SERVICES, targeted at a broad range of mobile individuals who are interested in lifestyle-oriented information, such as weather forecasts, sports updates, horoscopes and lotteries.

     - MESSAGING SERVICES, which provides a broad range of mobile individuals the ability to stay in contact with important information, individuals and events.

     The Company utilizes a number of direct and indirect distribution channels to market its services, including direct response advertising, Internet marketing (through the Company's Internet website) and alliances with a variety of channel partners in the financial information services, stock brokerage, wireless paging, PCS and other defined market segments. Management believes this diversified approach to marketing and sales is necessary for the Company to establish itself and product brands in a rapidly-changing marketplace, and develop a dominant position there.

     In order to expand its customer base as rapidly as possible, the Company has established, and intends to continue to establish, strategic alliances with key suppliers of complementary products and services to those offered by the Company, and other major suppliers in the wireless communications industry.

COMPETITION

     The Company is participating in a highly competitive industry, with competition from a broad range of both large and small service providers. Certain of the companies have far greater financial, technical and marketing resources than the Company.

     Industry participants offering a service which competes with QuoteXpress include Data Broadcasting Corporation, Reuters, Intelligent Information Incorporated and Notable Technologies.

     The Company believes it can distinguish QuoteXpress from competing products based on its unique filtering capabilities and real-time delivery.

     Industry participants offering a service which competes with MailXpress include Interpage Network Services, InterNet Page, CompuServe, PageMart, Metrocall, CID Technologies, Infinite Technologies, Innosoft International, Inc., Norwood Ltd. and GTE Socket Communications.

EMPLOYEES

     At March 31, 1998, the Company had 49 full-time employees, approximately 19 of whom were engaged in sales and customer support, 7 in marketing, 8 in finance and administration, and 15 in engineering. No employees of the Company are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's sales, marketing and customer support facilities are located in San Jose, California. The Company occupies a 6,000 square foot headquarters facility under a lease which expires on August 31, 2002. The monthly rent for this facility is approximately $17,000. The Company's research and development group is located in Vancouver, British Columbia, where the Company leases approximately 2,200 square feet for a monthly rent of approximately $5,000 under a lease which expires August 31, 2000. The rent for the Vancouver office increases approximately 10% per year.

     On January 2, 1997, the Company entered into a three year lease with Mr. LaPine and his wife whereby the Company leases from the LaPine's 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month. The lease terminates if Mr. LaPine's employment with the Company is terminated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On January 8, 1998, shareholders holding 10,582,523 shares (pre-split) of the Company's $.001 par value Common Stock (the "Common Stock"), and 141,558 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), signed written consents approving a one for ten (1 for 10) reverse split of the Company's outstanding Common Stock and an increase in the number of shares of Common Stock which may be acquired upon the exercise of options under the Company's 1996 Stock Option Plan from 300,000 to 500,000 after the reverse split.

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

             QUARTER ENDED                 HIGH BID     LOW BID
             ------------------            --------     -------
             June 30, 1996                  $40.00       $30.00
             September 30, 1996             $21.25       $21.25
             December 31, 1996              $30.125      $25.00
             March 31, 1997                 $21.88       $20.00

             June 30, 1997                  $ 5.31       $5.31
             September 30, 1997             $ 5.10       $4.70
             December 31, 1997              $ 3.55       $3.45
             March 31, 1998                 $ 6.56       $6.44

     A 1 for 10 reverse stock split became effective February 9, 1998. Share bid prices have been adjusted to reflect this split.

     (b) HOLDERS. As of March 31, 1998, the Company had approximately 876 beneficial holders of the Company's Common Stock.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     Net sales increased from $196,891 in 1997 to $962,461 in 1998. The net increase in sales is due to the development of a sales and marketing strategy, the release of new products, and the development of an effective direct sales force. The Company was a development stage company prior to the current fiscal year, and as such was in the process of developing a sales and marketing strategy, establishing a market presence, developing and refining products and creating and developing a direct sales force. The following table illustrates the comparative sales of products by product type for each of the last two years.

                    NET SALES FOR THE FISCAL YEAR ENDED
    PRODUCT          MARCH 31, 1998     MARCH 31, 1997    INCREASE
-----------------   ----------------   ----------------   --------
QuoteXpress             $786,974           $ 196,891      $590,083
SplitXpress              166,700                   0       166,700
CommoditiesXpress          7,085                   0         7,085
Other                      1,702                   0         1,702
                        --------           ---------      --------
Totals                  $962,461           $ 196,891      $765,570

     During the fiscal year the Company recruited executives to complete the sales and marketing strategic plan. These individuals were able to identify key accounts and markets. Together with the engineering and research and development staff, these executives were able to develop a financial product portfolio. The executives also have developed the direct sales force. Advertisements have been developed for the appropriate media. The engineering department has completed development of the SplitXpress and ComomoditiesXpress products, completed an upgrade (in August 1997) of the QuoteXpress product, and has begun development of a number of new products which are scheduled for release in the fiscal year ended March 31, 1999.

COST OF REVENUES AND GROSS MARGIN

     The cost of revenues has increased from the prior year, due to the increase in net sales. Cost of revenues represents the costs necessary to provide the services to customers, and as more services are provided to more customers, the costs of providing those services rises. Examples of this type of costs are the costs to obtain data feeds from the exchanges, costs to maintain the customer service department and pager rental costs. The following table shows the net sales, cost of revenues and gross margin for the years ended March 31, 1998 and 1997:

                          YEARS ENDED MARCH 31,              INCREASE
                          1998            1997             $           %
                        --------        --------        --------    -------
Net sales               $962,461        $196,891        $765,570     388.8%
Cost of revenues        $530,545        $159,058        $371,487     233.6%
Gross margin            $431,916        $ 37,833        $394,083    1041.6%

     As indicated in the table, the increase in sales has not caused a proportional increase in the cost of revenues. This is due to the fact that as the Company increases its sales, economies of scale are achieved, and the Company operates more efficiently. In effect, each dollar of net sales costs less to produce.

OPERATING EXPENSES:

     Operating expenses have increased from the prior year. Operating expenses are separated into three categories: research and development, sales and marketing and general and administrative. The following table illustrated the changes in these three categories of operating expenses.

                      YEAR ENDED MARCH 31,             INCREASE (DECREASE)
DESCRIPTION           1998            1997               $             %
--------------     ----------      ----------       ----------     --------
Research and
Development        $  755,080      $  544,585       $  210,495       38.7 %

Sales and
Marketing           2,133,635       1,023,492        1,110,143      108.5 %

General and
Administrative      2,406,434       3,907,438       (1,501,004)     (38.4)%
                   ----------      ----------       ----------      -----
Totals             $5,295,149      $5,475,515       $ (180,366)     ( 3.3)%

     Research and development expenses are expenses incurred to develop new products and to develop product enhancements for current products. These expenses are incurred in the Company's engineering offices located in Vancouver B.C. Research and development expenses increased during the fiscal year ended March 31, 1998 when compared to the year ended March 31, 1997. This increase was due to the Company incurring costs for product enhancements for the MailXpress product as well as for the QuoteXpress product. Additionally, SplitXpress and CommoditiesXpress were completed and launched during the fiscal year. A number of products are close to release, and it is anticipated that they will be launched in fiscal year ended March 31, 1999.

     Sales and marketing expenses consist of costs incurred to market the Company's products through media development, advertising in such media as television and financial publications, attendance at trade shows, and the costs required to develop an effective sales and marketing strategy. Also included in this category are costs for the maintenance of both an inside sales staff, and an outside key account sales force. Sales and marketing costs have increased when compared with the prior fiscal year. Prior to the current fiscal year, the Company had only one product to market and it was marketed through a direct sales force. Advertising was done in a limited number of publications, and a minimal number of employees were maintained in the marketing and sales department. During the fiscal year ended March 31, 1998, the Company hired 14 additional marketing and sales staff, did market research, developed new sales and marketing materials for QuoteXpress and created sales and marketing materials for the new products, SplitXpress and CommoditiesXpress. Television advertising was initiated and additional written publications were selected for advertising.

     General and administrative expenses are classified as costs incurred in the development and operation of the infrastructure of the organization.
These consist of accounting costs, legal costs, rent, depreciation of Company fixed assets, utilities and other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. Costs associated with this category have decreased during the fiscal year ended March 31, 1998 when compared to the fiscal year ended March 31, 1997. This change is due to the fact that the Company incurred considerable costs when the administrative function was being established in the fiscal year 1997. These costs were of a one-time nature and included the costs of providing equity related incentives in exchange for services which were charged to general and administrative expense. The reduction in equity related incentives from 1997 to 1998 has been partially offset due to the fact that the Company has grown considerably in the last year, and has moved to a larger facility, hired additional staff and increased expenditures for utilities and other costs related to increases in space and personnel.

NON-OPERATING REVENUES AND EXPENSES

     Non-operating revenues and expenses consist of interest income, amortization of technology advance deferred revenue and owners fees and associated interest income related to the sale of technology. The following table illustrates the changes in the other income (expense) account.

                      YEAR ENDED MARCH 31,            INCREASE (DECREASE)
DESCRIPTION           1998           1997               $              %
-----------       ------------    ----------       ----------       --------
Owners fee
sales of
technology        $(1,570,000)    $(273,750)       $1,296,250        473.5%

Interest income
sales of
technology          1,570,000       273,750         1,296,250        473.5%

Amortization of
technology
advance               467,949       136,201           331,748        243.6%

Interest income       367,436       136,070           231,366        170.0%

Miscellaneous          (3,956)     (144,000)          140,044         97.3%
                  -----------     ---------        ----------        -----
Totals            $   831,429     $ 128,271        $  703,158        548.2%

     The Company completed the sale of the QuoteXpress and MailXpress technologies to Canadian corporations. These transactions resulted in an increase in the owners fee and related interest income. The cash received in advance is being treated as a deferred revenue item and being recognized over the life of the agreement. Interest income has increased due to interest earned on cash deposited from the private placement, as well as interest earned on the note receivable from the officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a private placement during the fiscal year ended March 31, 1998. As a result of the private placement, the Company netted approximately $8,000,000. The Company also completed the sale of the QuoteXpress product, a provision of which was an up-front payment of approximately $1,300,000 and was recorded as deferred revenue to be recognized over the life of the agreement. The sources and uses of cash during the years ended March 31, 1998 and 1997 are as follows:

                                 YEAR ENDED MARCH 31,            INCREASE
                               1998               1997          (DECREASE)
                           -----------        -----------      -----------
Cash used in
operating activities       $(3,429,486)       $(2,491,162)      $  938,324)

Cash used in
investing activities          (349,568)          (295,096)         (54,472)

Cash provided by
financing activities         9,216,264          4,345,211        4,871,053
                           -----------        -----------      -----------
Net increase in cash
 and cash equivalents      $ 5,437,210        $ 1,558,953      $ 3,878,257

     As of March 31, 1998 the Company had cash and cash equivalents in the amount of $7,353,719. Working capital has increased from $1,467,334 as of March 31, 1997, to $6,181,340 as of March 31, 1998. The Company has a letter of credit with a bank in the amount of $200,000 and has obtained a credit line subsequent to year end in the amount of $1,000,000. Management believes that it has sufficient working capital for at least the next twelve months.

     The Company has no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by March 31, 1999, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on the Company's earnings.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-25 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

      NAME              AGE            POSITIONS AND OFFICES HELD
-----------------       ---        ------------------------------------

Anthony N. LaPine       55         President, Chief Executive Officer
                                   and Director

Thomas C. Bland         45         Chief Financial Officer and Treasurer

Sara A. Fiscus          30         Secretary

Marshall Geller         58         Director

Fred Hoar               50         Director

David Ladd              51         Director

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

     THOMAS C. BLAND has served as the Company's Chief Financial Officer since March 15, 1997, after consulting for the Company since August 1996. Mr. Bland has extensive experience in technology companies. He has served as an advisor, founder and chief financial officer to numerous software, internet and biotechnology companies. He also has extensive experience in mergers and acquisitions, SEC reporting, and start-up financing.

     Mr. Bland's career began with Ernst & Young and Coopers & Lybrand where he was a Senior Manager, where he specialized in small business and start-up technology companies. He then established his own consulting practice where he served as a contract Chief Financial Officer for software, internet and biotechnology companies which were in the start-up phase of their development. He assisted a number of the company founders and entrepreneurs in writing their business plans, developing their operating systems, drafting their financial projections, establishing product pricing and financial reporting, as well as assisting them in obtaining funding.

     Mr. Bland has a Bachelor of Science degree from the University of California, a Master of Science from the University of Arizona, and is a Certified Public Accountant. He belongs to numerous professional organizations, including the American Institute of Certified Public Accountants, and the State Society of C.P.A.'s.

     SARA A. FISCUS has served as the Company's Corporate Secretary since March 31, 1998 and has been the Company's In-House Counsel since October 1, 1997. Prior to joining the Company, Ms. Fiscus served as the Director of International Business Development at PC Quote, Inc. from January 1, 1997 to September 9, 1997 and the Program manager of PC Quote International from February 22, 1996 to December 31, 1996. Ms. Fiscus received her law degree form the University of Wisconsin Law School in August of 1995 while on an exchange program at Diego Portales University in Santiago, Chile and became a member of the Wisconsin State Bar in February of 1996. She received Bachelor of Arts Degrees in English Literature and Classics from the University of Kansas in December of 1990.

     MARSHALL GELLER has served as a Director of the Company since November 1997. He is currently the Chairman, Chief Executive Officer and Founding Partner of Geller & Friend Capital Partners, Inc., which was formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking and investment company. From 1988 to 1990, he was the Vice-Chairman of Gruntal & Company, a New York Stock Exchange investment banking firm. From 1967 through 1988, Mr. Geller was Senior Managing Director for Bear Stearns & Company. While with Bear Stearns, Mr. Geller was the Managing Partner in charge of all areas of Corporate Finance, Public Finance, Institutional Equities and Debt for Bear Stearns offices in Los Angeles, San Francisco, Chicago and Hong Kong. He was also a director of Shun Loong-Bear Stearns offices in Los Angeles, San Francisco, Chicago and Hong Kong. He was also director of Shun Loong-Bear Stearns Far East and Sun Hung Kai-Bear Stearns, both leading Chinese investment banking firms. Mr. Geller also helped pioneer Bear Stearns' equity and investment banking business in Japan, Hong Kong and China.

     Marshall Geller formerly served as Interim Co-chairman of Hexcel Corporation (NYSE: HXL) and is currently on the Board of Directors. Mr. Geller was formerly interim President and Chief Operating Officer of Players International, Inc. (PLAY), and now serves on its board and is Chairman of its Investment Committee. Mr. Geller also serves as Vice Chairman on the board of Value Vision International, Inc. (VVTV), and serves as Chairman of its Investment Cabletel Communications Corporation (AMEX: TTV). He has served on the board of numerous charitable organizations, ranging from the Coro Foundation to the Jewish Federations of Los Angeles, San Francisco and Chicago, to The Center for the Partially Sighted.

     Mr. Geller has served on the Illinois Task Force on Financial Services, an organization created by Governor James R. Thompson to analyze and suggest needed changes in the State Financial Services Regulations. Mr. Geller also served on former Mayor of Los Angeles, Tom Bradley's Advisory Board to the California Corporation Commissioner, assisting in the study of securities and real estate industries.

     FRED HOAR has served as a Director of the Company since March 1998. He has over 35 years of experience in public affairs, financial relations and marketing. He has shaped and implemented communications strategies for some of America's seminal technology-based companies, including Apple, Fairchild, Genentech and RCA.

     Mr. Hoar joined Boston-based Miller Communications, a leading international high-tech public relations agency, in 1989. He subsequently became president of Miller/Shandwick Technologies West, with responsibility for offices in Silicon Valley, Los Angeles and Dallas. In 1997 he was named to the additional position of chairman of Shandwick Technologies. The agency's clients include Compaq Computers, Hewlett Packard, Kodak, Microsoft, Philips Electronics and Xerox.

     In the early 1980's, Hoar was vice president of communications for Apple Computer, directly involved in taking the company public and launching the Lisa and Macintosh computers. He also served as vice president, communication and marketing services for Fairchild Camera & Instrument; vice president, corporate communications for Genentech; director, worldwide communications for Raychem; and division vice president, public affairs and advertising for RCA.

     Mr. Hoar holds a B.A. degree cum laude in American history and literature from Harvard College and an M.A. in editorial journalism from the University of Iowa. He began his career with the Associated Press and as an instructor in English and journalism at the University of Northern Iowa.

     A frequent speaker on marketing, communications and technology, Fred Hoar has addressed such groups as The Conference Board, the Churchill club, the Business Hall of Fame, Technologic Partners, Dataquest, the Semiconductor Industry Association, the AEA, the IABC, Robertson Stephens, Lehman Brothers and the Association for Corporate Growth.

     Fred Hoar is a trustee of Golden Gate University and a member of the advisory board of the Santa Clara University School of Business and the San Jose Business Journal, the Enterprise Network, the Harvard Club of Silicon Valley and Junior Achievement.

     DAVID LADD has served as a Director of the Company since March 1998. He is a telecommunications expert, who finds and cultivates new telecommunications companies. He is currently Vice President in the New

Ventures Group of Lucent Technologies, where his primary responsibility is to help commercialize Bell Labs technology in partnerships with Silicon Valley venture capitalists and entrepreneurs. He joined Mayfield fund in 1998 as a partner. In addition, he has also held senior management positions at a number of telecommunications companies, including Rolm Corp., Octel Communications Corp. and VMX Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received compensation in excess of $100,000 for the fiscal years ended March 31, 1998 and 1997. No executive officer received any compensation for the year ended March 31, 1996.


                                  SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION               AWARDS       PAYOUTS
                    -----------------------------   ---------------------------
                                                              SECURI-
                                                              TIES
                                                              UNDERLY-
                                           OTHER    RE-       ING              ALL
                                           ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ----  --------  -----  ------   --------  -------- ------- -------
Anthony LaPine,     1998  $140,000   -0-   11,000    -0-       200,000  -0-     -0-
 President and      1997  $195,000   -0-   11,000    -0-        70,000  -0-     -0-
 Chairman of the                           <FN2>               <FN3>
 Board

Nicholas Miller     1998  $135,000   -0-    9,000    -0-        50,000  -0-     -0-
 <FN1>              1997  $180,000   -0-   12,000    -0-        70,000  -0-     -0-
                                           <FN2>               <FN3>
 ----------------

<FN1>
Mr. Miller resigned as Director and Secretary of the Company and as Chief Executive Officer, President and Director of DSC DataLink Systems, the Company's wholly owned Canadian subsidiary in February 1998.
<FN2>
Represents car allowance.


<FN3>
Represents warrants to purchase shares of the Company's stock at $3.75 which vest over a three-year period.

                      OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants made to the above officers during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                        SECURITIES         VALUE OF
                                        UNDERLYING         UNEXERCISED
                   SHARES               UNEXERCISED        IN-THE-MONEY
                   ACQUIRED             OPTIONS/WARRANTS/  OPTIONS/WARRANTS/
                   ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE             EXERCISABLE/       EXERCISABLE/
      NAME         (NUMBER)   REALIZED  UNEXERCISABLE      UNEXERCISABLE
---------------    -------    --------  ----------------   ----------------
Anthony LaPine       -0-        -0-       70,000 / 0           0 / 0
Nicholas Miller      -0-        -0-       70,000 / 0           0 / 0

EMPLOYMENT AGREEMENTS

     Effective May 1, 1996, the Company entered into a three year employment agreement with Anthony LaPine, the Company's President, pursuant to which he receives a base salary of $140,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. In addition, subject to the achievement of certain mutually agreed upon performance goals, Mr. LaPine will be paid an annual bonus equal to 86% of his base salary. Mr. LaPine also receives a $1,000 per month car allowance. In the event that the Company terminates this agreement prior to the expiration of the three year term for other than cause or disability, or if Mr. LaPine terminates the agreement for "good reason" (as defined in the agreement), the Company is required to continue paying the salary and other benefits for the remainder of the term of the agreement. Mr. LaPine also receives full health, dental, vision and disability insurance.

     Concurrently with the execution of the employment agreement, Mr. LaPine entered into a Stock Purchase Agreement pursuant to which he purchased 200,000 shares of the Common Stock of Datalink Communications Corporation (which were later exchanged for 200,000 shares of the Company's Common Stock), and as payment therefor, Mr. LaPine executed a non-recourse promissory note in the amount of $1,500,000. The note bears interest at 5% per annum and the principal plus interest are due on or before April 1, 2001. As security for the note, Mr. LaPine granted the Company a security interest in the 200,000 shares of Common Stock.

     On May 20, 1996, the Company entered into a Loan Forgiveness Agreement with Mr. LaPine which provided that Mr. LaPine's $1,500,000 promissory note would not be forgiven if Mr. LaPine has continued to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by Mr. LaPine under his Employment Agreement on May 1, 1999.

     On January 2, 1997, the Company entered into a three year lease with Mr. LaPine and his wife whereby the Company leases from the LaPine's 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month. The lease terminates if Mr. LaPine's employment with the Company is terminated.

     The Company and Arundel Holdings, Inc., a company owned by Nicholas R. Miller and his wife, are parties to an Advisor Agreement having a three-year term which commenced May 1, 1996. The Advisor Agreement provided that Mr. Miller would receive a base salary of $180,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. In addition, subject to the achievement of certain mutually agreed upon performance goals, Mr. Miller was to be paid an annual bonus equal to 100% of his base salary. Mr. Miller also received a $1,000 per month car allowance.

     On September 17, 1996, the Company entered into a Directors Agreement with Mr. Miller pursuant to which Mr. Miller served as a Director of the Company. The agreement provided that the Company would indemnify Mr. Miller to the fullest extent permitted by the Company's Articles of Incorporation and applicable laws. The agreement also granted Mr. Miller options to purchase 70,000 shares of the Company's Common Stock at $4.40 per share.

     On February 12, 1998, the Company and Mr. Nicholas Miller, former Chairman, terminated the Advisor Agreement with Arundel Holdings, Inc. The termination was effected by a mutual release agreement which provides for the following:

     a)  full payment of past due advisory fees and expenses;

     b) modification to the warrants granted to Mr. Miller under the November 5, 1997 private placement so that Mr. Miller is to receive only 50,000 warrants of the 200,000 warrants originally agreed upon.

     c) continuance until April 30, 1999 of Mr. Miller's right to exercise the 70,000 shares in his option grant.

EMPLOYEE STOCK OPTION PLAN

     During June 1996, the Board of Directors adopted the Employee Stock Option Plan (the "Plan") which was approved by the Company's shareholders on June 14, 1996. The Plan initially authorized the issuance of options to purchase up to 300,000 shares of the Company's $.01 par value Common Stock, and was amended on January 8, 1998 to authorize options to purchase up to 500,000 shares of the Company's $.01 par value Common Stock.

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

     During the fiscal year ended March 31, 1998, the Company's Board of Directors granted a total of 144,555 options to a total of 35 employees, directors and consultants.

     On June 17, 1997, the Board of Directors of the Company approved the repricing of Mr. LaPine's and Mr. Miller's outstanding options from an exercise price of $22.00 per share to an exercise price of $4.40 per share. On the same date, the Board also approved the repricing of all of the options held by the other employees of the Company from an exercise price of $20.00 per share to an exercise price of $4.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
--------------------               ----------------         --------
Anthony LaPine                          575,000 <FN1>          24.0%
1735 Technology Drive
San Jose, California  95110-1333

Orbis Pension Trustees Ltd.             266,640 <FN2>          11.7%
One Connaught Place
London, England W11DY

J.F. Shea Co. Inc. as Nominee           266,640 <FN3>          11.7%
  1997-60
Edmund H. Shea Jr. VP
655 Brea Canyon Road
Walnut, CA 91789

Commonwealth Associates                 140,000 <FN4>           6.8%
830 Third Avenue
New York, NY  10022

Marshall Geller                          27,760 <FN5>           1.4%
1735 Technology Drive, Suite 790
San Jose, CA 95110-1333

Fredrick M. Hoar                         10,000 <FN6>             *
1735 Technology Drive, Suite 790
San Jose, CA 95110-1333

David Ladd                               10,000 <FN6>             *
1735 Technology Drive, Suite 790
San Jose, CA 95110-1333

Nicholas Miller                         323,334 <FN7>          14.9%
1590-1500 West Georgia Street
Vancouver, B.C.
Canada  V6G 2Z6



Peter A. Allard                         324,917 <FN8>          15.3%
Seawatch, The Garden
St. James, Barbados
British West Indies

All Officers and Directors              652,760 <FN1><FN4>     26.4%
as a Group (6 Persons)                          <FN5>
___________________
* Less than one percent.

<FN1>
Includes 200,000 shares owned directly by Mr. LaPine; 280,000 shares underlying convertible preferred shares; 70,000 shares underlying currently exercisable options held by Mr. LaPine; and 25,000 shares underlying currently exercisable options held by Mr. LaPine's wife, Pamela LaPine. Does not include 340,000 shares underlying warrants which are not exercisable within 60 days.
<FN2>
Includes 266,640 shares of Common Stock underlying convertible preferred shares. Does not include 133,320 shares underlying warrants which are not exercisable within 60 days.
<FN3>
Includes 266,640 shares of Common Stock underlying convertible preferred shares. Does not include 133,320 shares underlying warrants which are not exercisable within 60 days.
<FN4>
Includes 100,000 shares held directly and 40,000 shares underlying convertible preferred stock.
<FN5>
Includes 10,000 shares underlying currently exercisable options and 17,760 shares of Common Stock underlying convertible preferred shares. Does not include 18,880 shares underlying warrants which are not exercisable within 60 days.
<FN6>
Represents shares underlying currently exercisable options.
<FN7>
Includes 94,584 shares held directly by Mr. Miller; 15,000 shares held by Arundel Holdings, a company owned by Mr. Miller and his wife; 93,750 shares held by Mr. Miller's wife; 50,000 shares underlying currently exercisable warrants; and 70,000 shares underlying currently exercisable options.
<FN8>
Includes 214,917 shares held directly by Mr. Allard; 10,000 shares held by Euphemia Trust; and 100,000 shares underlying currently exercisable warrants.
<FN9>
Includes 30,000 shares underlying currently exercisable options held by other executive officers.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF DATALINK COMMUNICATIONS CORPORATION

     On June 27, 1996, the Company issued 1,646,532 shares of its $0.01 par value Common Stock to the holders of 100% of the outstanding common stock of Datalink Communications Corporation ("DCC") in an exchange transaction in which DSC became a wholly-owned subsidiary of the Company.

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

     Pursuant to the Agreement, Mark Moldenhauer, the former President and a Director of the Company, sold back to the Company at closing 153,333 shares of the Company's Common Stock for $10,000.

     Pursuant to the Agreement, at Closing, the Company issued to Westridge Capital Limited, as a finder's fee, a Debenture in the principal amount of $130,000 which was convertible into 130,000 shares of the Company's Common Stock at $1.00 per share. On October 11, 1996, Westridge Capital Limited converted its Debenture into 130,000 shares of the Company's Common Stock.

TRANSACTIONS INVOLVING THE COMPANY

     During July 1996, the Company completed a transaction in which it sold to an unaffiliated investor Peter Allard a Convertible Debenture in the principal amount of $2,000,000. The Debenture matures on July 1, 1998, and is convertible at any time prior thereto into shares of the Company's Common Stock at $20.00 per share. Mr. Allard was also issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at $25.00 per share at any time prior to July 15, 1998. Mr. Allard also received certain registration rights. On October 14, 1996, Peter Allard exercised his right to convert the Debentures and the Company issued for 100,000 shares of its Common Stock. In connection with the closing of the Peter Allard transaction in July 1996, the Company issued 10,000 shares of its Common Stock to the Euphemia Trust for services rendered in connection with the transaction. Peter Allard beneficially owns the shares issued to Euphemia Trust.

     In September 1997, the Company entered into a settlement agreement with Peter Allard which recomputed the stock issued to Mr. Allard in the July 1996 Convertible Debenture. The settlement agreement provided for the issuance of an additional 10,000 shares of the Company's fully-paid non-assessable Common Stock and a five year warrant, commencing on December 1, 1997, to purchase 10,000 shares of the Company's Common Stock at $3.75 per share.

     In August 1997, the Board of Directors approved the issuance of warrants to Anthony N. LaPine and Nicholas R. Miller as of the Initial Closing Date of the private offering of Series A Convertible Preferred Stock and Warrants.
Mr. LaPine received warrants to purchase 200,000 shares of Common Stock at $3.75 per share. These will vest over a three-year period in equal installments of one-third of the total shares on each anniversary of the date of grant, and expire five years from the Initial Closing of the Offering. Mr. Miller received Warrants to purchase 200,000 shares of Common Stock at $3.75 per share; however, the number of Warrants was subsequently reduced to 50,000 when Mr. Miller's Advisory Agreement was terminated. The above Warrants were approved pursuant to the requirements of the Company's letter of intent with the placement agent for the private offering.

     Anthony LaPine purchased seven (7) Units in the Company's 1997 private offering in exchange for a promissory note in the amount of $1,050,000 payable to the Company and secured by certain of Mr. LaPine's assets other than his personal residence and contents. The 7 Units included a total of 280,000 shares of preferred stock and 140,000 Warrants.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION                          LOCATION
-------  -----------                          --------

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
         Communications Corporation


10.2     Application Software Purchase        Incorporated by reference to
         Agreement between Datalink           Exhibit No. 10.1 to the Regis-
         Systems Corporation and              trant's Form 8-K dated August
         Shalcor Investments                  26, 1996

10.3     Management and Marketing             Incorporated by reference to
         Agreement between Datalink           Exhibit No. 10.2 to the Regis-
         Systems Corporation and              trant's Form 8-K dated August
         Shalcor Investments                  26, 1996

10.4     8% Secured Term Note                 Incorporated by reference to
                                              Exhibit No. 10.3 to the Regis-
                                              trant's Form 8-K dated August
                                              26, 1996

10.5     Employment Agreement with            Incorporated by reference to
         Nicholas Miller dated May 1,         Exhibit 10.5 to the Regis-
         1996                                 trant's Form 10-K dated
                                              March 31, 1997

10.6     Employment Agreement with Anthony    Incorporated by reference to
         LaPine dated May 1, 1996             Exhibit 10.6 to the Regis-
                                              trant's Form 10-K dated
                                              March 31, 1997

10.7     Amendment No. 1 to Employment        Incorporated by reference to
         Agreement with Anthony LaPine        Exhibit 10.7 to the Regis-
         dated January 1, 1997                trant's Form 10-K dated
                                              March 31, 1997

10.8     Lease Agreement with Anthony         Incorporated by reference to
         and Pamela LaPine dated January 2,   Exhibit 10.8 to the Regis-
         1997                                 trant's Form 10-K dated
                                              March 31, 1997

10.9     Loan Forgiveness Agreement with      Incorporated by reference to
         Anthony LaPine dated June 28, 1996   Exhibit 10.9 to the Regis-
                                              trant's Form 10-K dated
                                              March 31, 1997

10.10    Directors Agreement with Nicholas    Incorporated by reference to
         Miller dated September 17, 1996      Exhibit 10.10 to the Regis-
                                              trant's Form 10-K dated
                                              March 31, 1997

10.11    Application Software Purchase        Incorporated by reference to
         Agreement between Datalink Systems   Exhibit 10.1 to the Regis-
         Corporation and 605285 Ontario Inc.  Form 8-K dated May 6, 1997

10.12    Management and Marketing Agreement   Incorporated by reference to
         between Datalink Systems Corpora-    reference to Exhibit 10.2
         tion and 6045285 Ontario             to the Registrant's Form 8-K
                                              dated May 6, 1997

10.13    6% Secured Term Note                 Incorporated by reference to
                                              Exhibit No. 10.3 to the
                                              Registrant's Form 8-K dated
                                              May 6, 1997

22       Subsidiaries of the Registrant       Incorporated by reference to
                                              Exhibit 22 to the Registrant's
                                              Form 10-K dated March 31, 1997

24.1     Consent of Coopers & Lybrand, LLP    Filed electronically herewith

27       Financial Data Schedule              Filed electronically herewith

     (b)  REPORTS ON FORM 8-K.  None.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Accountants . . . . . . . . . . . . . .  F-2

Financial Statements:

     Consolidated Balance Sheets, March 31, 1998 and 1997 . .  F-3

     Consolidated Statements of Operations for the years
     ended March 31, 1998 and 1997. . . . . . . . . . . . . .  F-4

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 1998 and 1997. . . . . . .  F-5 - F-8

     Consolidated Statements of Cash Flows for the years
     ended March 31, 1998 and 1997. . . . . . . . . . . . . .  F-9 - F-10

     Notes to Financial Statements. . . . . . . . . . . . . .  F-11 - F-25

                         REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
Datalink Systems Corporation:

We have audited the accompanying consolidated balance sheets of Datalink Systems Corporation and its subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalink Systems Corporation as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

San Jose, California
May 7, 1998

                         DATALINK SYSTEMS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                            March 31,
          ASSETS                                       1998          1997
CURRENT ASSETS:                                    -----------   -----------
  Cash and cash equivalents                        $ 7,353,719   $ 1,916,509
  Trade receivables (net of allowance for
   doubtful accounts of $9,800 in 1998
   and $1,500 in 1997)                                  65,241        49,685
  Other receivables                                        500         4,733
  Prepaid expenses                                      42,537         5,432
                                                   -----------   -----------
    Total current assets                             7,461,997     1,976,359

Property and equipment, net                            629,696       321,368
Other assets                                            23,625        14,741
                                                   -----------   -----------
    Total assets                                   $ 8,115,318   $ 2,312,468
                                                   ===========   ===========
          LIABILITIES
Current liabilities:
  Bank overdraft                                   $         -        21,521
  Accounts payable                                     236,469       131,188
  Accrued liabilities                                  300,450        93,024
  Deferred revenue                                     269,538             -
  Current portion of capital lease obligation           13,699             -
  Current portion of advances on technology sales      460,501       263,292
                                                   -----------   -----------
    Total current liabilities                        1,280,657       509,025

Advances on technology sales,
  net of current portion                             2,162,628     1,531,154
Obligations under capital leases,
  net of current portion                                62,640             -
                                                   -----------   -----------
    Total liabilities                                3,505,925     2,040,179
                                                   ===========   ===========
Commitments and contingencies (Notes 7, 13 and 15)

          SHAREHOLDERS' EQUITY:
Preferred Stock: $.01 par value:
  Authorized: 500,000 shares in 1998 and 1997;
  Issued and outstanding: 274,000 in 1998 and
  none in 1997                                           2,740             -
Common Stock: $.01 par value in 1998; Authorized:
  8,000,000 shares in 1998 and 5,000,000 shares
  in 1997; issued and outstanding: 2,018,293
  shares in 1998 and 1,918,293 shares in 1997           20,183        19,183
Additional paid-in capital                          28,007,037     8,335,777
Foreign currency translation adjustment                (53,923)      (57,655)
Notes receivable                                    (1,692,234)   (1,089,410)
Accumulated deficit                                (21,674,410)   (6,935,606)
                                                   -----------   -----------
    Total shareholders' equity                       4,609,393       272,289
                                                   -----------   -----------
    Total liabilities and shareholders' equity     $ 8,115,318   $ 2,312,468
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       DATALINK SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended March 31,
                                        --------------------------
                                             1998          1997
                                        ------------   -----------
     Revenue                             $   962,461   $   196,891

     Cost of revenue                        (530,545)     (159,058)
     Research and development               (755,080)     (544,585)
     Sales and marketing                  (2,133,635)   (1,023,492)
     General and administrative           (2,406,434)   (3,907,438)
     Other income (note 11)                  831,429       128,271
                                        ------------   -----------
           Net loss                     $ (4,031,804)  $(5,309,411)

     Deemed dividends on preferred
      stock                               (8,083,000)            -
     Beneficial conversion feature
      of warrants in association
      with preferred stock                (2,624,000)            -
                                        ------------   -----------

           Net loss available to
            common shareholders         $(14,738,804)  $(5,309,411)
                                        ============   ===========

     Basic                                     (7.53)        (3.01)
     Diluted                                   (7.53)        (3.01)

     Shares used in per share
      calculation, Basic and
      Diluted                              1,958,622     1,763,638





















The accompanying notes are an integral part of these consolidated financial statements.

                        DATALINK SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      PREFERRED STOCK          COMMON STOCK      STOCK
                  ------------------------ --------------------   SUB-
                     SHARES     AMOUNT       SHARES     AMOUNT  CRIPTION    APIC
                  -----------  ----------- ----------- -------- --------- ----------
Balance at
 3/31/1996                  -            -   1,453,501 $14,535   271,049  $1,638,583
Common stock
 subscription
 exercised
 April, May
 1996, $7.50
 per share                  -            -      27,105     271  (271,049)    270,778
Shares issued
 April, May
 1996, $7.50
 per share                  -            -      35,933     359         -     296,641
Shares issued
 for finder's
 fee, May 1996,
 $7.50 per share            -            -     100,667   1,007         -     753,993
Shares repurchased
 in June 1996,
 $0.10 per share            -            -    (153,333) (1,533)        -      (8,467)
Shares issued for
 options exer-
 cised November
 1996, to Feb-
 ruary 1997, $20.00
 per share                  -            -       2,720      27         -      54,373
Debentures con-
 verted to shares
 (Note 6)                   -            -     240,000   2,400         -   3,397,600
Stock issued for
 public relations
 services, Febru-
 ary 1997, $10.00
 per share                  -            -      10,000     100         -      99,900
Compensation ex-
 pense for options
 granted (Note 9)           -            -           -       -         -     152,892
Note receivable,
 May 1996 (Note 14)         -            -     200,000   2,000         -   1,568,750
Note receivable
 amortization               -            -           -       -         -           -
Stock issued for
 services, March,
 1997, $22.70 per
 share                      -            -       1,700      17         -      38,546
Compensation ex-
 pense                      -            -           -       -         -      72,188
Translation ad-
 justments                  -            -           -       -         -           -
Net loss                    -            -           -       -         -           -
                   ----------  -----------  ---------- -------  -------  -----------

Balance at
 3/31/1997                  -            -   1,918,293 $19,183         -  $8,335,777
Common Stock
 issued in ex-
 change for notes
 receivable
 8/20/1997                  -            -      10,000     100         -      99,900
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                  -            -     (10,000)   (100)        -     (99,900)
Peter Allard is-
 sued antidilu-
 tive shares
 11/15/1997                 -            -     100,000   1,000         -       1,000
Notes receivable
 issued to officer
 in exchange for
 preferred shares      28,000          280           -       -         -   1,049,720
 11/5/1997
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997            246,000        2,460           -       -         -   7,913,540
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                   -            -           -       -         -   2,329,000
Beneficial conver-
 sion for preferred
 shareholders -
 Preferred Stock            -            -           -       -         -   8,083,000
Beneficial conver-
 sion for Peter
 Allard                     -            -           -       -         -     295,000
Translation adjust-
 ment                       -            -           -       -         -           -
Amortization of
 Notes receivable           -            -           -       -         -           -
Net loss                    -            -           -       -         -           -
                   ----------  -----------  ---------- -------  -------  -----------
Balance at
 3/31/1998            274,000  $     2,740   2,018,293 $20,183        -  $28,007,037
                   ==========  ===========  ========== =======  =======  ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                  F-6

                         DATALINK SYSTEMS CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                       ACCUMULATED        NOTES        TRANSLATION
                         DEFICIT        RECEIVABLE     ADJUSTMENT       TOTAL
                       -------------   ------------    -----------   -----------
Balance at
 3/31/1996             $ (1,626,195)   $         -     $  3,185      $   301,157
Common stock
 subscription
 exercised
 April, May
 1996, $.75
 per share                        -              -            -                -
Shares issued
 April, May
 1996, $.75
 per share                        -              -            -          297,000
Shares issued
 for finder's
 fee, May 1996,
 $.75 per share                   -              -            -          755,000
Shares repurchased
 for June 1996,
 $.01 per share                   -              -            -          (10,000)
Shares issued for
 options exer-
 cised November
 1996, to Feb-
 ruary 1997, $2.00                -              -            -           54,400
 per share
Debentures con-
 verted for shares
 (Note 7)                         -              -            -        3,400,000
Stock issued for
 public relations
 services, Febru-
 ary 197, $1.00
 per share                        -              -            -          100,000
Compensation ex-
 pense for options
 granted (Note 10)                -              -            -          152,892
Note receivable,
 May 1996 (Note 8)                -     (1,568,750)           -            2,000
Note receivable
 amortization                     -        479,340            -          479,340
Stock issued for
 services, March,
 1997, $2.27 per
 share                            -              -            -           38,563
Compensation ex-
 pense                            -              -            -           72,188
Translation ad-
 justments                        -              -      (60,840)         (60,840)
Net loss                 (5,309,411)             -            -       (5,309,411)
                       ------------   ------------    ---------     ------------



Balance at
 3/31/1997             $ (6,935,606)   $(1,089,410)    $(57,655)     $   272,289
Common Stock
 issued in ex-
 change for notes
 receivable                                                              100,000
 8/20/1997                        -              -            -
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                        -              -            -         (100,000)
Peter Allard is-
 sued antidilu-
 tive shares
 11/15/1997                       -              -            -            2,000
Notes receivable
 issued to officer
 in exchange for
 preferred shares
 11/5/1997                        -     (1,050,000)           -                -
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997                        -              -            -        7,916,000
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                (2,329,000)             -            -                -
Beneficial conver-
 sion for preferred
 shareholders -
 Preferred Stock         (8,083,000)             -            -                -
Beneficial conver-
 sion for Peter
 Allard                    (295,000)             -            -                -
Translation adjust-
 ment                             -              -        3,732            3,732
Amortization of
 Notes receivable                 -        447,176            -          447,176
Net loss for the
 year                    (4,031,804)             -            -       (4,031,804)
                       ------------   ------------    ---------     ------------
Balance at 3/31/1998   $(21,674,410)  $ (1,692,234)   $ (53,923)    $  4,609,393

The accompanying notes are an integral part of these consolidated financial statements.

                      DATALINK SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED MARCH 31,
                                                  ------------------------
                                                     1998         1997
                                                  -----------  -----------
Cash flows from operating activities:
  Net loss                                        $(4,031,804) $(5,309,411)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Amortization of technology advance             (474,882)    (136,201)
      Depreciation and amortization                   570,631      537,413
      Common Stock issued for services                      -    2,388,643
      Changes in operating assets and
        liabilities:
          Accounts receivable                         (15,556)     (33,623)
          Other current assets                        (38,599)       6,002
          Accounts payable and accrued
            liabilities                               291,186      129,015
          Deferred revenue                            269,538      (73,000)
                                                   ----------   ----------
            Net cash used in operating
              activities                           (3,429,486)  (2,491,162)
                                                   ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment                 (346,411)    (280,355)
  Deposits                                             (3,157)     (14,741)
                                                   ----------   ----------
            Net cash used in investing
              activities                             (349,568)    (295,096)
                                                   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                    -    2,430,564
  Net proceeds from the issuance of Preferred
   Stock                                            7,918,000            -
  Repurchase of Common Stock                                -      (10,000)
  Advance on technology fee                         1,303,565    1,924,647
  Payments on capital lease                            (5,301)           -
                                                   ----------   ----------
            Net cash provided by
              financing activities                  9,216,264    4,345,211
                                                   ----------   ----------
Net increase in cash and cash equivalents           5,437,210    1,558,953
                                                   ----------   ----------
Cash and cash equivalents, beginning
  of year                                           1,916,509      357,556
                                                   ----------   ----------
Cash and cash equivalents, end of year             $7,353,719   $1,916,509
                                                   ----------   ----------



The accompanying notes are an integral part of these consolidated financial statements.

                        DATALINK SYSTEMS CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                  YEAR ENDED MARCH 31,
                                                ------------------------
                                                    1998         1997
                                                -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock in exchange
  for services performed                              --     $  855,000

  Issuance of stock option in exchange
  for services performed                              --        152,892

  Issuance of Common Stock in exchange
  for employee compensation                           --        110,751

  Common Stock issued in exchange for
  debentures exercised                                --      1,270,000

  Issuance of Common Stock in exchange
  for stock subscription                              --        271,049

  Foreign currency translation
  adjustment                                          --        (60,840)

  Common Stock issued in exchange for
  note receivable                             $1,050,000     $1,568,750

  Equipment purchased with capital lease          81,640             --

  Common Stock issued in accordance with
  antidilution agreement                      $    1,000             --

  Beneficial conversion feature for
  shareholders of Preferred Stock             10,412,000             --

  Beneficial conversion feature for
  shareholders of Common Stock                   295,000             --











The accompanying notes are an integral part of these consolidated financial statements.

                      DATALINK SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

DataLink Systems Corporation (formerly Lord Abbott, Inc., a publicly traded shell corporation) (the Company), is engaged in providing wireless communication services.

On June 27, 1996 the Company completed the acquisition of 100% of the outstanding common stock of Datalink Communication Corporation (DCC) a U.S. corporation in exchange for shares of the Company's Common Stock. The Company issued a total of 1,646,532 shares of its $0.01 par value Common Stock to the shareholders of DCC. For accounting purposes, the acquisition has been treated as the acquisition of the Company by DCC with DCC as the acquiror (reverse acquisition). The historical financial statements prior to June 27, 1996 are those of DCC. Since the Company prior to the reverse acquisition was a public shell corporation no pro-forma information giving effect to the acquisition is required. All shares and per share data have been restated to reflect the stock issuance and stock split.

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

BASIS OF PRESENTATION:

Revenues are deferred until services have been performed, and expenses are recognized when goods have been received or services provided.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are generally three to seven years. Maintenance and repairs are charged to expense as incurred; expenditures for additions, improvements and replacements are capitalized. Upon disposal of fixed assets, the accounts are relieved of the related costs and accumulated depreciation and resulting gains or losses are reflected in operations. The Company assesses its ability to recover the net book value of property and equipment. The carrying value of assets determined to be impaired are written down to net realizable value.

FOREIGN CURRENCY TRANSLATION:

Exchange adjustments resulting from foreign currency transactions are generally recognized in operations where adjustments resulting from translation of financial statements are reflected as a separate component of shareholder's equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

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

REVENUE RECOGNITION:

The Company recognizes revenues from transaction fees, monthly charges, and pager rental income from its QuoteXpress, SplitXpress and CommoditiesXpress systems. Revenues are recognized when the services are performed.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 1998 and 1997, there were no capitalized software development expenditures since the period between technological feasibility and availability have coincided and products under development have not yet achieved technological feasibility.

Research and development expenditures are expensed as incurred.

ADVERTISING EXPENDITURES:

Advertising expenditures of $1,196,903 and $321,229 in 1998 and 1997 respectively, were charged to operations as incurred.

COMPUTATION OF NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation presentation and disclosure requirements for earnings per share. SFAS 128 superseded Accounting Principles Board Opinion No. 15 and became effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 required restatement of all prior-period earnings per share data presented after the effective date. The Company's financial statements have been revised to effect the new standard.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification has no effect on previously reported net loss or shareholders' equity.

2.  RECENT PRONOUNCEMENTS:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company believes that the adoption of SFAS 130 will have an immateral impact on the financial statements. This Statement is effective for the Company's 1999 fiscal year.

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

3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist principally of balances due from customers, net of allowance for doubtful accounts. The customers are billed through customers' Visa, Mastercard, and American Express accounts. Amounts due from Visa, Mastercard, and American Express were $22,099, $10,947 and $8,442 in 1998, and $30,493, $14,231 and $0 in 1997, respectively.

4.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following:

                                                  MARCH 31,
                                              1998       1997
                                            --------   --------
       Furniture and fixtures               $114,328   $ 71,424
       Computer and office equipment         506,470    295,238
       Equipment under capital lease          81,640
       Software                              115,719     14,021
       Leasehold improvements                             9,423
                                            --------   --------
                                             818,157    390,106
       Less accumulated depreciation
       and amortization                     (188,461)   (68,738)
                                            --------   --------
                                            $629,696   $321,368
                                            ========   ========

5.  SALES OF TECHNOLOGY:

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

Effective May 1997, the Company completed a transaction with a Canadian corporation selling certain other of the Company's technology for cash and a note. At closing, Datalink received approximately $2,900,000, and a note for approximately $10,100,000. The note is due December 31, 2006 and bears interest at 6% per annum. The note is collateralized by the technology. This transaction is accounted for in the same manner as the sale of technology agreement detailed above; the note receivable has not been recorded as it is not expected that the fees and revenues allocated to the buyer will be sufficient to service the note receivable principal and interest payments due to Datalink.

The cash received by Datalink has been accounted for under the provisions of the "Emerging Issues Task Force, 88-18: Sales of Future Revenues" (EITF 88-18). It is expected that the owners fees and net revenue allocated to the buyer will not be sufficient to service the note receivable principle and interest payments due Datalink and as such the note has not been recorded.

Based on the criteria included within EITF 88-18, the amounts received under the sales agreement have been included within the balance sheet caption "Advance on Technology Sales" and is being amortized using the interest method over the term of the agreement. (Note 11.)

Other income for fiscal years 1998 and 1997 includes as an expense within the caption "Technology Owners Fee" of $1,570,000 and $273,750, representing a portion of the owners fee earned through March 31, 1998 and 1997, respectively. The sale agreement requires that the owners fee be applied to the interest owed by the buyer on the note. Interest, if accrued through March 31, 1998 and 1997 would have approximated $4,000,000 and $1,312,000, respectively. Since it is uncertain whether the interest and principal will be collected over the term of the agreement, interest income on the note has been recognized to the extent of the amounts due under the Technology Owners Fee provision of the sales agreement. (Note 11.)

6.  CONVERTIBLE DEBENTURES AND WARRANTS:

The Company issued a convertible debenture of $130,000 during fiscal year 1997 as a finders fee which was exercisable into shares of Common Stock. The debenture was subsequently converted into 130,000 shares in October 1996. The Company recorded an expense of $1.17 million associated with the issuance.

The Company also issued a convertible debenture in the sum of $2 million which was subsequently converted into 100,000 shares. On July 1, 1996, the Company issued the same investor a warrant to purchase 100,000 shares of Common Stock at $25 per share exercisable at any time prior to July 1, 1998. During the year ended March 31, 1998, the warrants were repriced to $3.75 per share.

The Common Stock issued under these agreements were issued pursuant to the exemption from registration under the Securities Act of 1933 (the Securities
Act) provided under Regulation S; the Company was a "Reporting Issuer" under the provisions of the Securities Act, as amended.

7.  CAPITAL LEASES:

The Company has entered into a leasing agreement for certain equipment used in the operation of the Company. The lease has been classified as a capital lease, and is for a five year term, with payments due monthly at an interest rate of 10.45% per annum. Payments, including interest in the initial three years of the lease are approximately $2,000 per month. During the last two years of the lease the payments are reduced to approximately $1,100 per month. The principal portion of obligation under the capital lease for the next five years are as follows:

               Year ended March 31,
                    1999               $13,699
                    2000                15,201
                    2001                16,868
                    2002                18,718
                    2003                11,853
                                       -------
                    Total              $76,339

8.  INCOME TAXES:

At March 31, 1998, the Company has approximately $370,000 in Canadian net operating loss carryforwards which expire in the years 2000 through 2004.

Net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses applied under generally accepted accounting principles not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
        -------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
        ----------     ----------        ----------     ----------
        $  980,000        2012           $  500,000        2002
         1,650,000        2013              800,000        2003
        ----------                       ----------
        $2,630,000                       $1,300,000
        ==========                       ==========

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                               MARCH 31,     MARCH 31,
                                                 1998          1997
     Deferred tax assets:                     ----------    ---------
       Net operating loss carryforwards       $4,300,000    $520,000
       Less: valuation allowance              (4,300,000)   (520,000)
                                              ----------    ---------
                                              $        -    $       -
                                              ==========    =========

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

9.  SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of Common Stock and Preferred Stock.

On November 5, 1997, the Company completed the sale of units of the Company's Series A Convertible Preferred Stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of Preferred Stock, par value $0.01, and each share of Preferred Stock is now convertible into one share of Common Stock. Also included with each unit was a detachable Common Stock purchase warrant to purchase 20,000 shares of the Company's Common Stock at a purchase price of $5.00 per share.

The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

On January 8, 1998, shareholders holding 10,582,523 shares (pre-split) of the Company's $.001 par value Common Stock (the "Common Stock"), and 141,558 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), signed written consents approving a one for ten (1 for 10) reverse split of the Company's outstanding Common Stock and an increase in the number of shares of Common Stock which may be acquired upon the exercise of options under the Company's 1996 Stock Option Plan from 300,000 to 500,000 after the reverse split. On January 8, 1998, there were 20,182,925 shares of Common Stock issued and outstanding, and 2,740,000 shares of Preferred Stock outstanding.

On January 15, 1998 the Board of Directors of the Company approved a 1 for 10 reverse stock split. The 1 for 10 reverse stock split was effected on February 9, 1998, and applied to all shareholders of record. Subsequent to the split the number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000, and the number of shares of Common Stock issued and outstanding was 2,018,293. All financial data and share data in this Form 10-KSB give retroactive effect to this split, unless otherwise indicated.

CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 500,000 shares of Preferred Stock, of which 274,000 have been designated as Series A Preferred Stock.

     DIVIDENDS: The holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, ratably with any declaration or payment of any dividend with holders of the Common Stock or other junior securities of this Corporation, when as and if declared by the Board of Directors, based on the number of shares of Common Stock into which each share of its Series A Convertible Preferred Stock is then convertible. As of March 31, 1998, no dividends have been declared.

     LIQUIDATION: In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of record of the shares of the Series A Preferred Stock shall be entitled to receive, before and in preference to any distribution or payment of assets of the Company or the proceeds thereof may be made or set apart for the holders of Common Stock or any other security junior to the Series A Preferred Stock in respect of distributions upon liquidation out of the assets of the Corporation legally available for distribution to its stockholders, in an amount in cash equal to $37.5 per share. If, upon such liquidation, the assets of the Corporation available for distribution to the holders of the Series A Preferred Stock and any other series of preferred stock then outstanding ranking on parity with the Series A Preferred Stock upon liquidation ("Parity Stock") shall be insufficient to permit payment in full to the holders of the Series A Preferred Stock and Parity Stock, then the entire assets and funds of the Company legally available for distribution to such holders and the holders of the Parity Stock then outstanding shall be distributed ratable among the holders of the Series A Preferred Stock and Parity Stock based upon the proportion the total amount distributable on each share upon liquidation bears to the aggregate amount available for distribution on all shares of the Series A Preferred Stock and such Parity Stock, if any.

     CONVERSION: Each share of Preferred Stock, at the option of the holder, is convertible into a number of fully paid and non-assessable shares of Common Stock as determined by dividing the Preferred Stock issue price of $37.5 by the initial conversion price of $3.75. Conversion is automatic immediately commencing 18 months after the final closing of the Private Placement if the closing price of the Company's Common Stock equals or exceeds $10.00 per share for 30 consecutive trading days and a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock has been declared effective by the Securities and Exchange Commission.

     REDEMPTION:  The Series A Preferred Stock is not redeemable.

     VOTING RIGHTS: The holder of each share of Preferred Stock is entitled to one vote for each share of Common Stock into which each share of Series A Preferred Stock could be converted.

     DETACHABLE WARRANTS: The Company has granted the Series A Preferred Stock holders detachable warrants to purchase 137,000 shares of Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of initial closing of the offering at a purchase price of $5.00 per share and expire in November 2002. The warrants are subject to redemption by the Company upon 30 days' prior notice at $5.00 per warrant commencing 18 months after the final closing, provided that the Warrants and the underlying common shares have been registered under the Securities Act and the Common Stock has traded at or above $12.5 per share for 30 consecutive trading days. In connection with the private placement, the placement agent received warrants to purchase 824,383 shares of Common Stock with an exercise price of $3.75.

The deemed dividends on the preferred stock of $8,083,000 and on warrants of $2,624,000 issued in conjunction with the private placement, reflect the beneficial conversion feature, which is the difference between the proceeds allocated to the preferred stock or warrants respectively, and the fair value of the preferred stock or warrants (assuming immediate conversion) upon issuance.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date. The Company is currently authorized to issue up to 500,000 shares of Common Stock under the Plan. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's Common Stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's Common Stock at prices not less than fair market value at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest at a rate of 25% per annum over 4 years from the date of grant.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company has reserved 224,622 shares of its $.01 par value Common Stock for issuance to eligible persons under this plan. Stock granted under this plan are subject to a purchase option that expires over a five year period a the original issuance price.

As of March 31, 1998, no shares had been granted under this plan.

Activity under the 1996 Stock Incentive Plan through March 31, 1998 is as follows:

                                                                    WEIGHTED
                   SHARES      NUMBER                  AGGREGATE    AVERAGE
                  AVAILABLE      OF       PRICE PER     EXERCISE    EXERCISE
                  FOR GRANT    OPTIONS      SHARE         PRICE      PRICE
                 -----------  ---------  -----------   ----------   --------

Balance,
 3/31/1996                -           -  $         -    $       -    $    -
Authorized          300,000
Granted            (268,080)    268,080  $20.00-$40.00  $5,991,600   $22.40
Canceled              3,000      (3,000)    $20.00         (60,000)  $20.00
Exercised                 -      (2,720)    $20.00         (54,400)  $20.00
                  ---------   ---------                 ----------   ------

Balance,
 3/31/1997           34,920     262,360  $20.00-$40.00  $5,877,200   $22.40
                  ---------   ---------                 ----------   ------
Options repriced                                         1,419,368   $ 5.41
Authorized          200,000
Granted            (144,555)    144,555  $ 2.97-$20.00     612,987   $ 4.30
Canceled             69,596     (69,596) $ 2.00-$20.00    (185,821)  $ 2.67
Exercised                 -           -
                  ---------   ---------                 ----------   ------
Balance,
 3/31/1998          159,961     337,319  $ 2.97-$20.00  $7,723,734   $ 4.54

The weighted average fair value of those options granted through March 31, 1998 and 1997 was $4.54 and $22.40, respectively. Options to purchase 227,867 and 223,802 shares were exercisable with a weighted average exercise price of $4.70 and $21.30 at March 31, 1998 and 1997 respectively. Effective August 18, 1997, the Board of Directors repriced the employee options to $4.00 per option share.

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 1998 and 1997 would have been adjusted to the pro forma amounts indicated below:

                                            1998               1997
          Net loss available to         -------------      -----------
           common shareholders
            As reported                 $(14,738,804)      $(5,309,411)
            Pro forma                    (15,650,080)       (5,938,181)
          Net loss per share
            As Reported, Basic
              and Diluted                     (7.53)             (3.01)
            Pro forma, Basic
              and Diluted                     (7.99)             (3.40)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 1998 and 1997:

                                            1998               1997
                                         -----------        ----------
          Expected dividend                 $ --               $ --
          Expected life of option         1-4 years          1-4 years
          Risk-free interest rate        5.60%-6.62%         6.01%-6.63%
          Expected volatility                90%                40%

The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The following table summarizes the stock options outstanding at March 31,
1998:
                                                             OPTIONS
             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------    -----------    --------   -----------  --------

MARCH 31, 1998

$ 1.00-$ 3.00       2,000         9.4        $ 2.97            291    $ 2.97
$ 3.00-$ 4.00     103,334         8.5          3.79         29,080      3.86
$ 4.00-$ 5.00     219,886         8.7          4.49        189,981      4.45
$ 5.00-$ 6.00       4,240         9.8          6.00          2,448      6.00
$ 6.00-$ 7.00       2,000         9.6          6.40            208      6.41
$ 7.00-$10.00       1,163         9.1         10.00          1,163     10.00
$10.00-$20,00       4,696         8.1         20.00          4,696     20.00
                  -------         ---        ------        -------    ------
                  337,319         8.7        $ 4.22        227,867    $ 4.70
                  =======         ===        ======        =======    ======

10.  REVENUE:

The Company has sales to customers in both Canada and the U.S. Revenue from Canadian Sales totaled $103,340 and $112,525 and sales from United States customers totaled $859,121 and $74,366 in 1998 and 1997, respectively.

11.  OTHER INCOME:

Other Income (expense) consists of the following items:

                                             YEAR ENDED
          DESCRIPTION                   1998            1997
          ---------------------     ------------     ----------
          Owners fee sale           $(1,570,000)     $(273,750)
          of technology

          Interest on note from       1,570,000        273,750
          sale of technology

          Amortization of               474,882        136,201
          technology advance

          Interest income               367,436        136,070

          Miscellaneous                 (10,889)      (144,000)
                                    -----------      ---------
          Total Other income        $   831,429      $ 128,271
          (expense)                 ===========      =========


12.  EARNINGS PER SHARE (EPS) DISCLOSURES:

NET LOSS PER SHARE:

The Company has adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                MARCH 31,
                                            1998          1997
                                        -----------   -----------
Basic EPS:
  Net Loss                             $ (4,031,804)  $(5,309,411)
  Deemed dividends on preferred
   stock                                 (8,083,000)            -
  Beneficial conversion feature
   of warrants in association
   with preferred stock                  (2,624,000)            -
                                       ------------   -----------
     Net loss available to common
      shareholders                     $(14,738,804)  $(5,309,411)
                                       ============   ===========
   Average common shares outstanding      1,958,622     1,763,638
                                       ------------   -----------
Basic EPS                              $      (7.53)  $     (3.01)
                                       ============   ===========

Diluted EPS:
  Net loss                              $(4,031,804)  $(5,309,411)
  Deemed dividends on preferred
   stock                                 (8,083,000)            -
  Beneficial conversion feature
   of warrants in association
   with preferred stock                  (2,624,000)            -
                                       ------------   -----------
     Net loss available to common
      shareholders                     $(14,738,804)  $(5,309,411)
                                       ============   ===========

  Average common shares outstanding       1,958,622     1,763,638
  Convertible notes                               -             -
  Warrants                                        -             -
  Stock options                                   -             -
  Total shares                            1,958,622     1,763,638
                                       ------------   -----------
Diluted EPS                             $     (7.53)  $     (3.01)
                                        ===========   ===========

5,666,107 shares in 1998, 362,360 shares in 1997 were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

13.  OPERATING LEASES:

The Company leases space for both its San Jose and Vancouver locations through 2003. Rental expense for these leases and for various equipment leases totaled approximately $123,000 in 1998 and $79,000 in 1997.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                     1999               $  254,800
                     2000                  239,331
                     2001                  231,004
                     2002                  237,217
                     2003                  100,829
                                        ----------
                                        $1,063,181
                                        ==========
14.  RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, DCC, entered into a three year employment agreement with the Company's Chief Executive Officer.

Concurrently with the execution of the employment agreement, the Company's Chief Executive Officer entered into a Stock Purchase Agreement pursuant to which he purchased 200,000 shares of the Common Stock of DCC (which were later exchanged for 200,000 shares of the Company's Common Stock), and as payment terms he executed a non-recourse promissory note in the amount of $1,500,000. The note bears interest at 5% per annum and the principal plus interest are due on or before April 1, 2001. As security for the note, the Chief Executive Officer has granted the Company a security interest in the 2,000,000 shares of Common Stock.

On June 26, 1996, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,500,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by him under this Employment Agreement on May 1, 1999.

The note, together with interest accrued thereon has been incorporated in the balance sheet. The note plus interest is being amortized over the period of the contract as employment. Consequently, in the years ended March 31, 1998 and 1997, expense of $585,044 and $479,340 has been recorded as compensation expense.

On January 2, 1997, the Company entered into a three year noncancelable lease agreement with an officer of the Company where the Company leases office space owned by the officer at an annual rate of $100,000 or $8,333.37 per month.

In conjunction with the private placement dated November 5, 1997 an officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the officer received 28,000 shares of Preferred Stock with detachable warrants to purchase 140,000 shares of the Company's Common Stock at $5.00 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 10.25%. No payments are due until November 5, 2002 at which time the full amount is due.

15.  COMMITMENTS AND CONTINGENCIES:

The Company has a letter of credit agreement with Union Bank of California as condition of its pager rental agreement. Under the terms of the agreement, the letter of credit is in the amount of $200,000. Borrowings under the letter of credit bear interest at prime plus 2% and required a compensating balance to be on deposit at the bank of $200,000. The letter of credit expires February 1, 1999, and is renewable. There were no amounts outstanding under this arrangement as of March 31, 1998 or March 31, 1997.

16.  EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 1998.

17.    SUBSEQUENT EVENTS:

Subsequent to year end the Company entered into a Line of Credit agreement with a financial services company. The line of credit is for the express purpose of purchasing wireless information devices. The line of credit is in the amount of $1,000,000 and is collateralized by funds on account at the financial services company. Borrowings under the line of credit bear interest at a variable rate equal to 2.4% above the 30-day commercial paper rate. The line of credit expires March 27, 1999, with an automatic one year renewal provision.

SCHEDULE 2

Supplementary Income Statement Information:

            COLUMN A                               COLUMN B
              ITEM                       CHARGED TO COSTS AND EXPENSE
--------------------------------------   ----------------------------

Maintenance and Repairs                           $    6,372
Depreciation of Property and Equipment               119,723
Amortization of Notes Receivable                     447,176
Advertising Costs                                  1,196,903
Bad Debt Charge-Offs                                  32,523

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 1998               DATALINK SYSTEMS CORPORATION


                                  By:/s/ Anthony N. LaPine
                                     Anthony N. LaPine
                                     Chief Executive Officer,
                                     President and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                  DATE


/s/ Anthony N. LaPine          Chief Executive Officer,    June 29, 1998
Anthony N. LaPine              President and Chairman
                               of the Board


/s/ Thomas C. Bland            Chief Financial Officer     June 29, 1998
Thomas C. Bland



/s/ Marshall Geller            Director                    June 29, 1998
Marshall Geller


/s/ Fred Hoar                  Director                    June 29, 1998
Fred Hoar


/s/ David Ladd                 Director                    June 29, 1998
David Ladd