Form 10QSB
period 1998-06-30
DATALINK SYSTEMS CORP /CA/
filed 1998-08-13
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the quarterly period ended June 30, 1998



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



             1735 Technology Drive, Suite 790 San Jose, CA 95110
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)


                                (408)367-1700
                          ---------------------------
                          (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 2,028,955 shares of the Registrant's Common Stock outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format:     Yes ---     No -X-

                          DATALINK SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                    Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 1998 and March 31, 1998                             3

     b.  Condensed Consolidated Statements of Operations
         Three months ended June 30, 1998 and 1997                    4

     c.  Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1998 and 1997                  5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        8-11

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                         12
ITEM 2.  CHANGES IN SECURITIES.                                     12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                           12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       12
ITEM 5.  OTHER INFORMATION.                                         12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           12

         SIGNATURES                                                 12

                                EXHIBITS

     INDEX TO EXHIBITS                                              13

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE                                     14

                           DATALINK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30           March 31
                                         1998               1998
                                      (unaudited)        (audited)
                                      -----------       -----------
     ASSETS:
Current assets:
  Cash and cash equivalents           $  6,091,165      $ 7,353,719
  Accounts receivable                       51,475           65,241
  Other receivables                          5,161              500
  Prepaid expenses                          55,852           42,537
                                      ------------      -----------
     Total current assets             $  6,203,653        7,461,997

Fixed assets, net                          754,334          629,696
Other assets                                16,243           23,625
                                      ------------      -----------
     Total assets                     $  6,974,230      $ 8,115,318
                                      ============      ===========

     LIABILITIES:
Current liabilities:
  Accounts payable                    $    374,378      $   236,469
  Accrued liabilities                      183,269          300,450
  Deferred revenue                         372,142          269,538
  Current portion of capital
   lease obligation                         14,060           13,699
  Current portion on advance
   on technology sales                     453,777          460,501
                                      ------------       -----------
     Total current liabilities           1,397,626        1,280,657

  Advance on technology sales, net
   of current portion                    2,051,784        2,162,628
  Obligations under capital lease,
   net of current portion                   58,987           62,640
                                      ------------      -----------
     Total Liabilities                $  3,508,397      $ 3,505,925

      SHAREHOLDERS' EQUITY
Preferred stock                              2,740            2,740
Common stock                                20,289           20,183
Additional paid-in capital              28,053,819       28,007,037
Foreign currency translation
 Adjustment                                (61,797)         (53,923)
Note receivable                         (1,588,804)      (1,692,234)
Accumulated deficit                    (22,960,414)     (21,674,410)
                                      ------------      -----------
     Total shareholders' equity          3,465,833        4,609,393
                                      ------------      -----------
Total liabilities and shareholders'
  equity                              $  6,974,230      $ 8,115,318
                                      ============      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        DATALINK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       Three Months Ended
                                             June 30,
                                        1998            1997
                                     ----------      ----------

Revenue                            $   587,535      $  149,453

  Cost of revenue                      213,297          99,697
  Research and development             217,923         147,411
  Sales and marketing                  980,398         386,948
  General and administrative           675,665         478,527

Other income (note 3)                  213,744          87,323
                                    ----------      ----------
     Net loss                      $(1,286,004)     $ (875,807)

Basic
Diluted                            $      (.63)     $     (.45)
                                   $      (.63)     $     (.45)

Shares used in per share
 calculations, basic and diluted     2,027,657       1,927,523























The accompanying notes are an integral part of these consolidated financial statements.

                          DATALINK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                            Three Months Ended
                                                  June 30,
                                            1998           1997
                                         ----------     ----------
Cash flows from operating
 activities:
   Net loss                              $(1,286,004)   $ (875,807)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and
       amortization                          146,093       147,179
     Amortization of technology
       advance                              (117,568)      (66,995)
   Changes in assets and liabilities:
    Accounts and other receivables             9,105       (17,902)
      Prepaid and other assets                (5,933)       (1,133)
      Accounts payable and accrued
       Liabilities                            20,728       122,525
      Deferred Revenue                       102,604            --
                                         -----------    ----------
        Net cash used in operating
         activities                       (1,130,975)     (692,133)
                                         -----------    ----------

Cash flows from investing activities:
  Acquisition of fixed assets               (175,175)      (61,090)
                                         -----------    ----------

Cash flows from financing activities:
  Proceeds from sale of common stock          46,888          --
  Payments on capital leases                  (3,292)         --
  Advances on technology fee                    --       1,303,565
                                         -----------    ----------
   Net cash provided by financ-
    ing activities                            43,596     1,303,565
                                         -----------    ----------

Net increase(decrease) in cash and
  cash equivalents                        (1,262,554)      550,342

Cash and cash equivalents, beginning
  of quarter                               7,353,719     1,894,988
                                         -----------    ----------
Cash and cash equivalents, end of
  quarter                                $ 6,091,165    $2,445,330
                                         ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                            Three Months Ended
                                                  June 30,
                                             1998         1997
                                          ----------    --------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:


Foreign currency translation
 adjustment                                              (28,274)

Common stock issued in exchange for
 notes receivable                                        200,000

                          DATALINK SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1. Formation and Business of The Company:

Datalink Systems Corporation (formerly Lord Abbott, Inc., a publicly traded shell corporation) (the Company), is engaged in providing wireless communication technologies.

2. Summary of Significant Accounting Policies:

The significant accounting policies followed by the Company as well as other information integral to these financial statements have been disclosed in the notes to the financial statements included in the financial statements included in form 10-KSB filed with the Securities and Exchange Commission at the Company's fiscal year end, March 31, 1998. Readers of this form 10-QSB are encouraged to refer to that form for additional details of the Company and its accounting policies and required financial disclosures.

3. Other Income:

Other Income (expense) consists of the following items:

                                Three months ended June 30,
     Description                    1998          1997
     -----------                 ----------     ----------

     Owners fee sale             $(392,500)     $(392,500)
     of technology

     Interest on note from         392,500        392,500
     sale of technology

     Amortization of               117,568         67,005
     technology advance

     Interest income               104,571         25,664

     Miscellaneous                  (8,395)        (5,346)
                                 ---------       --------

     Total Other income          $ 213,744       $ 87,323
     (expense)                   =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below and in the Company's Form 10-KSB for the year ended March 31, 1998:

Results of operations:

Net sales increased from 149,453 in the quarter ending June 30, 1997 to $587,535 in the quarter ending June 30, 1998. The increase in sales is due to the development of a sales and marketing strategy, the release of new products, and the development of an effective direct sales force. The following table illustrates the comparative sales of products by product type for each of the last two years.

                         Net sales for        Net sales for
                         the quarter year     the quarter year      Increase
     Product             ended June 30, 1998  ended June 30, 1997  (decrease)
     -------             -------------------  -------------------  ----------
     QuoteXpress              $244,539             $149,453         $ 95,086
     SplitXpress               323,682                    0          323,682
     CommodityXpress            17,150                    0           17,150
     Other                       2,164                    0            2,164
     Totals                   $587,535             $149,453         $438,082

During the fiscal year between the quarter ended June 30, 1997 and June 30, 1998, the Company recruited executives to complete the sales and marketing strategic plan. These individuals were able to identify key accounts and markets. Together with the engineering and research and development staff, these executives were able to develop a financial product. The executives also have developed the direct sales force. Advertisements have been developed for the appropriate media. The engineering department has completed development of the SplitXpress, and CommodityXpress products, completed an upgrade (in August 1997) of the QuoteXpress product, and has begun development of a number of new products.

Cost of revenues and gross margin:

The cost of revenues has increased from the quarter ending June 30, 1997 to the quarter ending June 30, 1998, and this is due to the increase in net sales. Cost of revenues represents the costs necessary to provide the services to customers, and as more services are provided to more customers, the costs of providing those services rises. Examples of this type of costs are the costs to obtain data feeds from the exchanges, costs to maintain the Customer Service Department, and pager rental costs. The following table shows the net sales, cost of revenues, and gross margin for the quarters ended June 30, 1998 and 1997:
                                                     Increase    Increase
                    Quarter ended   Quarter ended   (decrease)  (decrease)
                    June 30, 1998   June 30, 1997       $           %
                    -------------   -------------   ----------  ----------
   Net sales             $587,535        $149,453     $438,082      293.1%
   Cost of revenues       213,297          99,697      113,600      113.9%
   Gross margin          $374,238        $ 49,756     $324,482      652.1%

As can be noted from the table, the increase in sales has not caused a proportional increase in the cost of revenues. This is due to the fact that as the Company increases its sales, economies of scale are achieved, and the Company operates more efficiently. In effect, each dollar of net sales costs less to produce.

Operating expenses:

Operating expenses have increased from the prior year. Operating expenses are separated into three categories: research and development, sales and marketing, and general and administrative. The following table illustrates the changes in these three categories of operating expenses.

                                                     Increase    Increase
                    Quarter ended   Quarter ended   (decrease)  (decrease)
   Description      June 30, 1998   June 30, 1997       $           %
   -----------      -------------   -------------   ----------  ----------

   Research and        $  217,923      $  147,411     $ 70,512       32.4%
     development
   Sales and              980,398         386,948      593,450      153.4%
     marketing
   General and            675,665         478,527      197,138       41.2%
     administrative
   Totals              $1,873,986      $1,012,886     $861,100       85.0%

Research and development expenses are expenses incurred to develop new products and to develop product enhancements for current products. These expenses are incurred in the Company's engineering offices located in Vancouver B.C. Research and development expenses increased in the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. This increase was due to the Company incurring costs for product development of new products yet to be released in the coming months.

Sales and marketing expenses consist of costs incurred to market the Company's products through media development, advertising in such media as television and financial publications, attendance at trade shows, and the costs required to develop an effective sales and marketing strategy. Also included in this category are costs for the maintenance of both an inside sales staff, and an outside key account sales force. Sales and marketing costs have increased when compared with the comparable quarter in the fiscal year. Prior to the current fiscal year, the Company had only one product to market and it was marketed through a direct sales force. Advertising was done in a limited number of publications, and a minimal number of employees were maintained in the marketing and sales departments. Since the quarter ending June 30, 1997, and as is reflected in the quarter ending June 30, 1998, the Company hired additional marketing and sales staff, did market research, developed new sales and marketing materials for QuoteXpress, and created sales and marketing materials for the new products, SplitXpress and CommodityXpress. Television advertising was initiated and additional written publications were selected for advertising.

General and administrative expenses are classified as costs incurred in the development and operation of the infrastructure of the organization. These consist of accounting costs, legal costs, rent, depreciation of Company fixed assets, utilities, and other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. Costs associated with this category have increased during the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The Company has grown considerably in the last year, and has moved to a larger facility, hired additional staff, and increased expenditures for utilities and other costs related to increases in space and personnel.

Non-operating revenues and expenses:

Non-operating revenues and expenses consist of interest income, amortization of technology advance deferred revenue, and owners fees and associated interest income related to the sale of technology. The following table illustrates the changes in the other income (expense) account.

                                                     Increase    Increase
                    Quarter ended   Quarter ended   (decrease)  (decrease)
   Description      June 30, 1998   June 30, 1997       $           %
   -----------      -------------   -------------   ----------  ----------

   Owners fee sale     $ (392,500)     $ (392,500)   $       0          0
     of technology
   Interest income        392,500         392,500            0          0
     sales of
     technology
   Amortization of        117,568          67,005       50,563       75.5%
     technology advance
   Interest income        104,571          25,664       78,907      307.5%
   Miscellaneous           (8,395)         (5,346)      (3,049)     144.8%
                       ----------      ----------    ---------
   Totals              $  213,744      $   87,323    $ 126,421
                       ==========      ==========    =========

As can be seen from the table above, most other income (expense) items have remained relatively constant. A sale of technology was completed late in the first quarter of fiscal 1997, and as a result when comparing the amortization of the advance between quarters, the 1997 numbers reflect a partial quarter, whereas the 1998 numbers reflect a full quarter. Interest income has increased due to interest earned on cash deposited from the private placement, which was completed in November 1997, as well as interest earned on the note receivable from the officer of the Company.

Liquidity and Capital Resources:

The Company completed a private placement during the quarter ending December 31, 1997. As a result of the private placement, the Company netted approximately $8,000,000. The Company also completed, during the quarter ending June 30, 1997, the sale of the QuoteXpress product, a provision of which was an up-front payment of approximately $1,300,000. The sources and uses of cash during the quarters ended June 30, 1998 and 1997 are as follows:

                                         Year Ended June 30,
                                         1998           1997       Change
                                     ------------   ----------  -----------

   Cash used in operating            $(1,130,975)   $ (692,133) $  (438,842)
     activities
   Cash used in investing               (175,175)      (61,090)    (114,085)
     activities
   Cash provided by financing             43,596     1,303,565    1,259,969
     activities                      -----------    ----------   ----------
   Net increase(decrease) in cash    $(1,262,554)   $  550,342  $(1,812,896)
                                     ===========    ==========  ===========


As of June 30, 1998 the Company had cash and cash equivalents in the amount of
$6,091,165.   Working capital has decreased from $6,181,340 as of March 31,
1998 to $4,806,027 as of June 30, 1998. The Company has a letter of credit with a bank in the amount of $200,000 and has obtained a credit line in the amount of $1,000,000. Management believes that it has sufficient working capital for at least 12 months.

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

                                    DATALINK SYSTEMS CORPORATION


Date:  August 14, 1998              By /s/ Anthony N. LaPine
                                      Anthony N. LaPine, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)


                                    By /s/ Thomas C. Bland
                                      Thomas C. Bland, Chief Financial
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