Form 10QSB/A
period 1998-06-30
DATALINK SYSTEMS CORP /CA/
filed 1998-08-20
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                FORM 10-QSB/A



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

                               TABLE OF CONTENTS

                                                                    Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 1997 and March 31, 1997                          3

     b.  Condensed Consolidated Statements of Operations
         for three months ended December 31, 1997 and 1996,
         and the nine months ended December 31, 1997 and 1996
         and the period from June 15, 1993 (date of inception)
         to December 31, 1997                                        4-5

     c.  Condensed Consolidated Statements of Cash Flows
         nine months ended December 31, 1997 and 1996 and
         the period from June 15, 1993 (date of inception)
         to December 31, 1997                                        6-7

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                 8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       12-14

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                           14
ITEM 2.  CHANGES IN SECURITIES.                                       14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         15
ITEM 5.  OTHER INFORMATION.                                           15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

         SIGNATURES                                                   15

                                EXHIBITS



     INDEX TO EXHIBITS                                                15

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      December 31         March 31
                                         1997               1997
                                      (unaudited)        (audited)
     ASSETS:                          -----------       -----------
Current assets:
  Cash and cash equivalents           $ 8,365,784        $1,916,509
  Accounts receivable                      72,533            49,685
  Other receivables                           823             4,733
  Prepaid expenses                         33,587             5,432
                                      -----------        ----------
     Total current assets               8,472,727         1,976,359

Fixed assets, net                         582,667           321,368
Other assets                               28,601            14,741
                                      -----------        ----------
     Total assets                     $ 9,083,995        $2,312,468
                                      ===========        ==========
     LIABILITIES:
Current liabilities:
  Bank Overdraft                                         $   21,521
  Accounts payable                    $   180,382           131,188
  Accrued liabilities                     229,591            93,024
  Current portion capital leases           11,025                 -
  Current portion on advance
   on technology sales                    462,469           263,292
  Deferred revenue                        113,683                 -
                                      -----------         ---------
     Total current liabilities            997,150           509,025
  Capital lease, net of current portion    68,522                 -
  Advance on technology sale, net
  of current portion                    2,281,098         1,531,154
                                      -----------        ----------
     Total Liabilities                  3,346,770         2,040,179

Commitments and contingencies

      SHAREHOLDERS' EQUITY
Preferred stock                             2,740                 -
Common stock                               20,183            19,183
Additional paid-in capital             28,006,037         8,335,777
Foreign currency translation
  adjustment                              (43,857)          (57,655)
Note receivable                        (1,792,979)       (1,089,410)
Deficit accumulated during the
  development stage                   (20,454,899)       (6,935,606)
                                      -----------        ----------
     Total shareholders' equity         5,737,225           272,289
                                      -----------        ----------
Total liabilities and shareholders'
  equity                              $ 9,083,995        $2,312,468
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

Cost and
expenses:

  Cost of
    services
    provided        (136,515)    (22,847)   (341,982)    (62,046)    (501,040)

  Research and
    development     (201,652)   (165,183)   (520,325)   (423,486)  (1,438,734)

  Sales and
    marketing       (536,185)   (201,603) (1,351,825)   (399,483)  (2,629,977)

  General and
    administrative  (493,737) (1,773,400) (1,776,879) (3,273,848)  (6,910,185)

  Other (note 3)     242,724      94,090     535,086      46,765      891,514
                 ----------- ----------- ----------- ----------- ------------
    Net loss     $ ( 853,998)$(2,041,539)$(2,812,293)$(4,024,175)$( 9,747,899)

Deemed dividends
on preferred
stock             (8,083,000)       --    (8,083,000)         --  ( 8,083,000)

Beneficial
conversion feature
of warrants in
association with
preferred stock   (2,624,000)       --    (2,624,000)         --  ( 2,624,000)

Net loss
available to
common
shareholders     (11,560,998) (2,041,539)(13,519,293) (4,024,175) (20,454,899)
                 =========== =========== ===========  =========== ============
Basic loss per
share            $     (0.59)$     (0.11)$     (0.70)$     (0.23)$      (1.42)
                 =========== =========== =========== =========== ============

Diluted loss
per share        $     (0.59)$     (0.11)$     (0.70)$     (0.23)$      (1.42)
                 =========== =========== =========== =========== ============

Statements of Operations Continued:
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

                          DATALINK SYSTEMS CORPORATION
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                             Period from
                                                            June 15, 1993
                                                              (date of
                                       Nine months Ended    inception) to
                                         December 31,        December 31,
                                       1997        1996          1997
                                    ----------  -----------  ------------
Cash flows from operating
activities:
 Net loss                          $(2,812,293) $(4,024,175) $(9,747,899)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization        79,882       27,418      148,620
   Foreign currency translation
       adjustment                       13,798       88,773      (43,857)
   Amortization of technology
       advances                       (354,444)     (62,856)    (486,737)
   Amortization of note receivable     346,431      348,611      825,771
   Common stock issued for services          -    2,271,643    3,188,857
 Changes in assets and liabilities:
   Accounts and other receivables      (18,938)      (3,832)     (73,356)
   Prepaid and other assets            (28,155)      (4,168)     (46,296)
   Accounts payable and accrued
       liabilities                     164,240      (68,292)     523,656
   Deferred revenue                    113,683
                                   -----------   ----------   ----------
     Net cash used in operating
     activities                     (2,495,796)  (1,426,878)  (5,711,241)
                                   -----------   ----------   ----------
Cash flows from investing activities:
 Acquisition of fixed assets          (259,541)    (223,934)    (649,647)
 Deposits                              (13,860)           -      (15,892)
                                   -----------   ----------   ----------
     Net cash used in investing
     activities                       (273,401)    (223,934)    (665,539)
                                   -----------   ----------   ----------
Cash flows from financing activities:
 Issuance of preferred stock         9,226,000            -    9,226,000
 Offering expenses, sale of
   preferred stock                  (1,309,000)           -   (1,309,000)
 Payments on capital leases             (2,093)           -       (2,093)
 Issuance of convertible debentures       --      2,000,000    2,000,000
 Proceeds from sale of common stock       --        138,240    1,607,353
 Repurchases of common stock                        (10,000)     (10,000)
 Advances on technology fee          1,303,565    1,925,057    3,230,304
                                   -----------   ----------   ----------
     Net cash provided by
     financing activities            9,218,472    4,053,297   14,742,564
                                   -----------   ----------   ----------
Net increase in cash and cash
  equivalents                        6,449,275    2,402,485    8,365,784

The accompanying notes are an integral part of these consolidated financial statements.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                  Period from
                                                                 June 15, 1993
                    Three Months               Nine Months        (inception)
                        Ended                    Ended                to
                     December 31,              December 31,       December 31,
                   1997        1996         1997         1996         1997
                ---------- -----------  ------------  ----------  -----------
Numerator -
loss and
diluted EPS
 Net loss    $(11,560,998)  (2,041,539)$(13,519,293) $(4,024,175)$(20,454,899)

Denominator -
Basic EPS
  Common stock
  outstanding  19,509,012   19,022,461   19,341,107   17,210,329   14,402,827
               ----------  -----------   ----------   ----------   ----------

Basic loss per
share         $    (0.59)  $     (0.11)  $    (0.70)  $    (0.23)  $   (1.42)
               =========   ===========   ==========   ==========   =========
Denominator -
Diluted EPS

  Denominator -
  Basic EPS    19,509,012  19,022,461   19,341,107   17,210,329   14,402,827

  Effect of
  Dilutive

  Securities:

    Common
    stock
    options            --          --           --           --           --

    Convertible
    preferred
    stock              --          --           --           --           --

               19,509,012  19,022,461   19,341,107   17,210,329   14,402,827

Diluted earn-
ings per
share           $    (0.59) $    (0.11)  $    (0.70)  $    (0.23)  $    (1.42)
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

                    Quarter Ended     Percent    Nine months Ended    Percent
                 12/31/97    12/31/96  Change   12/31/97    12/31/96   Change
                ---------  ----------- ------ ----------- ------------ ------
Net Sales       $ 271,367  $    27,404   890% $   643,632 $     87,923   631%

Gross Profit    $ 134,852  $     4,557 2,859% $   301,650 $     25,877 1,065%
Percentage of
 net sales            49%          16%                46%          29%

Research &
 Development    $ 201,652  $   165,183    22% $   520,325 $    423,486    22%
Percentage of
 net sales            74%         602%                80%         481%

Sales &
 Marketing      $ 536,185  $   201,603   165% $ 1,351,825 $    399,483   238%
Percentage of
 net sales           197%         735%               210%         454%

General &
 Administrative $ 493,737  $ 1,773,400    72% $ 1,776,879  $ 3,273,848    46%
Percentage of
 net sales           182%       6,471%               276%       3,723%

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

FINANCIAL CONDITION:
                                               Nine months ended
                                                  December 31,         Percent
                                               1997          1996      Change
                                           -----------   -----------   ------
Net cash used in operating activities      $(2,495,796)  $(1,426,878)    75%

Net cash used in investing activities         (273,401)     (223,924)    22%

Net cash provided by financing activities    9,218,472     4,053,297    127%


Working capital has increased from $1,467,334 at March 31, 1997 to $7,475,577 at December 31, 1997. The increase was primarily attributable to the proceeds of a private placement which netted the Company approximately $8,000,000 as well as the $1,303,565 which the Company received as an advance on the sale of the QuoteXpress technology. The net loss was due to expenses incurred in developing products, establishing and maintaining an administrative and finance function and developing and implementing marketing and sales plans.


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

                                    DATALINK SYSTEMS CORPORATION


Date:   August 18, 1998             By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


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