Form 10QSB
period 1998-09-30
DATALINK SYSTEMS CORP /CA/
filed 1998-11-16
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1998


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

                           Yes [ X ]   No [   ]


There were 2,033,499 shares of the Registrant's Common Stock outstanding as of September 30, 1998.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                          DATALINK SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         September 30, 1998 and March 31, 1998                       3

     b.  Condensed Consolidated Statements of Operations
         for the three months ended September 30, 1998 and 1997,
         and the six months ended September 30, 1998 and 1997        4

     c.  Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 1998 and 1997        5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          13
ITEM 2.  CHANGES IN SECURITIES.                                      13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        13
ITEM 5.  OTHER INFORMATION.                                          13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                           13

                                EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 11  STATEMENT REGARDING COMPUTATION OF NET
                 LOSS PER SHARE

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                          DATALINK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     September 30          March 31
                                         1998               1998
                                      (unaudited)         (audited)
                                      -----------       -------------
     ASSETS

Current assets:
  Cash and cash equivalents           $ 4,791,143        $  7,353,719
  Accounts receivable                      43,539              65,241
  Other receivables                         4,425                 500
  Prepaid expenses                         73,702              42,537
                                      -----------        ------------
     Total current assets               4,912,809           7,461,997

Fixed assets, net                         794,182             629,696
Other assets                               45,665              23,625
                                      -----------        ------------
     Total assets                     $ 5,752,656        $  8,115,318
                                      ===========        ============

     LIABILITIES

Current liabilities:
  Accounts payable                    $   392,420        $    236,469
  Accrued liabilities                     329,921             300,450
  Current portion of capital
   lease obligation                        13,285              13,699
  Current portion on advance
   on technology sales                    446,795             460,501
  Deferred revenue                        447,906             269,538
                                      -----------        ------------
     Total current liabilities          1,630,327           1,280,657

Obligation under capital lease,
 net of current portion                    55,237              62,640
Advances on technology sales, net
 of current portion                     1,942,789           2,162,628
                                      -----------        ------------
     Total Liabilities                  3,628,353           3,505,925

    SHAREHOLDERS' EQUITY
Preferred stock                             2,740               2,740
Common stock                               20,334              20,183
Additional paid-in capital             28,071,950          28,007,037
Foreign currency translation
  adjustment                              (49,685)            (53,923)
Notes receivable                       (1,471,590)         (1,692,234)
Accumulated deficit                   (24,449,446)        (21,674,410)
                                      -----------        ------------
     Total shareholders' equity         2,124,303           4,609,393
                                      -----------        ------------
     Total liabilities and
      shareholders' equity            $ 5,752,656        $  8,115,318
                                      ===========        ============


The accompanying notes are an integral part of these consolidated financial statements.

                          DATALINK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                              Three Months Ended        Six Months Ended
                                 September 30,           September 30,
                             1998          1997        1998          1997
                         ------------  -----------  -----------  -----------

Revenue                  $    509,121  $   222,812  $ 1,096,656  $   372,265

Cost of revenue               219,047      105,770      432,344      205,467

Research and develop-
 ment                         224,135      171,261      442,058      318,672

Sales and marketing           929,158      428,692    1,909,556      815,640

General and adminis-
 trative                      856,081      804,614    1,531,746    1,283,142

Other income (Note 3)         230,268      205,038      444,012      292,361
                         ------------  -----------  -----------  -----------

     Net loss            $ (1,489,032) $(1,082,487) $(2,775,036) $(1,958,295)
                         ============  ===========  ===========  ===========

Net loss per share:
 Basic                   $      (0.73) $     (0.56) $     (1.37) $     (1.02)
 Diluted                 $      (0.73) $     (0.56) $     (1.37) $     (1.02)

Shares used in per
 share calculations,
 basic and diluted          2,032,116    1,923,836    2,027,937    1,925,670
                         ============  ===========  ===========  ===========
























The accompanying notes are an integral part of these consolidated financial statements.

                          DATALINK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Six Months Ended
                                                         September 30,
                                                     1998           1997
                                                 ------------   -----------
Cash flows from operating activities:
 Net loss                                        $(2,775,036)  $(1,958,295)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation and amortization                      94,485        65,054
   Amortization of technology advances              (233,545)     (233,874)
   Amortization of note receivable                   220,644       239,408
 Changes in assets and liabilities:
   Accounts and other receivables                     17,777       (43,046)
   Prepaid and other assets                          (31,165)      (22,603)
   Accounts payable and accrued liabilities          203,598       250,076
   Deferred revenue                                  178,368       113,749
                                                 -----------   -----------
     Net cash used in operating activities        (2,324,874)   (1,589,531)
                                                 -----------   -----------
Cash used in investing activities:
 Acquisition of fixed assets                        (254,733)     (123,522)
 Deposits                                            (22,040)      (15,892)
                                                 -----------   -----------
     Net cash used in investing activities          (276,773)     (139,414)
                                                 -----------   -----------

Cash flows provided by (used in) financing
 activities:
  Proceeds from sale of common stock                  46,888          --
  Payments on capital leases                          (7,817)         --
  Advances on technology fee                            --       1,303,565
                                                 -----------   -----------
     Net cash provided by financing
      activities                                      39,071     1,303,565
                                                 -----------   -----------
Net decrease in cash and cash equivalents         (2,562,576)    (425,380)

Cash and cash equivalents, beginning
 of period                                         7,353,719     1,916,509
                                                 -----------   -----------
Cash and cash equivalents, end of period         $ 4,791,143   $ 1,491,129
                                                 ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Foreign currency translation adjustment        $     4,238   $    18,559
                                                 ===========   ===========
  Common stock exchanged for accrued expenses    $    18,176   $      --
                                                 ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED

1. Formation and Business of the Company:

Datalink Systems Corporation (the "Company") was established in 1993 and is engaged in the marketing of wireless communication technologies.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

3.  Other Income:

Other income (expense) consists of the following items:

                           Three Months Ended         Six Months Ended
                              September 30,            September 30,
                        ----------------------    ----------------------
Description                1998        1997         1998         1997
-----------             ----------   ---------    ---------    ---------

Owners fee sale of
 technology             $(392,500)   $(392,500)   $(785,000)   $(785,000)

Interest on note from
 sales of technology      392,500      392,500      785,000      785,000

Amortization of tech-
 nology advance           115,977      166,869      233,545      233,874

Interest income           122,287       80,391      226,858      106,054

Miscellaneous              (7,996)     (42,222)     (16,391)     (47,567)
                        ---------    ---------    ---------    ---------

Total other income
 (expense)              $ 230,268    $ 205,038    $ 444,012    $ 292,361
                        =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue increased from $372,265 in the six months ending September 30, 1997 to $1,096,656 in the six months ending September 30, 1998. The increase in revenue is due to the development of a sales and marketing strategy, the release of new products, and the development of a direct and indirect sales force. The following table illustrates the comparative revenues of products by product type for the six month periods ended September 30, 1998 and 1997:

                        Net Revenues for the Six Months
                              Ended September 30,
                        -------------------------------
Product                     1998              1997          Increase
-------                 ------------      -------------     ----------

QuoteXpress             $  497,617        $329,723          $167,894
SplitXpress                560,493          41,980           518,513
CommodityXpress             33,798               0            33,798
Other                        4,748             562             4,186
                        ----------        --------          --------

     Totals             $1,096,656        $372,265          $724,391
                        ==========        ========          ========

During the periods subsequent to September 30, 1997, the Company recruited a group of executives to refine and execute the Company's sales and marketing plan. These individuals developed a strategic sales and marketing initiative which identified key markets and business opportunities, and required the development of a suite of sophisticated financial information products. In order to execute the plan, the team of executives established direct and indirect sales forces, a comprehensive marketing team, an extensive engineering group, and a major Internet marketing initiative, which involved creating a new, advanced web site. Beginning in May 1998, the executive team amended the strategic sales and marketing plan to include a series of non-financial products. The first products developed in this category were a real-time sports alert service and a general lifestyle service that provides daily updates on weather, horoscopes, lottery reports, ski and surf reports, headline news and top ten video rentals. During the quarter ending September 30, 1998, the Company finalized a series of marketing and sales objectives for these new products, which include launching the products at two major trade shows and on the Company's new advanced web site.

COST OF REVENUES AND GROSS MARGIN

The cost of revenues has increased from the six months ending September 30, 1997 to the six months ending September 30, 1998, due to the increase in net revenues. Cost of revenues represents the costs necessary to provide the services to customers and as more services are provided to more customers, the cost of providing those services increases. Examples of this type of cost are the costs to obtain data feeds from the exchanges, costs to maintain the Customer Service Department, and pager rental costs. The following tables show the net revenues, cost of revenues, and gross margin for the three months and six months ended September 30, 1998 and 1997:

                     Three Months Ended September 30,        Increase
                     --------------------------------  --------------------
                         1998              1997           $           %
                     -------------    ---------------  --------    --------

Net revenues            $509,121        $222,812       $286,309     128.5%
Cost of revenues         219,047         105,770        113,277     107.1%
Gross margin             290,074         117,042        173,032     147.8%

                     Six Months Ended September 30,          Increase
                     ------------------------------    --------------------
                         1998              1997           $           %
                     -------------    -------------    --------    --------

Net revenues          $1,096,656        $372,265       $724,391     194.6%
Cost of revenues         432,344         205,467        226,877     110.4%
Gross margin             664,312         166,798        497,514     298.3%

As can be noted from the tables, the increase in revenues has not resulted in a proportional increase in the cost of revenues. This is due to the fact that as the Company increases its revenues, economies of scale are achieved, and the Company operates more efficiently. In effect, each dollar of net revenues costs less to produce.

OPERATING EXPENSES

Operating expenses have increased from the prior year period. Operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. The following table illustrates the changes in these three categories of operating expenses:


                     Three Months Ended September 30,      Increase
                     -------------------------------- ---------------------
Description              1998               1997          $            %
-----------          -------------    --------------- ----------   --------

Research and
  development        $  224,135       $  171,261      $   52,874     30.9%
Sales and
  marketing             929,158          428,692         500,466    116.7%
General and
  administrative        856,081          804,614          51,467      6.4%
                     ----------       ----------      ----------    -----
     Totals          $2,009,374       $1,404,567      $  604,807     43.1%
                     ==========       ==========      ==========    =====

                     Six Months Ended September 30,         Increase
                     ------------------------------   ---------------------
Description              1998              1997          $            %
-----------          -------------    -------------   ----------   --------

Research and
  development        $  442,058       $  318,672      $  123,386     38.7%
Sales and
  marketing           1,909,556          815,640       1,093,916    134.1%
General and
  administrative      1,531,746        1,283,142         248,604     19.4%
                     ----------       ----------      ----------    -----
     Totals          $3,883,360       $2,417,454      $1,465,906     60.6%
                     ==========       ==========      ==========    =====

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenses are incurred by the Company's engineering offices located in Vancouver, B.C. Research and development expenses increased in both the quarter and six month periods ending September 30, 1998, when compared to the comparable periods ended September 30, 1997. This increase was due to the Company incurring costs for product development of new products, including Sports2go, RumorsX and InfoXtra (released in September 1998) and to develop enhancements for existing products.

Sales and marketing expenses consist of costs incurred to market the Company's products through media development, advertising in media such as television and financial publications, attendance at trade shows, and the costs required to develop an effective sales and marketing strategy. Also included in this category are costs for the maintenance of both an inside sales staff and an outside key account sales force. Sales and marketing costs have increased when compared with the same periods in the prior fiscal year. Prior to the current fiscal year, the Company's primary products were QuoteXpress and SplitXpress which were marketed through a direct sales force. Advertising was only in a limited number of publications, and a minimal number of employees were maintained in the marketing and sales departments. During the periods subsequent to September 30, 1997, and as is reflected in both the quarter and six month periods ending September 30, 1998, the Company hired additional marketing and sales staff, conducted market research, developed new sales and marketing materials for QuoteXpress and SplitXpress, and created sales and marketing materials for the new products, Sports2go, RumorsX, InfoXtra and Company News as well as SplitXpress and CommodityXpress. The web site for product sales and account maintenance was developed and the programming necessary for e-commerce was initiated. Television advertising was initiated and additional written publications were selected for advertising.
Development of promotional materials for two major trade shows was also completed.

General and administrative expenses are classified as costs incurred in the development and operation of the infrastructure of the organization. These consist of accounting, legal, rent, depreciation of Company fixed assets, utilities, and other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. General and administrative expenses have increased during both the quarter and six months ending September 30, 1998, when compared to the same periods in the prior year. The Company has grown considerably in the last year, and has moved to a larger facility, hired additional staff, and increased expenditures for utilities, and other costs related to increases in space and personnel. These additional expenditures resulted in an increase of 19% over the six months ending September 30, 1997, but only an increase of 6% over the comparable three month period in the previous year. In the three month period ending September 30, 1997, the Company was incurring costs related to a private placement, which partially offsets the increases in the current period mentioned above.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses consist of interest income, amortization of technology advance deferred revenue, and owners fees and associated interest income related to the sale of technology. The following table illustrates the changes in the other income (expense) account.

                    Three Months Ended September 30,  Increase (Decrease)
                    -------------------------------  ---------------------
Description             1998            1997             $           %
-----------         -------------   ---------------  ----------  ---------
Owner's fee-sales
 of technology       $(392,500)      $(392,500)      $      0         0%
Interest income
 sales of tech-
 nology                392,500         392,500              0         0%
Amortization of
 technology
 advance               115,977         166,869        (50,887)      (30%)
Interest income        122,287          80,391         41,896        52%
Miscellaneous           (7,996)        (42,222)       (34,221)      (81%)
                     ---------       ---------       --------       ----
     Totals          $ 230,268       $ 205,038       $ 25,230        12%
                     =========       =========       ========       ====

                    Six Months Ended September 30,   Increase (Decrease)
                    -----------------------------   ----------------------
Description             1998            1997             $           %
-----------         -------------   -------------   -----------  ---------
Owner's fee-sales
 of technology       $(785,000)      $(785,000)      $      0         0%
Interest income
 sales of tech-
 nology                785,000         785,000              0         0%
Amortization of
 technology
 advance               233,545         233,874           (324)        0%
Interest income        226,858         106,054        120,804       114%
Miscellaneous          (16,391)        (47,567)       (31,171)      (66%)
                     ---------       ---------       --------       ----
     Totals          $ 444,012       $ 292,361       $151,651        52%
                     =========       =========       ========       ====

As reflected in the above table, most other income (expense) items have remained relatively constant. The amortization of technology advances has decreased due to the application of the effective interest method of amortization on the balance. Interest income has increased due to an increase in the cash balance held on deposit as a result of the Private Placement which occurred in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a private placement during the quarter ending December 31, 1997. As a result of the private placement, the Company netted approximately $8,000,000. The Company also completed, during the six month period ending September 30, 1997, the sale of the QuoteXpress product which generated an up-front payment of approximately $1,300,000. The sources and uses of cash during the six month periods ending September 30, 1998 and 1997 were as follows:

                            Six Months Ended September 30,
                            ------------------------------
Product                         1998             1997           Change
-------                     ------------     -------------    -----------

Cash used in operating
 activities                 $(2,324,874)      $(1,589,531)    $   735,343
Cash used in investing
 activities                    (276,773)         (139,414)        137,359
Cash provided by financ-
 ing activities                  39,071         1,303,565      (1,264,494)
                            -----------       -----------     -----------
Net decrease in cash        $(2,562,576)      $  (425,380)    $(2,137,196)
                            ===========       ===========     ===========

As of September 30, 1998, the Company had cash and cash equivalents in the amount of $4,791,143. Working capital has decreased from $6,181,340 as of March 31, 1998, to $3,282,482 as of September 30, 1998, due in part to aggressive development of new products and increases in advertising of existing product lines. As of September 30, 1998, the Company had substantially reduced its advertising commitments for the next quarter now that it has achieved certain brand name recognition. There are no material commitments for capital expenditures. Management believes that it has adequate working capital for the next 12 months. The Company has a letter of credit with a bank in the amount of $200,000 and has obtained a credit line in the amount of $1,000,000.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the functioning of the programming code in computer systems as the Year 2000 approaches. The Year 2000 issues result from the inability of some computer programs to distinguish the year 1900 from the year 2000. Many computer programs and operating systems were written using two digits to define the applicable year rather than four digits. This means that any equipment containing computer programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some instances, this could result in system failures, disruption in operations and possible inaccuracies of data.

Phase I of the Company's Year 2000 initiative has been to substantially complete an inventory of all its IT and non-IT systems and equipment, and based on this inventory, review its IT and non-IT proprietary systems and contact its significant vendors to determine how their IT and non-IT products and services might be effected by the Year 2000 issues. The Company's review of its internal systems has resulted in the Company's determination that its proprietary IT and non-IT systems meet the compliance requirements of the Year 2000. Seventy-five percent of the Company's vendors have provided statements that their IT and non-IT systems are Year 2000 compliant. The Company continues to collect statements from the remaining twenty-five percent of its vendors.

The Company anticipates that there will be little or no Year 2000 issues and therefore little or no cost will be incurred therefrom. However, although compliance confirmation has been provided by seventy-five percent of the Company's vendors, and the remaining twenty-five percent have indicated that they are currently Year 2000 compliant, there can be no assurance that these vendors will not experience some level of Year 2000 issues that in some way may have an adverse effect on the Company's systems. The level of risk related to this occurrence has been assessed as very low. The Company's contingency plan in the event that an unforeseen Year 2000 issues should occur will be to change to another vendor that is Year 2000 compliant. For this reason, Phase II of the Company's Year 2000 initiative is to develop an inventory of back-up vendors for each vendor whose systems are currently used so that if a current vendor develops a Year 2000 issue, the back-up vendor may be called upon to provide services in accordance with Year 2000 compliance standards.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 11.1 - Statement Regarding Computation of Net Loss
          Per Share.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

     The Company filed Current Reports on Form 8-K dated July 17, 1998 and September 3, 1998, both of which reported information under Item 4 - Changes in the Registrant's Certifying Accountant.

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION



Date:   November 14, 1998           By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)



                                    By:/s/ William Mahan
                                       William Mahan, Chief Financial
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