Form 10KSB/A
period 1998-03-31
DATALINK SYSTEMS CORP /CA/
filed 1999-01-12
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB/A

                             AMENDMENT NO. 1 TO

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

As of May 18, 1998, 2,018,293 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $8,790,618.

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

 3.1     Certificate of Designations,         Filed herewith electronically
         Powers, Preferences and Rights
         of the Series A Convertible
         Preferred Stock.

 3.2     Certificate of Amendment to          Filed herewith electronically
         Articles of Incorporation

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

10.11    Application Software Purchase        Incorporated by reference to
         Agreement between Datalink Systems   Exhibit 10.1 to the Regis-
         Corporation and 605285 Ontario Ltd.  Form 8-K dated May 6, 1997

10.12    Management and Marketing Agreement   Incorporated by reference to
         between Datalink Systems Corpora-    reference to Exhibit 10.2
         tion and 6045285 Ontario Ltd.        to the Registrant's Form 8-K
                                              dated May 6, 1997

10.13    6% Secured Term Note                 Incorporated by reference to
                                              Exhibit No. 10.3 to the
                                              Registrant's Form 8-K dated
                                              May 6, 1997

21       Subsidiaries of the Registrant       Incorporated by reference to
                                              Exhibit 22 to the Registrant's
                                              Form 10-K dated March 31, 1997

23       Consent of BDO Seidman, L.L.P.       Filed electronically herewith

27       Financial Data Schedule              Previously filed

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

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Datalink Systems Corporation:

We have audited the accompanying consolidated balance sheets of Datalink Systems Corporation and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalink Systems Corporation and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, L.L.P.
BDO SEIDMAN, L.L.P.

San Jose, California
December 2, 1998

                         DATALINK SYSTEMS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                            March 31,
          ASSETS                                       1998          1997
CURRENT ASSETS:                                    -----------   -----------
  Cash and cash equivalents                        $ 7,353,719   $ 1,916,509
  Trade receivables (net of allowance for
   doubtful accounts of $9,800 in 1998
   and $1,500 in 1997)                                  65,241        49,685
  Other receivables                                        500         4,733
  Prepaid expenses                                      42,537         5,432
                                                   -----------   -----------
    Total current assets                             7,461,997     1,976,359

Property and equipment, net                            629,696       321,368
Other assets                                            23,625        14,741
                                                   -----------   -----------
    Total assets                                   $ 8,115,318   $ 2,312,468
                                                   ===========   ===========
          LIABILITIES
Current liabilities:
  Bank overdraft                                   $         -   $    21,521
  Accounts payable                                     236,469       131,188
  Accrued liabilities                                  300,450        93,024
  Deferred revenue                                     269,538             -
  Current portion of capital lease obligation           13,699             -
  Current portion of advances on technology sales      460,501       263,292
                                                   -----------   -----------
    Total current liabilities                        1,280,657       509,025

Advances on technology sales,
  net of current portion                             2,162,628     1,531,154
Obligations under capital leases,
  net of current portion                                62,640             -
                                                   -----------   -----------
    Total liabilities                                3,505,925     2,040,179
                                                   -----------   -----------
Commitments and contingencies (Notes 13 and 15)

          SHAREHOLDERS' EQUITY:
Convertible Preferred Stock: $.001 par value:
  Authorized: 5,000,000 convertible shares in 1998
   and 1997; issued and outstanding: 2,740,000 in
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

                       DATALINK SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years Ended March 31,
                                        --------------------------
                                             1998          1997
                                        ------------   -----------
     Revenue                             $   962,461   $   196,891

     Cost of revenue                        (530,545)     (159,058)
     Research and development               (755,080)     (544,585)
     Sales and marketing                  (2,133,635)   (1,023,492)
     General and administrative           (2,406,434)   (3,907,438)
     Other income (notes 5 and 11)           831,429       128,271
                                        ------------   -----------
           Net loss                       (4,031,804)   (5,309,411)

     Deemed dividends on preferred
      stock                               (8,083,000)            -
     Beneficial conversion feature
      of warrants in association
      with preferred stock                (2,624,000)            -
                                        ------------   -----------

           Net loss available to
            common shareholders         $(14,738,804)  $(5,309,411)
                                        ============   ===========

     Basic                              $      (7.53)  $     (3.01)
     Diluted                            $      (7.53)  $     (3.01)

     Shares used in per share
      calculation, Basic and
      Diluted                              1,958,622     1,763,638
                                        ============   ===========





















The accompanying notes are an integral part of these consolidated financial statements.

                        DATALINK SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      PREFERRED STOCK          COMMON STOCK      STOCK
ADDITIONAL
                  ------------------------ --------------------   SUB-
PAID
                     SHARES     AMOUNT       SHARES     AMOUNT  CRIPTION  IN
CAPITAL
                  -----------  ----------- ----------- -------- ---------
----------
Balance at
 3/31/1996                  -  $         -   1,453,501 $14,535  $271,049
$1,638,583
Common stock
 subscription
 exercised
 April, May
 1996, $7.50
 per share                  -            -      27,105     271  (271,049)
270,778
Shares issued
 April, May
 1996, $7.50
 per share                  -            -      35,933     359         -
296,641
Shares issued
 for finder's
 fee, May 1996,
 $7.50 per share            -            -     100,667   1,007         -
753,993
Shares repurchased
 in June 1996,
 $0.065 per share           -            -    (153,333) (1,533)        -
(8,467)
Shares issued for
 options exer-
 cised November
 1996, to Feb-
 ruary 1997, $20.00
 per share                  -            -       2,720      27         -
54,373
Debentures con-
 verted to shares
 (Note 6)                   -            -     240,000   2,400         -
3,397,600
Stock issued for
 public relations
 services, Febru-
 ary 1997, $10.00
 per share                  -            -      10,000     100         -
99,900
Compensation ex-
 pense for options
 granted (Note 9)           -            -           -       -         -
152,892
Note receivable,
 May 1996 (Note 14)         -            -     200,000   2,000         -
1,568,750
Note receivable
 amortization               -            -           -       -         -
   -
Stock issued for
 services, March,
 1997, $22.70 per
 share                      -            -       1,700      17         -
38,546
Compensation ex-
 pense                      -            -           -       -         -
72,188
Translation ad-
 justments                  -            -           -       -         -
   -
Net loss                    -            -           -       -         -
   -
                   ----------  -----------  ---------- -------  -------
-----------



Balance at
 3/31/1997                  -            -   1,918,293  19,183         -
8,335,777
Common Stock
 issued in ex-
 change for notes
 receivable
 8/20/1997                  -            -      10,000     100         -
99,900
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                  -            -     (10,000)   (100)        -
(99,900)
Peter Allard is-
 sued antidilu-
 tive shares
 11/15/1997                 -            -     100,000   1,000         -
1,000
Notes receivable
 issued to officer
 in exchange for
 preferred shares     280,000          280           -       -         -
1,049,720
 11/5/1997
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997          2,460,000        2,460           -       -         -
7,913,540
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                   -            -           -       -         -
2,329,000
Deemed dividends on
 Preferred Stock            -            -           -       -         -
8,083,000
Beneficial conver-
 sion for Peter
 Allard                     -            -           -       -         -
295,000
Translation adjust-
 ment                       -            -           -       -         -
   -
Amortization of
 Notes receivable           -            -           -       -         -
   -
Net loss                    -            -           -       -         -
   -
                   ----------  -----------  ---------- -------  -------
-----------
Balance at
 3/31/1998          2,740,000  $     2,740   2,018,293 $20,183        -
$28,007,037
                   ==========  ===========  ========== =======  =======
===========





The accompanying notes are an integral part of these consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                       ACCUMULATED        NOTES        TRANSLATION
                         DEFICIT        RECEIVABLE     ADJUSTMENT       TOTAL
                       -------------   ------------    -----------
-----------
Balance at
 3/31/1996             $ (1,626,195)   $         -     $  3,185      $
301,157
Common stock
 subscription
 exercised
 April, May
 1996, $7.50
 per share                        -              -            -
-
Shares issued
 April, May
 1996, $7.50
 per share                        -              -            -
297,000
Shares issued
 for finder's
 fee, May 1996,
 $7.50 per share                  -              -            -
755,000
Shares repurchased
 in June 1996,
 $0.065 per share                 -              -            -
(10,000)
Shares issued for
 options exer-
 cised November
 1996, to Feb-
 ruary 1997, $20.00               -              -            -
54,400
 per share
Debentures con-
 verted for shares
 (Note 7)                         -              -            -
3,400,000
Stock issued for
 public relations
 services, Febru-
 ary 1997, $10.00
 per share                        -              -            -
100,000
Compensation ex-
 pense for options
 granted                          -              -            -
152,892
Note receivable,
 May 1996 (Note 14)               -     (1,568,750)           -
2,000
Note receivable
 amortization                     -        479,340            -
479,340
Stock issued for
 services, March,
 1997, $22.70 per
 share                            -              -            -
38,563
Compensation ex-
 pense                            -              -            -
72,188
Translation ad-
 justments                        -              -      (60,840)
(60,840)
Net loss                 (5,309,411)             -            -
(5,309,411)
                       ------------   ------------    ---------
------------


Balance at
 3/31/1997               (6,935,606)    (1,089,410)     (57,655)
272,289
Common Stock
 issued in ex-
 change for notes
 receivable
100,000
 8/20/1997                        -              -            -
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                        -              -            -
(100,000)
Peter Allard is-
 sued antidilu-
 tive shares
 11/15/1997                       -              -            -
2,000
Notes receivable
 issued to officer
 in exchange for
 preferred shares
 11/5/1997                        -     (1,050,000)           -
-
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997                        -              -            -
7,916,000
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                (2,329,000)             -            -
-
Deemed dividends on
 Preferred Stock         (8,083,000)             -            -
-
Beneficial conver-
 sion for Peter
 Allard                    (295,000)             -            -
-
Translation adjust-
 ment                             -              -        3,732
3,732
Amortization of
 Notes receivable                 -        447,176            -
447,176
Net loss for the
 year                    (4,031,804)             -            -
(4,031,804)
                       ------------   ------------    ---------
------------
Balance at 3/31/1998   $(21,674,410)  $ (1,692,234)   $ (53,923)    $
4,609,393
                       ============   ============    =========
============









The accompanying notes are an integral part of these consolidated financial statements.

                      DATALINK SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED MARCH 31,
                                                  ------------------------
                                                     1998         1997
                                                  -----------  -----------
Cash flows from operating activities:
  Net loss                                        $(4,031,804) $(5,309,411)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Amortization of technology advance             (474,882)    (136,201)
      Depreciation and amortization                   570,631      537,413
      Common Stock issued in conjunction
        with anti-dilution agreement                    2,000         -
      Common Stock issued for services                      -    2,467,807
      Changes in operating assets and
        liabilities:
          Accounts receivable                         (15,556)     (33,623)
          Other current assets                        (38,599)       6,002
          Accounts payable and accrued
            liabilities                               291,186      129,015
          Deferred revenue                            269,538      (73,000)
                                                   ----------   ----------
            Net cash used in operating
              activities                           (3,431,486)  (2,411,998)
                                                   ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment                 (346,411)    (280,355)
  Deposits                                             (3,157)     (14,741)
                                                   ----------   ----------
            Net cash used in investing
              activities                             (349,568)    (295,096)
                                                   ----------   ----------
Cash flows from financing activities:
  Proceeds from sale of debentures                          -    2,000,000
  Proceeds from issuance of Common Stock                    -      351,400
  Net proceeds from the issuance of Preferred
   Stock                                            7,916,000            -
  Repurchase of Common Stock                                -      (10,000)
  Advance on technology fee                         1,303,565    1,924,647
  Payments on capital lease                            (5,301)           -
                                                   ----------   ----------
            Net cash provided by
              financing activities                  9,214,264    4,266,047
                                                   ----------   ----------
Net increase in cash and cash equivalents           5,437,210    1,558,953

Cash and cash equivalents, beginning
  of year                                           1,916,509      357,556
                                                   ----------   ----------
Cash and cash equivalents, end of year             $7,353,719   $1,916,509
                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        DATALINK SYSTEMS CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                 YEARS ENDED MARCH 31,
                                               ------------------------
                                                    1998         1997
                                                -----------  -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock in exchange
  for services performed                              --     $  855,000

  Issuance of stock option in exchange
  for services performed                              --        152,892

  Issuance of Common Stock in exchange
  for employee compensation                           --        110,751

  Common Stock issued in exchange for
  debentures exercised                                --      3,400,000

  Issuance of Common Stock in exchange
  for stock subscription                              --        271,049

  Foreign currency translation
  adjustment                                          --        (60,840)

  Common Stock issued in exchange for
  note receivable                                     --      1,568,750

  Preferred Stock issued in exchange for
  note receivable                             $1,050,000             --

  Equipment purchased with capital lease          81,640             --

  Common Stock issued in accordance with
  antidilution agreement                           2,000             --

  Beneficial conversion feature of warrants
  in association with Preferred Stock          2,329,000             --

  Beneficial conversion feature for
  Peter Allard                                   295,000             --

  Deemed dividends on Preferred Stock          8,083,000             --








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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. The Company places substantially all of its cash and cash equivalents in a demand deposit account with one bank and a financial services company.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables, and accounts payable.

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

2.  RECENT PRONOUNCEMENTS:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company believes that the adoption of SFAS 130 will have an immaterial impact on the financial statements. This Statement is effective for the Company's 1999 fiscal year.

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
                                            ========   ========

5.  SALES OF TECHNOLOGY:

Effective August 21, 1996, Datalink completed a transaction with a Canadian corporation (the Buyer) selling the Company's technology for cash and a note under the terms of a sales agreement (sales agreement). At closing Datalink received approximately $1,095,000, and an additional payment of approximately $1,095,000 was received November 1996, and a note for approximately $26,800,000. The note is due December 31, 2006 and bears interest at 8% per annum. The note is collateralized by the technology.

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

Datalink will receive an annual fee of 10% of "Direct Cost of Marketing, Distributing and Selling" technology related services, as defined in the Agreement, Datalink receives an exclusive worldwide right to use, modify and sub license the source code for the technology, including application software, intellectual property and documentation, Datalink has first right of refusal in the event the Buyer desires to transfer all or part of the application software,

The Buyer will receive, commencing January 1, 1997, an annual "owners fee" of $1,095,000, the owners fee to be applied as follows: pay accrued interest and the excess, if any; a) 60% of the remaining fee applied to the note balance, and b) 40% of the remaining fee paid in cash to the Buyer until the note is paid in full, Buyer will receive the "net revenue less owners fee payable," as defined in the Agreement, related to the technology sold to be applied as follow: a) 60% of the net revenue applied to the note balance, and b) 40% of the net revenue paid in cash to the Buyer until the note is paid in full.

After the note is paid, the "net revenue," as defined in the Agreement, related to the technology sold to be applied as follows:

40% of the net revenue paid in cash to the Buyer, and 60% retained by the Company.

Effective May 1997, the Company completed a transaction with a Canadian corporation selling certain other of the Company's technology for cash and a note. At closing, Datalink received approximately $2,900,000, and a note for approximately $10,100,000. The note is due December 31, 2006 and bears interest at 6% per annum. The note is collateralized by the technology. This transaction is accounted for in the same manner as the sale of technology agreement detailed above; both the $26,800,000 and the $10,100,000 notes receivable have not been recorded as it is not expected that the fees and revenues allocated to the buyer will be sufficient to service the notes receivable principal and interest payments due to Datalink.

The cash received by Datalink has been accounted for under the provisions of the Emerging Issues Task Force, 88-18: "Sales of Future Revenues" (EITF 88-18). It is expected that the owners fees and net revenue allocated to the buyer will not be sufficient to service the note receivable principle and interest payments due Datalink and as such the note has not been recorded.

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

6.  CONVERTIBLE DEBENTURES AND WARRANTS:

On June 27, 1996, The Company issued a convertible debenture of $130,000 during fiscal year 1997 as a finders fee which was exercisable into shares of Common Stock. The debenture was subsequently converted into 130,000 shares in October 1996. The Company recorded an expense of $1.17 million associated with the issuance.

The Company also issued a convertible debenture in the sum of $2 million which was subsequently converted into 100,000 shares. On July 1, 1996, the Company issued the same investor a warrant to purchase 100,000 shares of Common Stock at $25 per share exercisable at any time prior to July 1, 1998. During the year ended March 31, 1998, the warrants were repriced to $3.75 (post reverse split) per share.

The Common Stock issued under these agreements was issued pursuant to the exemption from registration under the Securities Act of 1933 (the Securities
Act) provided under Regulation S; the Company was a "Reporting Issuer" under the provisions of the Securities Act, as amended.

7.  CAPITAL LEASES:

The Company has entered into a leasing agreement for certain equipment used in the operation of the Company. The lease has been classified as a capital lease, and is for a five year term, with payments due monthly at an interest rate of 10.45% per annum. Payments, including interest in the initial three years of the lease are approximately $2,000 per month. During the last two years of the lease the payments are reduced to approximately $1,100 per month. The combined principal and interest portions being recognized under the capital lease for the next five years are as follows:

               Year ended March 31,
                    1999               $ 21,033
                    2000                 21,033
                    2001                 21,033
                    2002                 21,033
                    2003                 12,269
                                       --------
                Less imputed interest  $(20,062)
                                       --------
                                       $ 76,339
                                       ========

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

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
        -------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
        ----------     ----------        ----------     ----------
        $  980,000        2012           $  500,000        2002
         1,650,000        2013              800,000        2003
        ----------                       ----------
        $2,630,000                       $1,300,000
        ==========                       ==========

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                              MARCH 31,     MARCH 31,
                                                1998          1997
     Deferred tax assets:                     ----------    ---------
       Net operating loss carryforwards       $4,300,000    $520,000
       Less: valuation allowance              (4,300,000)   (520,000)
                                              ----------    --------
                                              $        -    $      -
                                              ==========    ========

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

On November 5, 1997, the Company completed the sale of units of the Company's Series A Convertible Preferred Stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million. Each unit consisted of 40,000 shares of Preferred Stock, par value $.001, and each share of Preferred Stock is now convertible into one share of Common Stock. Also included with each unit was a detachable Common Stock purchase warrant to purchase 20,000 shares of the Company's Common Stock at a purchase price of $5.00 per share.

On January 8, 1998, shareholders holding 10,582,523 shares (pre-split) of the Company's $.001 par value Common Stock (the "Common Stock"), and 1,415,580 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), signed written consents approving a one for ten (1 for 10) reverse split of the Company's outstanding Common Stock and an increase in the number of shares of Common Stock which may be acquired upon the exercise of options under the Company's 1996 Stock Option Plan from 300,000 to 500,000 after the reverse split. On January 8, 1998, there were 20,182,925 shares of Common Stock issued and outstanding, and 2,740,000 shares of Preferred Stock outstanding.

On January 15, 1998 the Board of Directors of the Company approved a 1 for 10 reverse stock split. The 1 for 10 reverse stock split was effected on February 9, 1998, and applied to all shareholders of record. Subsequent to the split the number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000, and the number of shares of Common Stock issued and outstanding was 2,018,293. All financial data and share data in this Form 10-KSB/A give retroactive effect to this split, unless otherwise indicated.

CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 2,740,000 have been designated as Series A Preferred Stock.

     DIVIDENDS: The holders of shares of Series A Preferred Stock shall be entitled to receive dividends, non-cumulative, out of any assets legally available therefor, ratably with any declaration or payment of any dividend with holders of the Common Stock or other junior securities of this Corporation, when as and if declared by the Board of Directors, based on the number of shares of Common Stock into which each share of its Series A Convertible Preferred Stock is then convertible. As of March 31, 1998, no dividends have been declared.

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

     CONVERSION: Each share of Preferred Stock, at the option of the holder, is convertible into one fully paid and non-assessable share of Common Stock. Conversion is automatic immediately commencing 18 months after the final closing of the Private Placement if the closing price of the Company's Common Stock equals or exceeds $10.00 per share for 30 consecutive trading days and a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock has been declared effective by the Securities and Exchange Commission.

     REDEMPTION:  The Series A Preferred Stock is not redeemable.

     VOTING RIGHTS: The holder of each share of Preferred Stock is entitled to one vote for each share of Common Stock into which each share of Series A Preferred Stock could be converted.

     DETACHABLE WARRANTS: The Company has granted the Series A Preferred Stock holders detachable warrants to purchase 1,370,000 shares of Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of initial closing of the offering at an exercise price of $5.00 per share and expire in November 2002. The warrants are subject to redemption by the Company upon 30 days' prior notice at $.50 per warrant commencing 18 months after the final closing, provided that the Warrants and the underlying common shares have been registered under the Securities Act and the Common Stock has traded at or above $12.50 per share for 30 consecutive trading days. In connection with the private placement, the placement agent received warrants to purchase 824,383 shares of Common Stock with an exercise price of $3.75.

The deemed dividends on the preferred stock of $8,083,000 and on warrants of $2,624,000 issued in conjunction with the private placement, reflect the beneficial conversion feature, which is the difference between the proceeds allocated to the preferred stock or warrants respectively, and the fair value of the preferred stock or warrants (assuming immediate conversion) upon issuance.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire Common Stock and/or the granting of stock appreciation rights to obtain, in cash or shares of Common Stock, the benefit of the appreciation of the value of shares of Common Stock after the grant date. The Company is currently authorized to issue up to 500,000 shares of Common Stock under the Plan. The Plan expires ten years after its adoption.

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

Activity under the 1996 Stock Incentive Plan through March 31, 1998 is as follows:

                                                                    WEIGHTED
                   SHARES      NUMBER                  AGGREGATE    AVERAGE
                  AVAILABLE      OF       PRICE PER     EXERCISE    EXERCISE
                  FOR GRANT    OPTIONS      SHARE         PRICE      PRICE
                 -----------  ---------  -----------   ----------   --------

Balance,
 3/31/1996                -           -            -            -         -
Authorized          300,000
Granted            (277,000)    277,000  $20.00-$40.00  $6,284,400   $22.40
Canceled              3,000      (3,000)     20.00         (60,000)   20.00
Exercised                 -      (2,720)     20.00         (54,400)   20.00
                  ---------   ---------                 ----------   ------

Balance,
 3/31/1997           26,000     271,280   20.00- 40.00   6,170,000    22.51
                  ---------   ---------                 ----------   ------
Options repriced                                        (3,838,151)    4.28

Authorized          200,000
Granted            (116,605)    116,605    2.79-  6.41     477,060     4.09
Canceled             56,530     (56,530)   4.00- 40.00  (1,282,600)   22.69
Exercised                 -           -
                  ---------   ---------                 ----------   ------
Balance,
 3/31/1998          165,925     331,355  $ 2.97-$20.00  $1,526,309   $ 4.61
                  =========   =========                 ==========   ======

The weighted average fair value of those options granted through March 31, 1998 and 1997 was $4.61 and $22.40, respectively. Options to purchase 198,632 and 139,866 shares were exercisable with a weighted average exercise price of $4.97 and $21.30 at March 31, 1998 and 1997 respectively. Effective August 18, 1997, the Board of Directors repriced the employee options to $4.00 to $4.40 per option share.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company has reserved 224,622 shares of its $.01 par value Common Stock for issuance to eligible persons under this plan. Stock granted under this plan are subject to a purchase option that expires over a five year period at the original issuance price.

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

                                            1998               1997
          Net loss available to         -------------      -----------
           common shareholders
            As reported                 $(14,738,804)      $(5,309,411)
            Pro forma                    (15,551,523)       (5,938,181)
          Net loss per share
            As Reported, Basic
              and Diluted                     (7.53)             (3.01)
            Pro forma, Basic
              and Diluted                     (7.94)             (3.37)

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

The following table summarizes the stock options outstanding at March 31, 1998:

                                                             OPTIONS
             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------    -----------    --------   -----------  --------

MARCH 31, 1998

$ 1.00-$ 3.00       5,000         6.0        $ 2.89              0    $    0
$ 3.01-$ 4.00     109,665         7.4          3.80         22,178      3.99
$ 4.01-$ 5.00     203,750         8.4          4.46        166,656      4.40
$ 5.01-$ 6.00       3,240         6.5          6.00          2,440      6.00
$ 6.01-$ 7.00       2,000          .8          6.41              0         0
$ 7.01-$10.00           0           0             0              0         0
$10.01-$20.00       7,700           0         20.00          7,558     20.00
                  -------         ---        ------        -------    ------
                  331,355         7.8        $ 4.61        198,632    $ 4.97
                  =======         ===        ======        =======    ======

10.  REVENUE:

The Company has sales to customers in both Canada and the U.S. Revenue from Canadian Sales totaled $103,340 and $122,526 and sales from United States customers totaled $859,121 and $74,365 in 1998 and 1997, respectively.

11.  OTHER INCOME:

Other Income (expense) consists of the following items:

                                             YEAR ENDED
          DESCRIPTION                   1998            1997
          ---------------------     ------------     ----------
          Owners fee sale           $(1,570,000)     $(273,750)
          of technology

          Interest on note from       1,570,000        273,750
          sale of technology

          Amortization of               474,882        136,201
          technology advance

          Interest income               367,436        136,070

          Miscellaneous                 (10,889)      (144,000)
                                    -----------      ---------
          Total other income        $   831,429      $ 128,271
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
                                        ===========   ===========

Options and convertible securities covering 5,666,107 shares in 1998, and 362,360 shares in 1997 were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

The note, together with interest accrued thereon has been incorporated as a contra-equity account. The note plus interest is being amortized over the period of the contract as employment. Consequently, in the years ended March 31, 1998 and 1997, expense of $585,044 and $479,340 has been recorded as compensation expense.

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

15.  COMMITMENTS AND CONTINGENCIES:

The Company has a letter of credit agreement with Union Bank of California as condition of its pager rental agreement in the amount of $200,000. Borrowings under the letter of credit bear interest at prime plus 2% and requires a compensating balance to be on deposit at the bank of $200,000. The letter of credit expires February 1, 1999, and is renewable. There were no amounts outstanding under this arrangement as of March 31, 1998 or March 31, 1997.

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 11, 1999           DATALINK SYSTEMS CORPORATION


                                  By:/s/ Anthony N. LaPine
                                     Anthony N. LaPine
                                     Chief Executive Officer,
                                     President and Chairman of the Board