Form 10QSB
period 1998-12-31
DATALINK SYSTEMS CORP /CA/
filed 1999-02-16
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 1998


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

                           Yes [ X ]   No [   ]


There were 2,157,779 shares of the Registrant's Common Stock outstanding as of December 31, 1998.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                          DATALINK SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 1998 and March 31, 1998                        3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three months ended
         December 31, 1998 and 1997, and the nine months
         ended December 31, 1998 and 1997                            4

     c.  Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1998 and 1997        5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          14
ITEM 2.  CHANGES IN SECURITIES.                                      14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        14
ITEM 5.  OTHER INFORMATION.                                          14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                           14

                                EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                          DATALINK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 31,         March 31,
                                         1998               1998
                                      (unaudited)
                                      -----------       -------------
     ASSETS

Current assets:
  Cash and cash equivalents           $  3,957,351       $  7,353,719
  Trade receivables                         57,491             65,241
  Other receivables                          5,264                500
  Prepaid expenses                          69,810             42,537
                                      ------------       ------------
     Total current assets                4,089,916          7,461,997

Property and equipment, net                752,494            629,696
Other assets                                54,791             23,625
                                      ------------       ------------
     Total assets                     $  4,897,201       $  8,115,318
                                      ============       ============

     LIABILITIES

Current liabilities:
  Accounts payable                    $    688,911       $    236,469
  Accrued liabilities                      164,012            300,450
  Current portion of capital
   lease obligation                         13,664             13,699
  Current portion of advance
   on technology sales                     439,547            460,501
  Deferred revenue                         356,297            269,538
                                      ------------       ------------
     Total current liabilities           1,662,431          1,280,657

Obligation under capital lease,
 net of current portion                     51,389             62,640
Advances on technology sales, net
 of current portion                      1,835,706          2,162,628
                                      ------------       ------------
     Total Liabilities                   3,549,526          3,505,925

    SHAREHOLDERS' EQUITY
Convertible Preferred stock                  2,616              2,740
Common stock                                21,577             20,183
Additional paid-in capital              28,070,831         28,007,037
Foreign currency translation
  adjustment                               (85,724)           (53,923)
Notes receivable                        (1,373,599)        (1,692,234)
Accumulated deficit                    (25,288,026)       (21,674,410)
                                      ------------       ------------
     Total shareholders' equity          1,347,675          4,609,393
                                      ------------       ------------
     Total liabilities and
      shareholders' equity            $  4,897,201       $  8,115,318
                                      ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DATALINK SYSTEMS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                             Three Months Ended           Nine Months Ended
                                December 31,                 December 31,
                           1998            1997          1998          1997
                        -----------   -------------  ------------  -------------

Revenue                 $  561,414    $    271,367   $ 1,658,070   $    643,632
Cost of revenue           (204,771)       (136,515)     (637,115)      (341,982)
Research and develop-
 ment                     (153,023)       (201,652)     (595,082)      (520,325)
Sales and marketing       (625,366)       (536,185)   (2,534,922)    (1,351,825)
General and adminis-
 trative                  (621,215)       (493,737)   (2,152,961)    (1,776,879)
Other income (Note 3)      204,381         242,724       648,394        535,086
                        ----------    ------------   -----------   ------------
     Net loss           $ (838,580)   $   (853,998)  $(3,613,616)  $ (2,812,293)

Deemed dividends on
  Preferred stock                       (8,083,000)                  (8,083,000)

Beneficial conversion
Feature of warrants in
association with
Preferred stock                         (2,624,000)                  (2,624,000)
                        ----------    ------------   -----------   ------------
Net loss
Available to common
Shareholders            $ (838,580)   $(11,560,998)  $(3,613,616)  $(13,519,293)
                        ==========    ============   ===========   ============

Net loss, per above     $ (838,580)   $   (853,998)  $(3,613,616)  $( 2,812,293)

Other Comprehensive
Income (Loss) -
Translation                (36,039)         (4,761)      (31,801)        13,798
                        ----------    ------------   -----------   ------------
Comprehensive Loss      $ (874,619)   $   (858,759)  $(3,645,417)  $( 2,798,495)
                        ==========    ============   ===========   ============

Net loss per share:
 Basic                  $    (0.41)   $      (5.93)  $     (1.78)  $      (6.99)
 Diluted                $    (0.41)   $      (5.93)  $     (1.78)  $      (6.99)

Shares used in per
 share calculations,
 basic and diluted       2,039,701       1,950,901     2,031,873      1,934,111
                        ==========    ============   ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                          DATALINK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                       Nine Months Ended
                                                         December 31,
                                                     1998           1997
                                                 ------------   ------------
Cash flows from operating activities:
 Net loss                                        $(3,613,616)   $(2,812,293)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation and amortization                     127,490         79,882
   Foreign currency translation adjustment           (31,801)        13,798

   Amortization of technology advances              (347,876)      (354,444)
   Amortization of notes receivable                  318,635        346,431
 Changes in assets and liabilities:
   Accounts and other receivables                      2,986        (18,938)
   Prepaid and other assets                          (27,273)       (28,155)
   Accounts payable and accrued liabilities          334,180        164,240
   Deferred revenue                                   86,759        113,683
                                                 -----------   ------------
     Net cash used in operating activities        (3,150,516)    (2,495,796)
                                                 -----------   ------------
Cash used in investing activities:
 Acquisition of fixed assets                        (250,288)      (259,541)
 Deposits                                            (31,166)       (13,860)
                                                 -----------   ------------
     Net cash used in investing activities          (281,454)      (273,401)
                                                 -----------   ------------
Cash flows from financing activities:
  Issuance of preferred stock                                     9,226,000
  Offering expenses, sale of
    Preferred stock                                              (1,309,000)
  Payments on capital leases                         (11,286)        (2,093)
  Proceeds from sale of common stock                  46,888
  Advances on technology fee                                      1,303,565
                                                 -----------   ------------
     Net cash provided by financing
      activities                                      35,602      9,218,472
                                                 -----------   ------------
Net increase (decrease)in cash and
  cash equivalents                                (3,396,368)     6,449,275
Cash and cash equivalents, beginning
 of period                                         7,353,719      1,916,509
                                                 -----------   ------------
Cash and cash equivalents, end of period         $ 3,957,351   $  8,365,784
                                                 ===========   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Preferred stock issued in exchange for
    Notes receivable                             $    --       $  1,050,000
                                                 ===========   ============
  Equipment exchanged for capital lease          $    --       $     81,640
                                                 ===========   ============
  Common Stock exchanged for accrued expenses    $    18,176   $       --
                                                 ===========   ============
  Common Stock exchanged for Preferred Stock     $       124   $       --
                                                 ===========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Formation and Business of the Company

Datalink Systems Corporation (the "Company") was established in 1993 to deliver personalized financial and lifestyle information to wireless devices. The Company developed technology that combines real-time data feeds, and Internet and wireless communications to provide customized information services to wireless devices such as pagers and digital cellular phones. The Company web site and customer support team both provide account maintenance services that enable subscribers to customize the types of information alerts they receive. All services are marketed from an e-commerce enabled web site as well as through direct and indirect re-seller distribution channels.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB-A for the year ended March 31, 1998. Per SFAS 130, Reporting Comprehensive Income, all changes in equity except those resulting from investments by owners and distributions to owners should be reported in comprehensive income. Accordingly, the Company has included its foreign translation adjustment in the statement of comprehensive loss for the respective periods.

3.  Other Income

Other income consists of the following items:

                           Three Months Ended       Nine Months Ended
                              December 31,             December 31,
                        ----------------------    ----------------------
Description                1998        1997         1998         1997
-----------             ----------   ---------   ------------  ------------
Owners fee sale of
 technology             $(392,500)   $(392,500)   $(1,177,500) $(1,177,500)

Interest on note from
 sales of technology      392,500      392,500      1,177,500    1,177,500

Amortization of tech-
 nology advance           114,331      120,570        347,881      354,444

Interest income            98,286      122,837        325,145      228,891

Miscellaneous expenses     (8,236)        (683)       (24,632)     (48,249)
                        ---------    ---------   ------------  -----------
Total other income
                        $ 204,381    $ 242,724    $   648,394  $   535,086
                        =========    =========    ===========  ===========

4.  Calculations of Net Loss per share

                           Three Months Ended           Nine Months Ended
                              December 31,                 December 31,
                            1998         1997          1998           1997
                        ------------  ------------  -----------   ------------

Weighted average common
 shares outstanding for
 the period               2,039,701     1,950,901     2,031,873     1,934,111

Shares used in per
 share calculations       2,039,701     1,950,901     2,031,873     1,934,111

Net loss available to   $  (838,580) $(11,560,998)  $(3,613,616) $(13,519,293)
 common shareholders    ===========   ===========   ===========  ============

Net loss per share      $     (0.41) $      (5.93)  $     (1.78) $      (6.99)



Calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Basic and diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 5,328,930 and 5,233,639 as of December 31, 1998 and 1997, respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue increased from $271,367 and $643,632 in the three and nine month periods ended December 31, 1997 to $561,414 and $1,658,070 in the three and nine month periods ended December 31, 1998. The increase in revenues is due principally to development of new products along with sales and marketing strategies designed to capture new business through both direct and indirect sales channels utilizing sales personnel and extensive print and media advertising.

                         Net Revenues for the Three
                          Months Ended December 31,
                        ----------------------------
Product                    1998              1997         Increase
-------                 ----------        ----------     ----------

QuoteXpress             $  289,808        $  216,965     $   72,843
SplitXpress                231,770            53,723        178,047
CommodityXpress             19,739                 0         19,739
Other                       20,097               679         19,418
                        ----------        ----------     ----------

     Totals             $  561,414        $  271,367     $  290,047
                        ==========        ==========     ==========

                          Net Revenues for the Nine
                          Months Ended December 31,
                        ----------------------------
Product                    1998              1997          Increase
-------                 ----------        ----------      ----------

QuoteXpress             $  787,425        $  546,688      $  240,737
SplitXpress                792,263            95,703         696,560
CommodityXpress             53,537                 0          53,537
Other                       24,845             1,241          23,604
                        ----------        ----------      ----------

     Totals             $1,658,070        $  643,632      $1,014,438
                        ==========        ==========      ==========

In the later part of 1997, the Company recruited personnel to refine and execute the Company's marketing and sales plan. These individuals developed a sales and marketing strategy which identified key markets and business opportunities, and which required development of additional sophisticated financial information products. The sales and marketing strategy provided for the use of a direct sales channel utilizing extensive print and media advertising together with an inside sales call center and world wide web site to solicit subscriptions to the Company's services directly from consumers.
In addition, an indirect sales channel initiative was launched which involves developing joint marketing alliances with various wireless carriers, information service providers, Internet companies and retail stores to market and sell the Company's services as value added to the products and services provided by the alliance company.

In early 1998, an extensive advertising campaign involving direct mail, television and print advertisements was implemented to promote the direct sales channel marketing initiative. In May 1998, the Company recognized a need to develop a series of non-financial products relating to life style. Among these products are a real-time sports alert service, a general lifestyle service providing updates on weather, horoscopes, ski and surf reports, winning lottery numbers, and other information. The Company also launched a major Internet marketing initiative providing on-line capabilities for sales and account maintenance of these new products along with the financial products.

The new lifestyle products were introduced in the Fall of 1998, about the time the US financial markets were negatively impacted by a stock market correction. A decrease in new financial product sales at that time caused the Company to reassess its marketing plan and it was determined that the costs of continuing to acquire additional customers through direct sales, driven principally by extensive media and print advertising, was not cost effective. While continuing to promote and sell products through the direct channel marketing model, the Company is engaging in an indirect channel strategy for marketing its services.

COST OF REVENUES AND GROSS MARGIN

The cost of revenues has increased from the three and nine month periods ended December 31, 1997, due to the increase in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers.
As more services are provided to more customers, the cost of providing these services also increases. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental and airtime, and certain telephone costs. The following tables show the net revenues, cost of revenues, and gross margin for the three months and nine months ended December 31, 1998 and 1997:

                     Three Months Ended December 31,        Increase
                     --------------------------------  --------------------
                         1998              1997           $           %
                     -------------    ---------------  --------    --------

Net revenues           $561,414          $271,367      $290,047     106.9%
Cost of revenues        204,771           136,515        68,256      50.0%
Gross margin            356,643           134,852       221,791     164.5%


                     Nine Months Ended December 31,         Increase
                     ------------------------------  ----------------------
                         1998              1997           $           %
                     -------------    -------------  ----------    --------

Net revenues          $1,658,070        $643,632     $1,014,438     157.7%
Cost of revenues         637,115         341,982        295,133      86.3%
Gross margin           1,020,955         301,650        719,305     238.5%

As can be noted from the tables, the increase in revenues has not resulted in a proportional increase in the cost of revenues. This is due to the economies of scale, as some portions of costs are relatively fixed and do not increase in proportion to revenues.

OPERATING EXPENSES

Operating expenses have increased overall from the prior year periods. The Company classifies operating expenses into three major categories: research and development, sales and marketing, and general and administrative. The tables shown below summarize the changes in these three categories of operating expenses:

                     Three Months Ended December 31,   Increase (Decrease)
                     -------------------------------- ---------------------
Description              1998               1997          $            %
-----------          -------------    --------------- ----------   --------

Research and
  development         $  153,023         $  201,652   $  (48,629)   (24.2%)
Sales and
  marketing              625,366            536,185       89,181     16.7%
General and
  administrative         621,215            493,737      127,478     25.9%
                      ----------         ----------   ----------    -----
     Totals           $1,399,604         $1,231,574   $  168,030     13.7%
                      ==========         ==========   ==========    =====

                     Nine Months Ended December 31,         Increase
                     ------------------------------   ---------------------
Description              1998              1997          $            %
-----------          -------------    -------------   ----------   --------

Research and
  development        $  595,082       $  520,325      $   74,757     14.4%
Sales and
  marketing           2,534,922        1,351,825       1,183,097     87.6%
General and
  administrative      2,152,961        1,776,879         376,082     21.2%
                     ----------       ----------      ----------    -----
     Totals          $5,282,965       $3,649,029      $1,633,936     44.8%
                     ==========       ==========      ==========    =====

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. While research and development costs increased in the nine month period due principally to the costs related to new product development including CompanyNewsX, Sports2Go, RumorXpress, InfoXtra and InfoSampler, most of these increased costs were incurred prior to the last quarter. Research and development enjoyed a small decrease in the last quarter due primarily to a reduction in engineering personnel.

Sales and marketing expenses consist of costs incurred to develop marketing programs to market the Company's products, including costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development, advertising in media such as television and printed financial publications and the related overhead, and web site development and maintenance. These costs also include the expense of an inside sales staff and outside key account sales force, and an inside customer support call center. These sales and marketing expenses have increased from prior year periods, although the nine month increase is substantially higher both in dollars and percentage than the three month increase because the increased investment in sales and marketing was primarily initiated during the quarter ended December 31, 1997. Also, sales and marketing expenses have actually decreased substantially in the quarter ended December 31, 1998 from the previous quarter ended September 30, 1998 due primarily to a phase down of advertising and public relations expenditures. Over the course of the last twelve months, the Company hired additional marketing and sales personnel, conducted market research, developed new sales and marketing materials for all products, including materials for the new products, Sports2Go, RumorXpress, InfoXtra, CompanyNewsX and the InfoSampler.

Media and print advertising materials and advertising placement were increased substantially, although these costs have been substantially reduced in the quarter ended December 31, 1998 due to the Company's decision to discontinue the extensive media and print advertising at this time. Other increases were expenditures related to the development of the Company's web site for product sales and account maintenance, which was considered necessary for e-commerce, development of collateral for trade shows and the initiation of the Company's retail marketing and sales effort through retail stores selling wireless hardware and airtime.

General and administrative expenses are classified as costs incurred in the development and operation of the infrastructure of the Company. These costs consist of rent, insurance, legal, accounting and audit, depreciation expenses, general management personnel and other overhead related expenses. These expenses tend to be higher in relation to revenues than expected due several factors including the costs related to Datalink being a publicly held corporation, competition for qualified professional personnel in the Silicon Valley, and the developing nature of the business. Additionally, general and administrative costs include non-cash, note amortization expenses of approximately $318,000 and $346,000 in the nine month periods ended December 31, 1998 and 1997, respectively. General and administrative expenses have increased in the quarter and nine month periods from the prior year periods due to growth related expenses including larger office facilities in San Jose, additional staff including a Director of Human Resources and a full time Chief Financial Officer, and overhead related to the increase in Company operations.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses consist primarily of interest income from invested cash, amortization of deferred revenue from technology sales advances), and the owners fees and associated interest income related to the sale of technology. The following tables show the changes in the other income (expense) account.


                    Three Months Ended December 31,  Increase (Decrease)
                    -------------------------------  ---------------------
Description             1998            1997             $           %
-----------         -------------   ---------------  ----------  ---------
Owner's fee-sales
 of technology       $(392,500)      $(392,500)      $      0         0%
Interest income
 sales of tech-
 nology                392,500         392,500              0         0%
Amortization of
 technology
 advance               114,331         120,570         (6,239)       5.2%
Interest income         98,286         122,837        (24,551)     (20.0%)
Miscellaneous           (8,236)           (683)        (7,553)    (110.6%)
                     ---------       ---------       ---------    --------
     Totals          $ 204,381       $ 242,724       $(38,343)     (15.8%)
                     =========       =========       =========    ========

                    Nine Months Ended December 31,   Increase (Decrease)
                    -----------------------------   ----------------------
Description             1998            1997             $           %
-----------         -------------   -------------   -----------  ---------
Owner's fee-sales
 of technology       $(1,177,500)   $(1,177,500)    $    0           0%
Interest income
 sales of tech-
 nology                1,177,500      1,177,500          0           0%
Amortization of
 technology
 advance                 347,881        354,444        (6,563)      (1.9%)
Interest income          325,145        228,891        96,254       42.1%
Miscellaneous            (24,632)       (48,249)       23,617      (49.0%)
                     -----------    -----------     ---------       -----
     Totals          $   648,394    $   535,086     $ 113,308       21.2%
                     ===========    ===========     =========       =====

As shown in the above tables, other income (expense) remain relatively constant at this time. The amortization of the technology advances decreases due to the application of the effective interest method of amortization on the balance. As a result of the Private Placement which occurred in November 1997, interest income (from invested cash) has increase in the nine month period over the prior year period. Due to the usage of cash in operations subsequent to the placement, interest income has decreased in the three month period ended December 31, 1998 from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a private placement of preferred stock during the quarter ended December 31, 1997 which netted approximately $8,000,000 in new funds. The Company also completed the sale of the QuoteXpress technology during the nine months ended December 31, 1997, which generated an up-front payment of approximately $1,300,000. Sources and uses of cash during the nine month periods ended December 31, 1998 and 1997 were as follows:

                            Nine Months Ended December 31,
                            ------------------------------
Product                         1998             1997           Change
-------                     ------------     -------------    -----------

Cash used in operating
 activities                 $(3,150,516)     $(2,495,796)     $  (654,720)
Cash used in investing
 activities                    (281,454)        (273,401)          (8,053)
Cash provided by financ-
 ing activities                  35,602        9,218,472       (9,182,870)
                            -----------       ----------      -----------
Net increase (decrease)
 in cash                    $(3,396,368)      $6,449,275      $(9,845,643)
                            ===========       ==========      ===========

As of December 31, 1998, the Company had cash and cash equivalents amounting to $3,957,351, exclusive of reserves on deposit with our merchant bank of $46,304, which reserves are not immediately available for usage. Working capital decreased from $6,181,340 as of March 31, 1998, to $2,427,484 at December 31, 1998, due in part to funds invested in development of new products and aggressive media and print advertising campaigns. Additionally, the Company has not yet generated sufficient revenues to defray costs associated with continued product support and development, marketing and sales costs and administrative expenses.

As previously mentioned, a change in focus from direct channel marketing with its attendant requirement of extensive advertising expenditures to development of indirect channel marketing processes through suppliers and providers of pagers and paging services, digital wireless phones and other related services, along with our web based affiliate programs, should result in a reduction of sales and marketing expenses in future periods. As of December 31, 1998, the Company has no ongoing advertising commitments, and there are no material commitments for capital expenditures. Management believes that it has adequate working capital for the next 12 months. The Company has a letter of credit with a bank in the amount of $200,000, and has obtained a credit line in the amount of $1,000,000.

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

Phase I of the Company's Year 2000 initiative has been to substantially complete an inventory of all its IT and non-IT systems and equipment, and based on this inventory, review its IT and non-IT proprietary systems and contact its significant vendors to determine how their IT and non-IT products and services might be effected by the Year 2000 issues. The Company's review of its internal systems has resulted in the Company's determination that its proprietary IT and non-IT systems meet the compliance requirements of the Year 2000. Eighty percent of the Company's vendors have provided statements that their IT and non-IT systems are Year 2000 compliant. The Company continues to collect statements from the remaining twenty percent of its vendors.

The Company anticipates that there will be little or no Year 2000 issues and therefore little or no cost will be incurred therefrom. However, although compliance confirmation has been provided by eighty percent of the Company's vendors, and the remaining twenty percent have indicated that they are currently Year 2000 compliant, there can be no assurance that these vendors will not experience some level of Year 2000 issues that in some way may have an adverse effect on the Company's systems. The level of risk related to this occurrence has been assessed as very low. The Company's contingency plan in the event that an unforeseen Year 2000 issues should occur will be to change to another vendor that is Year 2000 compliant. For this reason, Phase II of the Company's Year 2000 initiative is to develop an inventory of back-up vendors for each vendor whose systems are currently used so that if a current vendor develops a Year 2000 issue, the back-up vendor may be called upon to provide services in accordance with Year 2000 compliance standards.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 1998 the Company held its annual meeting of shareholders. The meeting took place at the Company offices. The record date for the meeting was set as of the close of business on November 9, 1998. As of that date there were 2,033,699 shares of the Company's common stock outstanding and 2,739,973 shares of Series A convertible preferred stock outstanding. The two items voted on at the meeting were the election of directors and the ratification of the appointment of the Company's auditors.

The results of the voting for the election of directors is as follows:

Anthony N PaPine, Chairman, 2,521,279 shares for and 18,092 shares withheld; Marshall Geller, 2,521,966 shares for and 17,405 shares withheld, Frederick M. Hoar, 2,521,966 shares for and 17,405 shares withheld, David Ladd, 2,521,966 shares for and 17,405 shares withheld, and Robert Priddy, 2,521,966 shares for and 17,405 shares withheld. All the above were elected as directors of the Company.

The appointment of BDO Seidman LLP as the Company's auditors was ratified with 2,411,208 shares for, 8,069 shares against and 2,328 shares abstaining.


ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  None


                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION



Date:   February 15, 1999           By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


                                    By:/s/ William Mahan
                                       William Mahan, Chief Financial
                                       Officer (Principal Financial Officer)

                              INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        -------------------------


  27.     Financial Data Schedule              Filed herewith electronically