Form 10KSB/A
period 1998-03-31
DATALINK SYSTEMS CORP /CA/
filed 1999-05-20
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB/A

                             AMENDMENT NO. 2 TO

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

     On January 15, 1998 the Board of Directors of the Company approved a 1 for 10 reverse split of the Company's Common Stock. The 1 for 10 reverse split of the Common Stock was effected on February 9, 1998. Although the number of shares of Preferred Stock outstanding was not affected by the reverse split, after giving effect to the reverse split the number of shares of Common Stock issued and outstanding was 2,018,293. The number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000. All financial data and share data in this Form 10-KSB give retroactive effect to this reverse split, unless otherwise indicated.

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

     16. PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The potential exists, therefore, that Preferred Stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders. As of March 31, 1998, there were 2,740,000 shares of Preferred Stock outstanding convertible into 2,740,000 shares of Common Stock.

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

     Initially, one-way alphanumeric paging will be primarily utilized for wireless delivery, with other wireless data services including two-way messaging and PCS and digital cellular short message service being supported as these technologies are rolled out. The Company re-leases alphanumeric pagers and airtime from a nationwide paging carrier and collects a one-time activation fee for initiating the paging service.

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

     MESSAGEX. MexxageX allows anyone with Internet access to send text messages directly to a MessageX user's alphanumeric pager or PCS phone. The sender does not need to know complex account numbers, PIN numbers or access codes. By eliminating the requirement of the sender to know PIN numbers or carrier specific message sending details, MessageX greatly simplifies the process of sending messages to users of PCS phones or pagers. All the sender needs to know is the MessageX user's e-mail address. MessageX uses proprietary patent pending technology developed by Datalink.

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

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          QUARTER ENDED             HIGH BID         LOW BID
          ------------------        --------         -------
          June 30, 1996              $40.00           $30.00
          September 30, 1996         $21.25           $21.25
          December 31, 1996          $30.125          $25.00
          March 31, 1997             $21.88           $20.00

          June 30, 1997              $25.62           $ 3.12
          September 30, 1997         $ 5.80           $ 2.60
          December 31, 1997          $ 9.40           $ 3.45
          March 31, 1998             $ 6.13           $ 2.50

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

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     Net sales increased from $196,891 in 1997 to $962,461 in 1998. The net increase in sales is due to the development of a sales and marketing strategy, the release of new products, and the development of an effective direct sales force. The Company was a development stage company prior to the current fiscal year, and as such was in the process of developing a sales and marketing strategy, establishing a market presence, developing and refining products and creating and developing a direct sales force. The following table illustrates the comparative sales of products by product type for each of the last two years. Service activation fees are included in the revenue amounts below.


                    NET SALES FOR THE   FISCAL YEAR ENDED
       PRODUCT        MARCH 31, 1998     MARCH 31, 1997     INCREASE

QuoteXpress              $786,974           $196,891        $590,083
SplitXpress               166,700                  0         166,700
CommoditiesXpress           7,085                  0           7,085
Other                       1,702                  0           1,702
                         --------           --------        --------

Totals                   $962,461           $196,891        $765,570

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

                    Years Ended March 31,                Increase
                    1998            1997              $            %
                  --------         -------         -------       ------

Net sales         $962,461         $196,891        $765,570       388.8%
Cost of revenues  $530,545         $159,058        $371,487       233.6%
Gross margin      $431,916         $  37,833       $394,083      1041.6%

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

                           YEAR ENDED MARCH 31,        INCREASE (DECREASE)
DESCRIPTION                1998            1997            $            %
-----------              ----------     ----------     -----------    -----

Research and
Development              $  755,080     $  544,585     $   210,495     38.7%

Sales and
Marketing                 2,133,635      1,023,492       1,110,143    108.5%

General and
Administrative            2,406,434      3,907,438      (1,501,004)   (38.4)%
                         ----------     ----------     -----------    -----
Totals                   $5,295,149     $5,475,515     $  (180,366)   ( 3.3)%

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

     General and administrative expenses are classified as costs incurred in the development and operation of the infrastructure of the organization.
These consist of accounting costs, legal costs, rent, depreciation of Company fixed assets, utilities and other overhead related costs. Also included in this category are salaries of all administrative personnel, and the recruitment costs necessary to obtain those individuals. Costs associated with this category have decreased during the fiscal year ended March 31, 1998 when compared to the fiscal year ended March 31, 1997. This change is due to the fact that the Company incurred considerable costs when the administrative function was being established in the fiscal year 1997, which amounted to approximately $2,400,000. These costs were of a one-time nature and included providing equity related incentives in exchange for services of approximately $2,255,000 and approximately $153,000 in the issuance of stock options in exchange for services performed. Of the approximately $2,255,000 recognized during fiscal year 1997 in conjunction with providing equity related incentives in the establishment of the administrative function, approximately $2,155,000 was for finder's fees, and $100,000 for public relations. The reduction in equity related incentives from 1997 to 1998 has been partially offset due to the fact that the Company has grown considerably in the last year, and has moved to a larger facility, hired additional staff and increased expenditures for utilities and other costs related to increases in space and personnel.

     Bad debt expense has increased during the fiscal year. Bad debt expense was approximately $32,000 and $1,500 for the years ended March 31, 1998 and 1997, respectively. The increase in bad debts was due primarily to the fact that during 1998 net sales have increased 388% over the prior year. Additionally, the Company was developing the credit and collections department during the period. The allowance for doubtful accounts of $9,800 at March 31, 1998, reflects the fact that the Company has refined the credit and collection process, has hired collection personnel, and has written off accounts deemed uncollectible.

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

BASIS OF PRESENTATION:

Revenues are deferred until services have been performed, and expenses are recognized when goods have been received or services provided. Non-refundable activation fees for pagers are recognized upon execution of the service contract by the customer.

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

The Company rents pagers principally from one supplier under month-to-month operation lease agreements. Management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay and a possible loss of sales, which would affect operating results adversely.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are generally three to seven years. Maintenance and repairs are charged to expense as incurred; expenditures for additions, improvements and replacements are capitalized. Upon disposal of fixed assets, the accounts are relieved of the related costs and accumulated depreciation and resulting gains or losses are reflected in operations. The carrying value of property and equipment is assessed annually or when factors indicating an impairment are present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

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

STOCK-BASED COMPENSATION:

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25. (See Note 9.)

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

4.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following:

                                                  MARCH 31,
                                              1998       1997
                                            --------   --------
       Furniture and fixtures               $114,328   $ 71,424
       Computer and office equipment         506,470    295,238
       Equipment under capital lease          81,640
       Software                              115,719     14,021
       Leasehold improvements                             9,423
                                            --------   --------
                                             818,157    390,106
       Less accumulated depreciation
       and amortization                     (188,461)   (68,738)
                                            --------   --------
                                            $629,696   $321,368
                                            ========   ========
                                  F-14

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

The Company also issued a convertible debenture in the sum of $2 million which was subsequently converted into 100,000 shares. On July 1, 1996, the Company issued the same investor a warrant to purchase 100,000 shares of Common Stock at $25 per share exercisable at any time prior to July 1, 1998. The exercise price of the warrants associated with the common stock was in excess of the fair market value of the outstanding common stock at the time that the warrants were issued. Accordingly, no expense was recognized related to the issuance of the warrants with a nominal value. During the year ended March 31, 1998, the warrants were repriced to $3.75 (post reverse split) per share. The warrants were repriced at an amount in excess of the fair market value of the common stock at the time of the repricing, and accordingly, no expense was recognized in conjunction with the repricing as the value of the repriced warrants was nominal.

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

The deemed dividends on the preferred stock of $8,083,000 and on warrants of $2,624,000 issued to investors and an officer in conjunction with the private placement, reflect the beneficial conversion feature, which is the difference between the proceeds allocated to the preferred stock or warrants respectively, and the fair value of the preferred stock or warrants (assuming immediate conversion) upon issuance. The shares underlying the preferred stock and warrants are restricted; however, the Company agreed to file a registration statement with the SEC to register them. The same registration rights apply to the officer as apply to the investors.

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

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's Common Stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's Common Stock at prices not less than fair market value at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest at a rate of 25% per annum over 4 years from the date of grant. As of March 31, 1998, no stock appreciation rights have been granted under the Plan.

Activity for stock options under the 1996 Stock Incentive Plan through March 31, 1998 is as follows:

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
                  =========   =========                 ==========   ======

The weighted average fair value of those options granted through March 31, 1998 and 1997 was $4.61 and $22.40, respectively. Options to purchase 198,632 and 139,866 shares were exercisable with a weighted average exercise price of $4.97 and $21.30 at March 31, 1998 and 1997 respectively. Effective August 18, 1997, the Board of Directors repriced the employee options to $4.00 to $4.40 per option share. No compensation expense was recorded as a result of this repricing as the fair value of the common stock was less than the repriced options.

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

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for stock or options issued to employees under these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 1998 and 1997 would have been adjusted to the pro forma amounts indicated below:

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

Date:  May 18, 1999               DATALINK SYSTEMS CORPORATION


                                  By:/s/ Anthony N. LaPine
                                     Anthony N. LaPine
                                     Chief Executive Officer,
                                     President and Chairman of the Board