Form 10KSB
period 1999-03-31
DATALINK SYSTEMS CORP /CA/
filed 1999-06-21
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: March 31, 1999

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

                       Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $2,128,438.

As of June 4, 1999, 2,450,207 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $9,790,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.
Transitional Small Business Disclosure Format (check one): Yes __   No X





PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

RECENT DEVELOPMENTS

In the second half of fiscal year 1999, the Company developed and is now preparing to offer business-level services that use the Company's "Web to Wireless" proprietary technology, XpressLink. In order to market these services, called Enterprise Business Solutions, the Company formed a division called the Enterprise Business Group. The Enterprise Business Group provides services that enable Internet content providers, Internet "e-commerce" companies, Internet auction sites, Internet point of entry sites (Web Portals), and general businesses to automatically disseminate information content to the wireless devices of customers, employees, and colleagues. The Company's Enterprise Business Group will provide: (1) "Web to Wireless" information content wireless enablement for Internet and Intranet Web sites;
(2) the development of customized "Web to Wireless" information products for businesses to market and sell to their consumer markets; and 3) an account maintenance and billing software package for use in an Internet "e-commerce" environment. SEE "DESCRIPTION OF BUSINESS" AND "PRODUCTS AND SERVICES" BELOW.

BACKGROUND AND FORMATION OF THE COMPANY

Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 1,646,532 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia.

On November 5, 1997, the Company completed the sale of units of the Company's Series A Convertible Preferred Stock and Common Stock Purchase Warrants. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of Preferred Stock, par value $0.001, and each share of Preferred Stock is now convertible into one share of Common Stock. Also included with each unit was a detachable Common Stock purchase warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The Company received approximately $8.0 million in cash, net of expenses, and $1.05 million in a note receivable from an officer of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

On January 8, 1998, shareholders holding a majority of the Company's voting power signed written consents approving a one for ten (1 for 10) reverse split of the Company's outstanding Common Stock. The 1 for 10 reverse split of the Common Stock was effected on February 9, 1998. After giving effect to the reverse split, the number of shares of Common Stock issued and outstanding was 2,018,293. Although the number of shares of Preferred Stock outstanding was not affected by the reverse split, the number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000. All financial data and share data in this Form

10-KSB give retroactive effect to this reverse split, unless otherwise indicated.

Unless the context otherwise requires, the term "Company" as used herein refers to Datalink Systems Corporation and its wholly owned subsidiaries Datalink Communications Corporation, and DSC Datalink Systems Corporation.

DESCRIPTION OF BUSINESS

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

The Company is in the business of developing and marketing "Web to Wireless" information products for consumer users and business-level services utilizing the Company's wireless information technology. The Company's products and services extend the World Wide Web and non-Web based customized information to individuals using wireless devices such as pagers, digital cellular phones, or personal digital assistant devices. The technology that makes "Web to Wireless" possible is the Company's proprietary XpressLink platform. The Company's products and services allow users to access and search databases, receive and send messages and other information, and to receive time sensitive information in real-time (such as stock quotes), at scheduled times (such as the calendar reminder service), or triggered by an event (such as news, sports, e-mail, and Internet auctions). Most importantly, the Company's products and services are independent of the type of wireless communications users employ or the company that provides the user's wireless service; they work with any device or communications carrier.

PRODUCTS AND SERVICES

     CONSUMER PRODUCTS GROUP

In it's early efforts to generate revenue by bringing the information available on the World Wide Web to wireless communications consumers, the Company used its XpressLink technology platform to provide several consumer oriented products. The division of the Company focused on marketing the consumer products is the Consumer Products Group. This effort focused on stock traders and investors and led to the development of the Company's Financial Product Suite. The Financial Product Suite remains successful today, offering a range of personalized real-time services like stock and commodity quotes, company press releases, and other time sensitive news that effect stock performance.

As the market for wireless information evolved, the Company developed its Lifestyle Product Suite. The suite was built with the mass-market of wireless device users in mind. Lifestyle products provide personalized real-time information, ranging from sports scores and horoscopes to news and weather.

In response to the growing need expressed by paging carriers to provide free or low-cost information services to their customers and in the interest of exposing more consumers to the Company's products with the idea that after trying the broadcast services a consumer may purchase a more advanced product, the Company developed a series of broadcast information products. The broadcast products do not provide real-time, user specific information;

rather, they send out the same pre-programmed information to all product users. These products provide information such as news headlines, closing stock indexes, and general sports information.

     ENTERPRISE BUSINESS GROUP

The Company believes the future of its business lies in the growth of the Internet and transactions which use the Internet's "e-commerce". The explosion of Internet usage for "e-commerce" and instant information requirements has created new opportunities for the Company. The Company is preparing to offer business-level services, called Enterprise Business Solutions, that will connect the World Wide Web and corporate Intranet sites to the wireless marketplace. These business solutions will be marketed through a new division at the company called the Enterprise Business Group. The Company's Enterprise Business Group will deliver: (1) turn-key "Web to Wireless" solutions that enable Internet and Intranet Web sites to deliver information wirelessly; (2) development of customized "Web to Wireless" information products for businesses to market and sell to consumer markets; and 3) an account maintenance and billing software package for use in an Internet "e-commerce" environment for e-commerce Internet and Intranet sites.


The Enterprise Business Group developed a series of services that include simple text messaging, optional information services provided to a Web site's distribution list, two-way wireless trading on Internet auction sites, and custom wireless solutions. At this point the Company's Enterprise Business Solutions suite includes the Wireless Bookmark, an easy to use Web based messaging service that allows a business to send out information alerts to customers with wireless devices; the Auction Engine, built for Internet-based auction sites to provide auction update alerts to customers and allow bidding via two-way wireless devices; the Content Engine, which provides for distribution of information content that a business might be selling via their Web site; and the Intranet Productivity Tool, a customized product that allows a wireless device to communicate with a corporate Intranet site. In addition, the Company will license its proprietary account maintenance and billing software for businesses engaged in Internet "e-commerce".

MAJOR DISTRIBUTION PARTNERS

The Company currently uses direct and channel distribution initiatives channels to offer its products and services. Its direct methods include direct mail campaigns, television advertising on CNBC and other cable channels and Internet advertising. The channel methods include strategic alliances with carriers and retailers. The Company is pursuing a strong Web presence through relationships with Internet sites.

The Company has established partnerships with several wireless communications leaders and other wireless distribution companies. These partnerships, as described below, will provide the Company with a large distribution network and enhance future relationship building.

BELLSOUTH WIRELESS DATA (a wholly owned subsidiary of BellSouth). On May 25, 1999 the Company announced a strategic partnership with BellSouth Wireless Data that allows for BellSouth to market the Company's products and services directly to all BellSouth Interactive Paging subscribers. BellSouth Wireless Data operates its wireless data services throughout the United States, covering more than 93 percent of the urban business population located in 492 Metropolitan Statistical Areas (MSAs) and non-MSAs with a total population of 200 million people.

SKYTEL COMMUNICATIONS, INC. SkyTel, the leading paging carrier, has been distributing the Company's products since early Fiscal 1999. In addition to the Financial Product Suite, the Company offers over 25 broadcast channels to SkyTel advanced messaging customers. SkyTel's advanced messaging customer base grew by over 100% in the past year to 450,600 units in service, and offers an excellent avenue for growth.

OFFICE DEPOT, INC. The Company recently signed a reseller agreement with Office Depot, a worldwide chain of office supply outlets. Office Depot provides the Company its first outlet for distributing consumer information services to the mass market. This relationship will help the Company build brand awareness and increase distribution for its consumer products. Office Depot operates 749 stores throughout the United States, Canada, France, and Japan.

PAGENET, INC. The Company is a PageNet reseller. This gives the Company leverage when purchasing airtime for its customers. PageNet is a national carrier serving more than 10 million customers with a state-of-the-art network capable of reaching 90% of the US population. More than one in every five U.S. paging customers use PageNet. They offer comprehensive and reliable local, regional, and national coverage from over 90 offices nationwide.

The Company is continuing to build relationships with other leading paging PCS and retail wireless providers. These partnerships will assist the Company's efforts to position itself as a leader in Web to Wireless.

CONSUMER PRODUCTS INDUSTRY BACKGROUND

With the current growth of wireless digital technology such as personal communications services (PCS), and personal digital assistants (PDAs), the Company believes there will be continued demand for communications with data features and faster and easier access to information. Management believes the Company has both the technology and capability to become a major contender in providing information services to this market. The Pelorus Group forecasts that with the increase in mobile workers there will be a significant increase in demand for wireless data services. Pelorus predicts the number of mobile workers will increase from 40.5 million to 62.5 million by 2001. A January 1999 report by Mobile Communications estimated that worldwide cellular/PCS subscriptions would grow annually by 19% until the year 2003, reaching an estimated 725 million total users worldwide. The Yankee Group estimates that there will be 62 million cellular/PCS subscribers in the U.S. by the end of the decade. With regard to paging, the Yankee Group estimates that there will be 55 million paging subscribers in the U.S. by the end of the decade.

Although the paging industry is expected to continue to grow, a Mobile Communications report says that the industry is nearing the crest of its life cycle curve and the market is almost saturated. Mobile's report states: "To capture, retain and earn a profit on the next 20% of the population, operators and device vendors must develop customized products for distinct sub-segments of demand." The Company believes that its products provide paging carriers not only with a competitive advantage but also a tool that helps them to remain solvent, reduce the number of customers changing carriers and stabilize revenue.

Wireless message receivers are expected to continue to evolve into more sophisticated devices with two-way communications capabilities; larger displays; more memory capacity; on-board processors; and the capability to communicate directly with personal computers using infrared and other technologies. Paging capabilities are already offered as an option on new smaller hand held personal computers such as 3Com's Palm Pilot. Handheld devices with smaller operating systems like Windows CE will provide users with the ability to generate alphanumeric pages, send e-mail, use CE versions of MS Word and MS Excel, and eventually browse the Web.

Opportunities also exist for the Company to deliver its services using a variety of other existing and future personal communications technologies. New services and enhanced versions of the Company's initial services are expected to be offered that will utilize the capabilities of future one-way and two-way mobile data technologies such as Digital Cellular Short Message Service (SMS), PCS, NPCS, digital cellular, Addressable Cable TV and other emerging communications technologies as they become available.

Future technology developments in the wireless messaging industry are expected to evolve and drive subscriber growth as users demand more sophisticated services and devices.

ENTERPRISE BUSINESS SOLUTIONS INDUSTRY BACKGROUND

The Company believes that the business side of the Internet market, comprised of "e-commerce" sites, is in need of a way to reach more customers. The number of registered Internet business names reached 5 million and continues to grow. In 1997, "e-commerce" sales totaled $3 billion. In 1998 "e-commerce" sales reached $7.1 billion. Jupiter Communications projects online sales to reach $12 billion in 1999 and $41 billion by 2002. Ultimately, as a tool for transacting commerce, there has never been anything comparable to the Internet and its rapid growth.

International Data Corporation (IDC) predicts an increase of users and Internet commerce in 1999. They estimate that the number of U.S. Internet users will surge 28% to 147 million, and Internet commerce will more than double to $68 billion. Looking ahead, IDC estimates that from 1999 to 2002, buyers will spend nearly $900 billion on-line.

In the past two years, the market for Web to Wireless information services and the need for Web to Wireless "e-commerce" tools have increased substantially. Numerous organizations have investigated the industry and concluded that it will continue to experience significant growth. Recent announcements by major industry players confirm that the major software, hardware and telecommunications companies expect tremendous opportunities in Web to Wireless connectivity.

COMPETITION

The Company is participating in a highly competitive industry, with competition from a broad range of both large and small information product and service providers. Certain of the companies have far greater financial, technical and marketing resources than the Company.

Competitive pressures within the wireless and Internet industries are considerable as different players position themselves to reach more customers and establish industry standards. Within this highly competitive market, the Company is attempting to establish a strong position among a diverse group: software companies, technology platform companies, carriers, service providers, and content providers. To a great extent, the industry is in flux. In the face of such uncertainly, the Company will need to create strategic alliances, remain innovative, and respond quickly to change in order to be successful.

EMPLOYEES

At June 4, 1999, the Company had 40 full-time employees, approximately 17 of whom were engaged in sales and customer support, 7 in marketing, 8 in finance and administration, and 8 in engineering. No employees of the Company are covered by a collective bargaining agreement.

RISK FACTORS

Shareholders or investors in shares of the Company's Common Stock should consider the following risk factors, in addition to other information in this Report.

1. LIMITED OPERATING HISTORY, OPERATING LOSSES. The Company's business started in 1996. For the year ended March 31, 1999, the Company had a net loss available to common shareholders of approximately $4,430,164 and had an accumulated deficit of approximately $26,104,574. Factors affecting future operating results include: market acceptance of new services; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, increases in production and engineering costs associated with new products. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Management anticipates that the Company's average monthly revenue per service order will decline in the foreseeable future due to increased competition and a higher mix of customers added through third party resellers.

2. RESEARCH AND DEVELOPMENT EXPENDITURES. Any positive cash flow from the Company's existing information services will be substantially used to fund development of the Company's next generation of information services, including without limitation, adapting existing information services to two-way messaging technology and development of business services. There can be no assurance that revenue growth will be sufficient to fund research and development activities of the Company. Any failure to achieve revenue projections will have a material adverse effect on the Company's business, operating results and financial condition. Consequently, there can be no assurance that the Company's consolidated operations will ever become profitable.

3. NO ASSURANCE THAT GROWTH STRATEGY WILL BE ACHIEVED. As of April 30, 1999 the Company had a paying customer base of approximately 2,525 customers and approximately 68,000 non-paying customers of broadcast services. The Company anticipates it will be profitable if it can expand its customer base to 13,000 paying customers or achieve a certain level of success with its Enterprise Business Solutions. However, there can be no assurances the Company can achieve the desired growth.

4. FUTURE CAPITAL NEEDS. The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development efforts with regard to next generation information services, market acceptance of the Company's services, and resources the Company devotes to marketing and distribution of its services. The Company's capital requirements will also depend on the extent of the resources required to expand engineering and development capacity and facilities, the extent to which the Company generates market acceptance and demand, and other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company may be required to raise additional funds through private or public financing, collaborative arrangements or other relationships. There can be no assurance that the Company will not require additional funding or that such additional funding, if required, will be available on terms attractive to the Company, if at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require the Company to relinquish rights to certain of its technologies, products or marketing territories.

5. MARKET ACCEPTANCE. As stated above, the Company's paying customer base was approximately 2,525 users and non-paying broadcast customer base was approximately 68,000 on April 30, 1999. The Company's success will be dependent upon consumers, third party resellers, and business' active acceptance of the current information services technology as developed by the Company and future generations developed by the Company. The Company is unable to predict how quickly, if at all, its services will be accepted. Any delay in market acceptance may have a material adverse effect on the Company's business, operating results and financial condition.

6. INTENSE COMPETITION. The information services industry is a very competitive industry, and the Company will be competing with much larger companies with greater resources. The information services industry is characterized by rapid technological progress and intense competition from numerous organizations. New developments are expected to continue at a rapid pace. Many of the Company's competitors have significantly greater research and development, marketing, financial and human resources than the Company and represent significant long-term competition. As competitors devote additional resources to the wireless information business or focus strategies on marketing and product niches, the Company's results of operations could be adversely affected. There can be no assurance that in the future the Company will be able to develop and market products on a timely basis with sufficient features in order to remain competitive. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to compete directly with the Company. Any such factors may have a material adverse effect on the Company's business, operating results and financial condition.

Continuing technological advances in the wireless information services industry as well as regulatory and legislative developments make it impossible to predict the extent of future competition in the businesses in which the Company operates. Such advances and developments may, for example, make available other alternatives to the services provided by the Company, thereby creating additional sources of competition.

Certain competitors may also be able to use their substantial financial resources to increase the already substantial pricing competition in the markets in which the Company operates, which may have an adverse effect on the Company's results of operations. There can be no assurance that the Company's competitors will not succeed in developing services which are more effective than those developed by the Company or which would render the Company's technology and services less competitive or even obsolete.

7. ADVERSE EFFECT OF CUSTOMER CANCELLATIONS. The Company expects customer turnover as customers cancel for various reasons. The results of operations of wireless information service providers such as the Company are significantly adversely affected by customer cancellations. In order to realize net growth in active customers, canceled customers must be replaced, and additional customers must be added. However, the sales and marketing costs associated with attracting new customers are substantial relative to the costs of providing service to existing customers, and expenses associated with each new service order can exceed the sales price and non-refundable service activation fee received by the Company. There can be no assurance that the Company can replace customers that discontinue service and as such the loss of customers and the uncertainty regarding attracting and retaining new customers may have a material adverse effect on the Company's business, operating results and financial condition.

8. ABILITY TO DEVELOP NEW SERVICES AND TECHNOLOGICAL CHANGES. The markets served by the Company are characterized by rapid technological change resulting in dynamic customer demands and frequent new service introductions. The Company's markets can change rapidly as a result of innovation in computer hardware, software and communication technology. The Company's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its technology and introduce new services that meet customer demands. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures.

An integral part of the Company's technology has been its proprietary technology. Early releases of software often contain errors or defects. There can be no assurance that, despite extensive testing by the Company, errors will not be found in the Company's new technology and service releases prior to or after commencement of commercial deployment, resulting in service redevelopment costs and loss of, or delay in, market acceptance. Once these technology services, processes and initiatives are introduced, no assurance can be given that they will be generally accepted and used, or that they will fill the strategic role that the Company intends for them.

9. DEPENDENCE ON KEY PERSONNEL. Since the first fiscal quarter of 1997, the Company has experienced a significant expansion in its overall level of business, including research and development, marketing, technical support and sales. This expansion in the scope of the Company's business and operations has resulted in a need for significant investment in infrastructure and systems. The Company's future operating results depend on its ability to successfully implement operating and financial procedures and controls, to improve coordination among different operating functions, to continue to strengthen management information systems and to continue to hire additional personnel, particularly in its customer service, sales and engineering departments. Although management has taken actions intended to improve these areas, there can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results. The success of the Company will be dependent, to a significant extent, upon the ability of the management team under the direction of Anthony LaPine to successfully achieve the revenue and performance goals of the Company.

There can be no assurance that the Company's management team and other personnel can successfully manage the Company's rapidly evolving business, and failure to do so would have a material adverse effect upon the Company's operating results.

10. INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's services or technology. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

11. LIMITED PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Although there presently exists a limited market for the Company's Common Stock, there can be no assurance that the market will become more active or that the market can be sustained. The investment community could show little or no interest in the Company in the future. As a result of this limited liquidity, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the OTC Bulletin Board. The Company intends to apply for listing on the NASDAQ Small Cap Market or the American Stock Exchange when qualification conditions are met.

12. DIVIDENDS. No dividend has been paid on the Common Stock since inception and none is contemplated at any time in the foreseeable future.

13. PREFERRED STOCK AND SHARES ELIGIBLE FOR FUTURE SALE. The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The potential exists, therefore, that Preferred Stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders. As of June 7, 1999 there were 2,328,873 shares of Preferred Stock outstanding convertible into 2,328,873 shares of Common Stock. Upon conversion, these shares would be "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Future sales of those shares under Rule 144 could depress the market price of the Common Stock in any market which may exist.

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

On January 2, 1997, the Company entered into a three year lease with Mr. and Mrs. LaPine whereby the Company leases from the LaPines 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month. The lease terminates if Mr. LaPine's employment with the Company is terminated.

The Company believes its existing facilities will be adequate to meet the Company's needs for the foreseeable future, however, the Company anticipates further expansion and development within its space to accommodate its increased activities. Should the Company need additional space, management believes it will be able to secure such additional space at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "NETD". The following table sets forth the high and low bid quotations for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board since April 1, 1997. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID     LOW BID
             ------------------            --------     -------
             June 30, 1997                  $25.62       $ 3.12
             September 30, 1997             $ 5.80       $ 2.60
             December 31, 1997              $ 9.40       $ 3.45
             March 31, 1998                 $ 6.13       $ 2.50

             June 30, 1998                  $ 7.94       $ 4.00
             September 30, 1998             $ 4.94       $ 1.00
             December 31, 1998              $ 1.31       $ 0.63
             March 31, 1999                 $ 4.00       $ 1.06

A 1 for 10 reverse stock split became effective February 9, 1998. Share bid prices have been adjusted to reflect this split.

     (b) HOLDERS. As of June 7, 1999, the Company had approximately 1,100 beneficial holders of the Company's Common Stock and 258 shareholders of record.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net loss available to common shareholders decreased from $14,738,000 in 1998 to $4,430,164 in 1999 due to the factors described below and to non-cash charges booked in 1998 resulting principally from the November 5, 1997 private placement of preferred stock and common stock purchase warrants. These charges reflected the beneficial conversion features which were deemed dividends on preferred stock of $8,083,000 and on warrants of $2,624,000. These amounts represent the difference between the proceeds allocated to the preferred stock or warrants respectively, and the fair value of the preferred stock or warrants (assuming immediate conversions) upon issuance.

Revenue increased from $962,461 in 1998 to $2,128,438 in 1999. This was due principally to the development of new products and services along with sales and marketing strategies designed to capture new business. These strategies used both direct sales utilizing sales personnel and extensive print and media advertising and channel sales initiatives working with third party distribution partners. The following table describes the amounts of revenues and the amount of increase for the Company's various products:

                    NET SALES FOR THE FISCAL YEAR ENDED
    PRODUCT          MARCH 31, 1999     MARCH 31, 1998    INCREASE
-----------------   ----------------   ----------------   ----------
QuoteXpress            $1,025,570          $ 786,974      $  238,596
SplitXpress               966,484            166,700         799,784
CommodityXpress           100,964              7,085          93,879
Other                      35,420              1,702          33,718
                        ---------          ---------      ----------
Totals                 $2,128,438          $ 962,461      $1,165,977

During calendar 1998, the Company recruited personnel to refine and execute the Company's marketing and sales plan. These individuals developed a sales and marketing strategy which identified key markets and business opportunities, and which required development of additional sophisticated financial information products, which were introduced mid-year 1998. The marketing strategy provided for the use of a direct sales channel utilizing extensive print and media advertising together with a sales call center and Web site to be utilized in soliciting subscriptions to the Company's services directly from consumers. Additionally, an indirect sales channel initiative was launched which involved developing joint marketing alliances with various wireless carriers, information service providers, Internet companies and retail stores to market and sell the Company's products and services as value added to the products and services provided by the alliance companies.

In the latter part of calendar 1998, an extensive advertising campaign involving direct mail, television and print advertisements was implemented to promote the direct sales channel marketing strategies. In May 1998, the Company recognized a need to develop a series of non-financial products relating to life styles. Among these products are a real-time sports alert service, and a general lifestyle service providing updates on weather, horoscopes, ski and surf conditions, winning lottery numbers, and other information. The Company also launched an extensive Internet marketing initiative providing on-line capabilities for sales and account maintenance of these new products along with the financial products.

The new lifestyle products were introduced in the Fall of 1998, about the time the United States financial markets were negatively impacted by an interim stock market correction. A decrease in sales and resultant sales revenue at that time caused the Company to reassess its marketing plans, which resulted in substantial reductions in the expensive print and media advertising campaigns. While continuing to promote and sell products through direct channel marketing, the Company's focus for the sale of consumer products shifted principally to channel marketing strategy, with substantially less reliance on print and media advertising. While these channels, which include paging carriers and retail stores among others, have good potential, they have not been in place long enough to produce meaningful results.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues increased from $530,545 in Fiscal 1998 to $822,636 in Fiscal 1999, primarily due to the increase in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers.
As more services are provided to more customers, the cost of providing these services also increases, but not in proportion to the increase in revenues. This is due primarily to economies of scale, as some portions of the costs are relatively fixed and do not increase in direct proportion to revenues. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental and airtime for those customers without their own pagers, and certain telephone costs. The following tables show the net revenues, cost of revenues, and gross margin for the years ended March 31, 1999 and 1998.

                          YEARS ENDED MARCH 31,              INCREASE
                                                        --------------------
                          1999            1998             $           %
                        --------        --------        ----------   -------
Net revenues            $2,128,438      $962,461        $1,165,977   121.1%
Cost of revenues        $  822,636      $530,545        $  292,091    55.1%
Gross margin            $1,305,802      $431,916        $  873,886   202.3%

OPERATING EXPENSES

Operating expenses have increased in fiscal 1999 from the prior year period. The Company classifies operating expenses into three major categories: research and development, sales and marketing, and general and administrative. The tables shown below summarize the increases in these three categories of operating expenses:
                      YEAR ENDED MARCH 31,                   INCREASE
                                                    -----------------------
DESCRIPTION           1999            1998               $             %
--------------     ----------     -----------       ----------     --------
Research and
Development        $  798,549     $  755,080       $  43,469         5.8%

Sales and
Marketing           2,937,140      2,133,635         803,505        37.7%

General and
Administrative      2,816,655      2,406,434         410,221        17.0%
                   ----------     -----------      -----------    ---------
Totals             $6,552,344     $5,295,149      $1,257,195        23.7%

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These costs increased during the first nine months of 1999 due principally to additional personnel who were utilized in developing the new lifestyle products and leveled off somewhat during the latter part of the year due to a reduction in personnel.

Sales and marketing expenses consist of costs incurred to develop and implement marketing programs for the Company's products. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development, advertising in media such as television and printed financial publications and the related overhead, and Web site development and maintenance. These costs also include the expense of a sales staff and a customer support call center. Sales and marketing expenses have increased in the current year over the prior year due primarily to increased salaries and expenditures for the development of marketing materials, media production, media placement, trade shows, and public relations. Salaries increased due mainly to personnel hired in the latter part of 1998 to develop and execute new marketing and sales programs and materials for financial products and the newly developed lifestyle products, with a full year of costs being incurred in 1999. For most of 1999, increased resources were employed in media and print development and production and advertising placement, with these programs being reduced only in the latter months of the year. Other increases were related to the development of the e-commerce components of the Company's Web site, development of collateral for and participation in trade shows, and the initiation of the Company's programs for product sales through retail chain stores in conjunction with the retailing of pagers, PCS phones and other wireless products.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of deferred revenue from technology sales advances, and the owner's fees and offsetting interest income recognized, related to the technology sales (see footnote 5 to the Consolidated Financial Statements). The following tables reflect the changes in Other income (expense).

                     YEAR ENDED MARCH 31,            INCREASE (DECREASE)
                                                  -----------------------
DESCRIPTION            1999          1998              $           %
-----------         ----------    ----------      ----------   ----------
Owners fee
sales of
technology        $(1,570,000)  $(1,570,000)     $     0           0

Interest income
sales of
technology          1,570,000     1,570,000            0           0

Amortization of
technology
advance               460,502       467,949          (7,447)       (1.5%)

Interest income       402,164       367,436          34,728         9.4%

Miscellaneous         (46,288)       (3,956)        (42,332)   (1,070.0%)
                    ----------     ----------     ----------   ----------
Totals            $   816,378     $ 831,429      $  (15,051)       (1.8%)

These non-operating items have remained relatively constant from 1998 to 1999. Interest income (from invested cash) included only a partial year in 1998 due to funds being received from the Company's private placement in November 1997. As cash has been utilized in operations during 1999 and 1998, as reflected in the following table of Liquidity and Capital Resources, interest income is now decreasing, even though the total for 1999 exceeded interest income for 1998.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998, the Company completed a private placement of preferred stock and common stock purchase warrants, which netted approximately $8,000,000 in new funds. Additionally, the Company also completed the sale of the QuoteXpress technology during 1998, which generated an up-front cash payment of approximately $1,300,000. Sources and uses of cash during 1999 and 1998 are summarized as follows:

                                 YEAR ENDED MARCH 31,
                               1999               1998            CHANGE
                           -----------        -----------      -----------
Cash used in
operating activities       $(3,850,717)       $(3,427,486)     $  (423,231)

Cash used in
investing activities          (328,305)          (349,568)          21,263

Cash provided by (used in)
financing activities            (5,254)         9,214,264       (9,219,518)
                           -----------        -----------      -----------
Net increase (decrease)in
cash and cash equivalents  $(4,184,276)       $ 5,437,210      $(9,621,486)

As of March 31, 1999, the Company had cash and cash equivalents amounting to $3,169,443, exclusive of reserves on deposit with our merchant bank of $68,243, which reserves are not immediately available for usage. Working capital decreased from $6,181,340 as of March 31, 1998 to $1,664,133 at March 31, 1999, due to continuing development of new products and services and prior aggressive media and print advertising campaigns. The Company has not yet generated sufficient revenues to defray costs associated with the continued product support and development, marketing and sales costs and administrative expenditures. As previously mentioned, the Company has moved to channel marketing processes through retail storefronts (i.e. Office Depot), wireless communications carriers providing paging, PCS Phone, and other wireless devices (i.e. SkyTel, BellSouth), resellers of pagers and paging services (i.e. Totally Wireless), the Internet through the Company's "Linkshare" affiliate membership program, and other Internet-based e-commerce marketing activities. It is expected that these new marketing programs will ultimately result in a reduction in sales and marketing expenses for direct channel marketing which is very dependent on extensive advertising expenditures.
There are no ongoing advertising commitments as of March 31, 1999, although there are advertising payables totaling approximately $271,000 included in accounts payable at that date which were recognized in expense during the year and will be paid evenly over the next eight months. There are no material commitments for capital expenditures at March 31, 1999.

At March 31, 1999, the Company had a deferred tax asset of approximately $5,020,000, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that is more likely than not that the Company will realize the benefit of this asset, a 100% valuation allowance has been established.

Management believes that it has adequate working capital for the next 12 months. However, management anticipates the need to raise additional funds during the next 12 months in order to fund new marketing and development initiatives. The Company has a letter of credit with a bank in the amount of $200,000 which expires in March 2000, and has obtained a credit line in the amount of $1,000,000. The Company also has outstanding warrants which, if exercised, could provide additional capital. However, there is no assurance that any of the warrants will be exercised.

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

The Company does not use mainframe computers in its internal operations. Consequently, it does not have the extent of Year 2000 issues of other companies that depend on what is commonly known as "legacy" systems. The Company uses PCs and "server class" systems in its operations and the operating system for its software platform and technology is Microsoft Windows NT.

Phase I of the Company's Year 2000 initiative has been to substantially complete an inventory of all its IT and non-IT systems and equipment, and based on this inventory, review its IT and non-IT proprietary systems and contact its significant vendors to determine how their IT and non-IT products and services might be effected by the Year 2000 issues. The Company's review of its internal systems has resulted in the Company's determination that its proprietary IT and non-IT systems meet the compliance requirements of the Year 2000. Ninety percent of the Company's vendors have provided statements that their IT and non-IT systems are Year 2000 compliant. The Company continues to collect statements from the remaining ten percent of its vendors.

The Company anticipates that there will be little or no Year 2000 issues and therefore little or no cost will be incurred therefrom. However, although compliance confirmation has been provided by ninety percent of the Company's vendors, and the remaining ten percent have indicated that they are currently Year 2000 compliant, there can be no assurance that these vendors will not experience some level of Year 2000 issues that in some way may have an adverse effect on the Company's systems. The level of risk related to this occurrence has been assessed as very low. The Company's contingency plan in the event that unforeseen Year 2000 issues should occur will be to change to another vendor that is Year 2000 compliant. For this reason, Phase II of the Company's Year 2000 initiative is to develop an inventory of back-up vendors for each vendor whose systems are currently used so that if a current vendor develops a Year 2000 issue, the back-up vendor may be called upon to provide services in accordance with Year 2000 compliance standards.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements are set forth on pages F-1 through F-26 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

      NAME               AGE             POSITIONS AND OFFICES HELD
-----------------       -----        ------------------------------------
Anthony N. LaPine        56         Chairman and Chief Executive Officer

Charles K. Dargan II     44         Director

Frederick M. Hoar        50         Director

David Ladd               51         Director

Robert L. Priddy         53         Director

William A. Mahan         58         Chief Financial Officer and Treasurer

Sara A. Fiscus           31         Secretary and General Counsel

Cornel R. Fota           32         Vice President - Engineering

Rebecca A. Callahan      35         Vice President - Sales

Pamela B. LaPine         41         Vice President - Marketing

The is no family relationship between any Director or Executive Officer of the Company except that Anthony N. LaPine and Pamela B. LaPine are husband and wife. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

The Company does not have a nominating committee, but does have an audit committee and a compensation committee which consists of all of the non-employee Directors of the Company, and therefore presently consists of Charles K. Dargan II, Frederick M. Hoar, David Ladd and Robert L. Priddy. Both Committees were first established on January 15, 1998.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the past five years.

ANTHONY N. LAPINE became the Company's Chairman on September 10, 1997. He has served as Chief Executive Officer and a Director of the Company since June 27, 1996. Mr. LaPine is a veteran Silicon Valley entrepreneur and seasoned executive serving in the CEO capacity for over 20 years. He has severed on the Board of Directors of 19 companies, including the Red Herring Magazine. He served as a strategic advisor to the Russian government on its transition to capitalism and as Chairman of the Hoover Institution's Council on Economic

Development. He also serves as a member of the "Board of Arbitrators" for the NASD and the Pacific Coast Stock Exchange. Additionally he lectures at the Graduate School of Business at the University of San Francisco.

LaPine's career began at IBM in 1964, where his technical achievements earned him several patents and "outstanding contribution" awards. His Data Synchronization invention (Patent 3,701,039) remains the state of the art in today's disk drives. In 1969, he was recruited as one of the founders of Memorex's Equipment Group where he was instrumental in developing the floppy disk drive. After Memorex's first billion dollar revenue year, he was instrumental in the sale of Memorex to Burroughs, now Unisys. In 1981 Mr. LaPine was recruited to re-engineer Irwin/Olivetti where he orchestrated the invention of the first removal cartridge tape backup in personal computers. This development opened a new billion dollar market catapulting the company to profitability and an initial public offering. In 1983, he formed LaPine Technology, raising $30 million and launched the new 3-1/2 inch Winchester disk drive technology. He led his company's growth to a profitable $60 million in sales before selling the company to his alliance partners, Prudential and Kyocera, in 1987. In 1987 he formed The LaPine Group, a private investment and turnaround management firm which he owned and operated until December 1994. From December 1994 to June 1996, he served as CEO of Andor International, a company launched by Gene Amdahl. After reorganizing the company, Mr. LaPine negotiated its sale to the Fortel Group where he now serves as Chairman.

He has been the subject of articles in Forbes, Business Week, Venture, and the Wall Street Journal. He has also appeared on ABC, CNBC, CNN and cable TV programs, including Bloomberg, Venture Point and Window on Wall Street. He is listed in "Who's Who" for: The Computer Industry, California, Finance and Industry, Science and Engineering, American Business Leaders, Worldwide, Men of Achievement, and Distinguished Leadership.

Mr. LaPine received a BSEE Cum Laude from San Jose State University in 1965, an MSEE from Santa Clara University in 1971, an MBA from the University of San Francisco in 1986, and is an SEP Alumnus of the Stanford Graduate School of Business. He is the recipient of California State University' "Alumni Award of Distinction" and Santa Clara University's "Distinguished Alumni Award."

CHARLES K. DARGAN II became a director of the Company on March 31, 1999. He has been the managing director of corporate finance for the Seidler Companies, a private brokerage, investment banking and public finance firm headquartered in Los Angeles, since 1998. He has been involved in investment banking since 1982. Mr. Dargan was previously the managing director of corporate finance at L.H. Friend, Weinress, Frankson and Presson, Inc., was a principal in investment banking at Ambient Capital and a first vice president at Drexel Burnham Lambert, Inc. His expertise includes private and public debt and equity financing, leveraged buyouts and exchange offerings, in addition to merger and acquisition advisory services. A Certified Public Accountant and Chartered Financial Analyst, Mr. Dargan holds both an MBA and MS degrees from the University of Southern California and a BA from Dartmouth College.

FREDERICK M. HOAR has served as a Director of the Company since March
1998. He has over 35 years of experience in public affairs, financial relations and marketing. He has shaped and implemented communications strategies for some of America's seminal technology-based companies, including Apple, Fairchild, Genentech and RCA. Mr. Hoar joined Boston-based Miller Communications, a leading international high-tech public relations agency, in 1989. He subsequently became president of Miller/Shandwick Technologies West, with responsibility for offices in Silicon Valley, Los Angeles and Dallas. In

1997 he was named to the additional position of chairman of Shandwick Technologies. In the early 1980's, Mr. Hoar was vice president of communications for Apple Computer. He also served as vice president, communication and marketing services for Fairchild Camera & Instrument; vice president, corporate communications for Genentech; director, worldwide communications for Raychem; and division vice president, public affairs and advertising for RCA. Mr. Hoar holds a B.A. degree cum laude in American history and literature from Harvard College and an M.A. in editorial journalism from the University of Iowa. He began his career with the Associated Press and as an instructor in English and journalism at the University of Northern Iowa.

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

ROBERT L. PRIDDY has served as a Director of the Company since October
1998. He has been Chief Executive Officer and Chairman of the Board of RMC Capital, LLC, which holds a number of investments, since its inception in October 1995. In addition, he was one of the four founding partners of ValueJet Airlines. Mr. Priddy served as Chief Executive Officer, director and Chairman of the airline, the wholly-owned subsidiary of ValueJet, Inc., from July 1992 to November 1996. Mr. Priddy is also on the Board of Directors of Accumed International and Advamtel. From December 1991 to April 1993, he assisted Mesa Airlines in the founding of its subsidiary, Florida Gulf Airlines, for which Mr. Priddy served as President. From July 1991 to January 1993, he also served as a director of Mesa Airlines, Inc. From January 1988 to November 1991, he served as President and Chief Executive Officer of Air Midwest, Inc., a regional airline headquartered in Wichita, Kansas, for which he also served as a director from November 1987 to November 1991. From 1979 to 1987, he served as Vice President and Chief Financial Officer of Atlantic Southeast Airlines, Inc. ("ASA"), a regional airline headquartered in Atlanta, Georgia, for which he also served as a director from 1981 to 1987. He was one of the three founding stockholders of ASA. From 1966 to 1979, he worked for Southern Airways in various capacities, his last responsibilities being manager of scheduling.

WILLIAM A. MAHAN became the Company's Chief Financial Officer and
Treasurer effective October 5, 1998. Mr. Mahan has extensive experience in corporate finance, operations, shareholder reporting and investor services and has served as chief financial officer or chief accounting officer for various public and privately held companies for the last 30 years, including New York Stock Exchange and American Stock Exchange listed companies. From 1995 to 1998, Mr. Mahan was a principal at W.A. Mahan Associates, which provided interim and part-time chief financial officer services. Clients included a manufacturer of emergency power generating equipment and a mortgage banker. From 1993 to 1995, he was Vice President of Finance of Information Network Corporation, a privately-held, Phoenix, Arizona based, provider of managed health care information systems. Additionally, Mr. Mahan was President and Chief Executive Officer of a privately held technology company from 1989 to 1993, prior to its acquisition by a New York Stock Exchange listed company. Mr. Mahan started his career with the Los Angeles office of Haskins & Sells, CPA's (now Deloitte & Touche, LLP). He received his degree in Finance and Accounting from Arizona State University in 1964, and earned his CPA certificate in 1966 while at Haskins & Sells.

SARA A. FISCUS has served as the Company's Corporate Secretary since
March 31, 1998 and has been the Company's In-house Counsel since October 1, 1997. Prior to joining the Company, Ms. Fiscus served as the Director of International Business Development at PC Quote, Inc. from January 1, 1997 to September 9, 1997 and the Program Manager of PC Quote International from February 22, 1996 to December 31, 1996. Ms. Fiscus received her law degree from the University of Wisconsin Law School in August of 1995 while on an exchange program at Diego Portales University in Santiago, Chile and became a member of the Wisconsin State Bar in February of 1996. She received Bachelor of Arts Degrees in English Literature and Classics from the University of Kansas in December of 1990.

CORNEL R. FOTA became the Company's Vice President of Engineering in October 1998 and has served as a senior software engineer at the Company since June 1996. Mr. Fota is a software engineer with experience in the analysis, design, implementation and management of software based projects. His areas of expertise include real-time systems, Internet technologies, serial communications, paging protocols and object oriented analysis and design. At the Company he is responsible for managing development, production and information systems groups. From February 1996 to May 1996 Mr. Fota was a Programmer for Instal Fobus in Brasov, Romania. From May 1995 to February 1996 Mr. Fota served as Project Manager for Bergerat Monnoyeur International in Paris, France. From February 1992 to October 1994 Mr. Fota was a Computer Engineer for Ro Mex Prod in Brasov, Romania and from July 1991 to February 1992 he was a Computer Engineer for ICIM, also located in Brasov, Romania.
Mr. Fota has a Master of Science in Software Engineering from the Technical University of Bucharest, Romania. He has also a postgraduate management degree from Ecole Nationale des Ponts et Chaussees, Paris, France.

REBECCA A. CALLAHAN became the Company's Vice President of Sales on March 24, 1999. She has over ten years of management experience in corporate sales and marketing. Most recently, Ms. Callahan was Vice President and Market General Manager at Paging Network, Inc. from October 1996 to March 1999 and a General Sales Manager from October 1996 to November 1994. Prior to joining PageNet she was the Manager of Marketing Services at Anthony Schools from September 1991 to November 1994.

PAMELA B. LAPINE has been the Company's Vice President of Marketing since October 1998 and served as the Company's Vice President of Operations from June 1996 to October 1998. Ms. LaPine is a seasoned business professional with over 20 years of management experience in Silicon Valley high tech companies. Prior to joining the Company she was a Vice President of Marketing and Administration for the LaPine Group, a private investment and turn-around firm, from January 1987 to June 1996. She started her management career as Marketing Director at Digital Recording Corp. She has served on the Board of Directors of the San Jose Cleveland Ballet and Junior Achievement, Olympiad Corporation and Partners Petroleum Corporation.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: Cornell R. Fota, Rebecca A. Callahan, and Pamela B. LaPine, Executive Officers of the

Company, each filed Form 3's late; Robert L. Priddy, a Director of the Company, filed a Form 3 late; and Mitchell H. Cohen, a 10% or greater shareholder, filed a Form 3 late and filed a Form 4 reporting one transaction late.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information regarding the executive compensation for the Company's President and each other Executive Officer who received compensation in excess of $100,000 for the fiscal years ended March 31, 1999, 1998 and 1997.

                                  SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION             AWARDS         PAYOUTS
                    -----------------------------   ---------------    -------
                                                              SECURI-
                                                              TIES
                                                              UNDERLY-
                                           OTHER    RE-       ING              ALL
                                           ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY    BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ----  --------  -----  ------   --------  -------- ------- -------
Anthony LaPine,     1999  $140,000   -0-   11,000    -0-         -0-    -0-     -0-
CEO and                                    <FN2>
Chairman of the     1998  $140,000   -0-   11,000    -0-       200,000  -0-     -0-
Board                                      <FN2>              <FN3>
                    1997  $195,000   -0-   11,000    -0-        70,000  -0-     -0-
                                           <FN2>

Nicholas Miller     1999     -0-     -0-     -0-     -0-         -0-    -0-     -0-
 <FN1>              1998  $135,000   -0-    9,000    -0-       200,000  -0-     -0-
                                           <FN2>              <FN4>
                    1997  $180,000   -0-   12,000    -0-        70,000  -0-     -0-
                                           <FN2>
----------------

<FN1>
Mr. Miller resigned as Director and Secretary of the Company and as Chief Executive Officer, President and Director of DSC DataLink Systems Corporation, the Company's wholly owned Canadian subsidiary, in February 1998.
<FN2>
Represents a car allowance.
<FN3>
Represents warrants to purchase shares of the Company's common stock at $3.75 per share which vest over a three-year period and options to purchase the Company's common stock at $4.40 which are immediately exercisable.
</FN4>
Represents warrants to purchase shares of the Company's common stock at $3.75 per share which vest over a three-year period and options to purchase the Company's common stock at $4.40 which are immediately exercisable. The number of shares covered by the warrant was subsequently reduced to 50,000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                        SECURITIES         VALUE OF
                                        UNDERLYING         UNEXERCISED
                   SHARES               UNEXERCISED        IN-THE-MONEY
                   ACQUIRED             OPTIONS/           OPTIONS/
                   ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE             EXERCISABLE/       EXERCISABLE/
      NAME         (NUMBER)   REALIZED  UNEXERCISABLE      UNEXERCISABLE
---------------    -------    --------  ----------------   ----------------

Anthony LaPine       -0-        -0-       70,000 / 0           0 / 0

EMPLOYMENT AGREEMENTS

Effective May 1, 1996, the Company entered into a three year employment agreement with Anthony LaPine, the Company's CEO, pursuant to which he receives a base salary of $140,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. Upon expiration of the initial term, the Agreement automatically renews for one year terms unless notice is provided by either party. In addition, subject to the achievement of certain mutually agreed upon performance goals, Mr. LaPine will be paid an annual bonus equal to 86% of his base salary. Mr. LaPine also receives a $1,000 per month car allowance. In the event that the Company terminates this agreement prior to the expiration of the three year term for other than cause or disability, or if Mr. LaPine terminates the agreement for "good reason" (as defined in the agreement), the Company is required to continue paying the salary and other benefits for the remainder of the term of the agreement. Mr. LaPine also receives full health, dental, vision and disability insurance.

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

On May 20, 1996, the Company entered into a Loan Forgiveness Agreement with Mr. LaPine which provided that Mr. LaPine's $1,500,000 promissory note would be forgiven if Mr. LaPine has continued to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by Mr. LaPine under his Employment Agreement on May 1, 1999. As a result, the promissory note has been forgiven as of May 2, 1999.

On January 2, 1997, the Company entered into a three year lease with Mr. and Mrs. LaPine whereby the Company leases from the LaPines 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month. The lease terminates if Mr. LaPine's employment with the Company is terminated.

The Company and Arundel Holdings, Inc., a company owned by Nicholas R. Miller and his wife, were parties to an Advisor Agreement having a three-year term which commenced May 1, 1996. The Advisor Agreement provided that Mr. Miller would receive a base salary of $180,000 per year, plus discretionary increases in accordance with the Company's normal review procedures. On September 17,

1996, the Company entered into a Directors Agreement with Mr. Miller pursuant to which Mr. Miller served as a Director of the Company. The agreement also granted Mr. Miller options to purchase 70,000 shares of the Company's Common Stock at $4.40 per share.

On February 12, 1998, the Company and Mr. Nicholas Miller, former Chairman, terminated the Advisor Agreement with Arundel Holdings, Inc. The termination was effected by a mutual release agreement which provides for the following:

     a)  full payment of past due advisory fees and expenses;
     b) modification to the warrants granted to Mr. Miller under the November 5, 1997 private placement so that Mr. Miller is to receive only 50,000 warrants of the 200,000 warrants originally agreed upon;
     c) continuance until April 30, 1999 of Mr. Miller's right to exercise the 70,000 shares in his option grant.

EMPLOYEE STOCK OPTION PLAN

During June 1996, the Board of Directors adopted the Employee Stock Option Plan (the "Plan") which was approved by the Company's shareholders on June 18, 1996. The Plan initially authorized the issuance of options to purchase up to 300,000 shares of the Company's $.01 par value Common Stock, and was amended on January 8, 1998 to authorize options to purchase up to 500,000 shares of the Company's $.01 par value Common Stock.

The Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted, as defined by the Plan.

During the fiscal year ended March 31, 1999, the Company's Board of Directors granted a total of 241,452 options to a total of 36 employees, directors and consultants.

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

Effective May 24, 1999 the Board of Directors of the Company approved the repricing of all of the options held by employees of the Company except for the Company's CEO, Anthony LaPine, and the Company's Vice President of Marketing, Pamela LaPine. Employees with an exercise price ranging between $.75 per share and $7.00 per share were offered the opportunity to amend their option grants to reprice the exercise price to $2.57 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 4, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.


                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
--------------------               ----------------         --------

Commonwealth Associates            887,051 (1)               28.6%
830 Third Avenue
New York, NY  10022

Anthony LaPine                     781,667 (2)               25.8%
1735 Technology Drive
San Jose, California  95110-1333

Orbis Pension Trustees Ltd.        399,960 (3)               14.0%
One Connaught Place
London, England W11DY

J.F. Shea Co. Inc. as Nominee      399,960 (4)               14.0%
1997-60 Edmund H. Shea Jr. VP
655 Brea Canyon Road
Walnut, CA 91789

Robert L. Priddy                   391,000 (5)               15.0%
3435 Kingsboro Road
Apt. 1601
Atlanta, GA 30362

Mitchell Cohen                     350,000                   14.3%
26 Simmons Lane
Greenwich, CT 06830

Peter A. Allard                    314,917 (6)               12.3%
Seawatch, The Garden
St. James, Barbados
British West Indies

Charles K. Dargan II                10,000 (7)                0.4%
515 S. Figueroa Street, 11th Fl.
Los Angeles, CA 90071

Fredrick M. Hoar                    10,000 (7)                0.4%
555 Twin Dolphin Drive
Suite 650
Redwood City, CA 94065

David Ladd                          10,000 (7)                0.4%
2800 Sand Hill Road
Menlo Park, CA 94025

All Officers and Directors        1,209,226 (8)              37.5%
as a Group (10 Persons)
___________________

(1) Represents 242,000 shares of Common Stock held by Commonwealth Associates; 10,000 shares underlying Series A Convertible Preferred Stock held by Commonwealth Associates; 434,284 shares underlying warrants held by Commonwealth Associates; and 200,767 shares of Common Stock underlying warrants held by Michael S. Falk, the Chairman and controlling equity owner of Commonwealth Associates.

(2) Includes 200,000 shares owned directly by Mr. LaPine; 280,000 shares underlying Series A Convertible Preferred Stock; 70,000 shares underlying currently exercisable options held by Mr. LaPine; 25,000 shares underlying currently exercisable options held by Mr. LaPine's wife and the Company's Vice President of Marketing, Pamela LaPine; 206,667 shares underlying warrants held by Mr. LaPine. Does not include 133,333 warrants issued in conjunction with the closing of the November 5, 1997 private placement which are not currently exercisable.

(3) Includes 266,640 shares underlying Series A Convertible Preferred Stock; and 133,320 shares underlying warrants.

(4) Includes 266,640 shares underlying Series A Convertible Preferred Stock; and 133,320 shares underlying warrants.

(5) Represents 231,000 shares of Common Stock; 100,000 shares underlying Series A Convertible Preferred Stock; 50,000 shares of Common Stock underlying Warrants; and 10,000 shares underlying currently exercisable options.

(6) Includes 214,917 shares of Common Stock held directly by Mr. Allard and 100,000 shares of Common Stock underlying currently exercisable warrants. Represents shares underlying currently exercisable options.

(7) Represents shares of Common Stock underlying currently exercisable options.

(8) Includes the shares listed above as beneficially owned by Messrs. LaPine, Dargan, Hoar, Ladd and Priddy, and 6,559 shares of Common Stock underlying currently exercisable options held by other executive officers.

The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS INVOLVING THE COMPANY

During July 1996, the Company completed a transaction in which it sold to an unaffiliated investor Peter Allard a Convertible Debenture in the principal amount of $2,000,000. The Debenture matured on July 1, 1998, and was convertible at any time prior thereto into shares of the Company's Common Stock at $20.00 per share. Mr. Allard was also issued a warrant to purchase up to 100,000 shares of the Company's Common Stock at $25.00 per share at any time prior to July 15, 1998. Mr. Allard also received certain registration rights. On October 14, 1996, Peter Allard exercised his right to convert the Debentures and the Company issued 100,000 shares of its Common Stock. In connection with the closing of the transaction in July 1996, the Company issued 10,000 shares of its Common Stock to the Euphemia Trust for services rendered in connection with the transaction. Peter Allard beneficially owns the shares issued to Euphemia Trust.

In September 1997, the Company entered into a settlement agreement with Peter Allard which recomputed the stock issued to Mr. Allard in the July 1996 Convertible Debenture. The settlement agreement provided for the issuance of an additional 100,000 shares of the Company's fully-paid non-assessable Common Stock and a five year warrant, commencing on December 1, 1997, to purchase 100,000 shares of the Company's Common Stock at $3.75 per share.

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

On January 2, 1997, the Company entered into a three year lease with Mr. LaPine and his wife, Pamela LaPine, whereby the Company leases from the LaPines 4,000 square feet of office space located in the LaPine's home at an annual rate of $100,000 or $8,333.37 per month. The lease terminates if Mr. LaPine's employment with the Company is terminated.

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

 3.1     Certificate of Designations,         Incorporated by reference to
         Powers, Preferences and Rights       Exhibit 3.1 to the Registrant's
         of the Series A Convertible          Form 10-KSB for the year ended
         Preferred Stock                      March 31, 1998

 3.2     Certificate of Amendment to          Incorporated by reference to
         Articles of Incorporation            Exhibit 3.2 to the Registrant's
                                              Form 10-KSB for the year ended
                                              March 31, 1998

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

10.4     8% Secured Term Note                 Incorporated by reference to
                                              Exhibit No. 10.3 to the Regis-
                                              trant's Form 8-K dated August
                                              26, 1996

10.5     Employment Agreement with            Incorporated by reference to
         Nicholas Miller dated May 1,         Exhibit 10.5 to the Regis-
         1996                                 trant's Form 10-KSB for the
                                              year ended March 31, 1997

10.6     Employment Agreement with Anthony    Incorporated by reference to
         LaPine dated May 1, 1996             Exhibit 10.6 to the Regis-
                                              trant's Form 10-KSB for the
                                              year ended March 31, 1997

10.7     Amendment No. 1 to Employment        Incorporated by reference to
         Agreement with Anthony LaPine        Exhibit 10.7 to the Regis-
         dated January 1, 1997                trant's Form 10-KSB for the
                                              year ended March 31, 1997

10.8     Lease Agreement with Anthony         Incorporated by reference to
         and Pamela LaPine dated January 2,   Exhibit 10.8 to the Regis-
         1997                                 trant's Form 10-K dated
                                              March 31, 1997

10.9     Loan Forgiveness Agreement with      Incorporated by reference to
         Anthony LaPine dated June 28, 1996   Exhibit 10.9 to the Regis-
                                              trant's Form 10-KSB for the
                                              year ended March 31, 1997

10.10    Directors Agreement with Nicholas    Incorporated by reference to
         Miller dated September 17, 1996      Exhibit 10.10 to the Regis-
                                              trant's Form 10-KSB for the
                                              year ended March 31, 1997

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

23       Consent of BDO Seidman, LLP          Filed electronically herewith

27       Financial Data Schedule              Filed electronically herewith

     (b)  REPORTS ON FORM 8-K.  None.

INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants  . . . . .  F-2

Financial Statements:

     Consolidated Balance Sheets, March 31, 1999 and 1998 . .  F-3

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 1999 and 1998 . . . .  F-4

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 1999 and 1998. . . . . . .  F-5 - F-8

     Consolidated Statements of Cash Flows for the years
     ended March 31, 1999 and 1998. . . . . . . . . . . . . .  F-9 - F-10

     Notes to Financial Statements. . . . . . . . . . . . . .  F-11 - F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
Datalink Systems Corporation:

We have audited the accompanying consolidated balance sheets of Datalink Systems Corporation and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalink Systems Corporation and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ BDO Seidman, L.L.P.

BDO Seidman, L.L.P.
San Jose, California
May 20, 1999

                          DATALINK SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

          ASSETS                                    March 31      March 31
                                                      1999          1998
CURRENT ASSETS:                                    -----------   -----------
  Cash and cash equivalents                        $ 3,169,443   $ 7,353,719
  Trade receivables (net of allowance for
    doubtful accounts of $21,715 in 1999
    and $9,800 in 1998)                                 63,319        65,241
  Other receivables                                      6,372           500
  Prepaid expenses                                      41,612        42,537
                                                   -----------   -----------
    Total current assets                             3,280,746     7,461,997

Property and equipment, net                            699,591       629,696
Other assets                                            76,730        23,625
                                                   -----------   -----------
    Total assets                                   $ 4,057,067   $ 8,115,318
                                                   ===========   ===========

          LIABILITIES
Current liabilities:
  Accounts payable                                 $   617,456   $   236,469
  Accrued expenses and other current liabilities       220,919       300,450
  Current portion of capital lease obligation           14,004        13,699
  Current portion of advances on technology sales      432,022       460,501
  Deferred revenue                                     332,212       269,538
                                                   -----------   -----------
    Total current liabilities                        1,616,613     1,280,657

Capital lease obligation,
  net of current portion                                47,439        62,640
Advances on technology sales, net
  of current portion                                 1,730,610     2,162,628
                                                   -----------   -----------
    Total liabilities                                3,394,662     3,505,925
                                                   -----------   -----------
Commitments and contingencies (Notes 13 and 15)

          SHAREHOLDERS' EQUITY:
Convertible Preferred stock: $.001 par value; $3.75
 liquidation value; Authorized: 5,000,000 shares;
 Issued and outstanding: 2,365,540 in 1999 and
 2,740,000 in 1998                                       2,366         2,740
Common stock: $.01 par value in 1999; Authorized:
 8,000,000 shares; Issued and outstanding:
 2,414,307 in 1999 and 2,018,293 in 1998                24,143        20,183
Additional paid-in capital                          28,084,147    28,007,037
Accumulated other comprehensive loss                   (82,002)      (53,923)
Notes receivable                                    (1,261,675)   (1,692,234)
Accumulated deficit                                (26,104,574)  (21,674,410)
                                                   -----------   -----------
    Total shareholders' equity                         662,405     4,609,393
                                                   -----------   -----------
    Total liabilities and shareholders' equity     $ 4,057,067   $ 8,115,318
                                                   ===========   ===========

See accompanying notes to consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                Year Ended
                                                 March 31,
                                            1999          1998
                                        ------------   -----------
     Revenue                             $ 2,128,438   $   962,461
     Cost of revenue                         822,636       530,545
     Research and development                798,549       755,080
     Sales and marketing                   2,937,140     2,133,635
     General and administrative            2,816,655     2,406,434
     Other income (notes 5 and 11)           816,378       831,429
                                        ------------   -------------
           Net loss                       (4,430,164)   (4,031,804)

     Deemed dividends on preferred
      stock                                             (8,083,000)
     Beneficial conversion feature
      of warrants issued in
      association with preferred stock                  (2,624,000)
                                        ------------   -------------
           Net loss available to
            common shareholders           (4,430,164)   (14,738,804)

     Other comprehensive income
     (loss) - Translation adjustment         (28,079)         3,732
                                        -------------  -------------

     Comprehensive loss                 $ (4,458,243)  $(14,735,072)
                                        =============  =============

     Net loss per share:
     Basic                              $      (2.12)  $      (7.53)
     Diluted                            $      (2.12)  $      (7.53)

     Shares used in per share
      calculation, basic and
      diluted                              2,093,687      1,958,622
                                        =============  =============



See accompanying notes to consolidated financial statements.

                       DATALINK SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                  ------------------------  --------------------   PAID-IN
                    SHARES     AMOUNT       SHARES       AMOUNT    CAPITAL
                  -----------  -----------  -----------  --------  -----------

Balance at
 4/1/1997                  -            -    1,918,293   $19,183   $ 8,335,777
Common stock
 issued in
 exchange for
 notes receivable
 8/20/1997                 -            -       10,000       100        99,900
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                 -            -      (10,000)     (100)      (99,900)
Peter Allard issued
 antidilutive shares
 11/15/1997                -            -      100,000     1,000         1,000
Preferred shares
 issued to CEO of
 Company in exchange
 for note receivable   280,000        280           -          -     1,049,720
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997           2,460,000      2,460           -          -     7,913,540
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                     -          -          -          -     2,329,000
Beneficial conver-
 sion for preferred
 shareholders -
 Preferred Stock              -          -          -          -     8,083,000
Beneficial conver-
 sion for Peter
 Allard                       -          -          -          -       295,000
Translation
 adjustments                  -          -          -          -            -
Amortization of
 Note receivable              -          -          -          -            -
Net loss                      -          -          -          -            -
                     ----------   --------  ----------  ---------  -----------
Balance at
3/31/1998            2,740,000    $  2,740  2,018,293   $ 20,183   $28,007,037
                     ----------   --------  ----------  ---------  -----------

                            DATALINK SYSTEMS CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                     PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                 ------------------------  --------------------    PAID-IN
                    SHARES     AMOUNT       SHARES       AMOUNT    CAPITAL
                 -----------  -----------  -----------  --------  -----------

Balance at
 3/31/1998        2,740,000     $  2,740    2,018,293   $ 20,183   $28,007,037
Options exercised         -            -       21,554        215        80,481
Conversion of
 preferred to
 common            (374,460)        (374)     374,460      3,745        (3,371)
Amortization of
 note receivable          -            -           -          -             -
Translation
 adjustment               -            -           -          -             -
Net loss                  -            -           -          -             -
                 -----------    ----------  ---------   ---------  -----------
Balance at
 3/31/1999        2,365,540     $  2,366    2,414,307   $ 24,143   $28,084,147
                 ===========    ========== ==========   ========= ============





See accompanying notes to consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                   ACCUMULATED       NOTES        ACCUMULATED
                      OTHER        RECEIVABLE       DEFICIT        TOTAL
                  COMPREHENSIVE
                      LOSS
                  -------------   ------------   ------------   ------------

Balance at
  4/1/1997        $   (57,655)   $(1,089,410)    $(6,935,606)    $   272,289
Common stock
 issued in ex-
 change for notes
 receivable
 8/20/1997                  -              -              -          100,000
Notes receivable
 canceled and com-
 mon stock returned
 9/23/1997                  -              -              -         (100,000)
Peter Allard is-
 sued antidilu-
 tive shares
 11/15/1997                 -              -              -            2,000
Preferred shares
 issued to CEO of
 company in exchange
 for note receivable        -     (1,050,000)             -             -
Preferred shares
 issued in con-
 junction with
 private placement
 11/5/1997                  -              -              -        7,916,000
Beneficial conver-
 sion for preferred
 shareholders -
 Warrants                   -              -      (2,329,000)           -
Beneficial conver-
 sion for preferred
 shareholders -
 Preferred Stock            -              -      (8,083,000)           -
Beneficial conver-
 sion for Peter
 Allard                     -              -        (295,000)           -
Translation
 adjustment             3,732              -              -            3,732
Amortization of
 Note receivable           -         447,176              -          447,176
Net loss                   -               -      (4,031,804)     (4,031,804)
                  ------------   ------------    ------------   ------------
Balance at        $   (53,923)   $(1,692,234)   $(21,674,410)    $ 4,609,393
3/31/1998         ------------   ------------    ------------    -----------

                        DATALINK SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    ACCUMULATED      NOTES       ACCUMULATED
                       OTHER       RECEIVABLE     DEFICIT        TOTAL
                  COMPREHENSIVE
                       LOSS
                  -------------  -------------  ------------   -----------
Balance at
 3/31/1998       $   (53,923)    $(1,692,234)    $(21,674,410)  $ 4,609,393
Options exercised         -            -                 -           80,696
Conversion of
 preferred to
 common                   -            -                 -             -
Amortization of
 note receivable         -           430,559             -          430,559
Translation
 adjustment           (28,079)         -                -           (28,079)
Net loss                  -            -           (4,430,164)   (4,430,164)
                 -------------  ------------     ------------  -------------
Balance at
 3/31/1999       $    (82,002)   $(1,261,675)    $(26,104,574)  $   662,405
                 =============  =============    ============   ============



See accompanying notes to consolidated financial statements.

                       DATALINK SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended
                                                          March 31,
                                                      1999         1998
                                                  -----------  -----------
Cash flows from operating activities:
  Net loss                                        $(4,430,164) $(4,031,804)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   205,305      119,723
      Allowance for doubtful accounts                  11,915        8,300
      Common stock issued in conjunction
       with anti-dilution agreement                                  2,000
      Foreign currency translation adjustment         (28,079)       3,732
      Amortization of technology advances            (460,499)    (474,882)
      Amortization of notes receivable                430,559      447,176
  Changes in assets and liabilities:
      Accounts and other receivables                  (15,865)     (23,856)
      Prepaid expenses and other assets                   925      (38,599)
      Accounts payable and accrued liabilities        372,512      291,186
      Deferred revenue                                 62,674      269,538
                                                   ----------   ----------
  Net cash used in operating activities            (3,850,717)  (3,427,486)
                                                   ----------   ----------
Cash flows from investing activities:
  Acquisition of property and equipment              (275,200)    (346,411)
  Other assets                                        (53,105)      (3,157)
                                                   ----------   ----------
  Net cash used in investing activities              (328,305)    (349,568)
                                                   ----------   ----------
Cash flows from financing activities:
  Proceeds from sale of common stock                    9,642       --
  Issuance of preferred stock                             --     7,916,000
  Advance on technology fee                               --     1,303,565
  Payments on capital lease                           (14,896)      (5,301)
                                                    ----------   ----------

 Net cash provided by (used in) financing
  activities                                           (5,254)   9,214,264
                                                   ----------   ----------
Net increase (decrease) in cash and cash
   equivalents                                     (4,184,276)   5,437,210

Cash and cash equivalents, beginning
  of period                                         7,353,719    1,916,509
                                                   ----------   ----------
Cash and cash equivalents, end of period           $3,169,443   $7,353,719
                                                   ==========   ==========

See accompanying notes to consolidated financial statements.

                         DATALINK SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                    1999           1998
                                                -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                        $    9,958     $     3,715
                                                ============   ============

  Cash paid for income taxes                    $      800     $       800
                                                ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock options exercised in
   exchange for accrued expenses                $   71,056     $   --
                                                ============   ============

  Preferred stock converted to common
  stock                                         $      374     $   --
                                                ============   ============

  Preferred stock issued in exchange for
  notes receivable                              $   --         $ 1,050,000
                                                ============   ============

  Equipment exchanged for capital lease         $   --         $    81,640
                                                ============   ============

  Common stock issued in accordance with
  antidilution agreement                        $   --         $     2,000
                                                ============   ============

  Beneficial conversion feature of warrants
  in association with of preferred stock        $   --         $ 2,329,000
                                                ============   ============

  Beneficial conversion feature for
  shareholders of common stock                  $   --         $   295,000
                                                ============   ============

  Deemed dividends on preferred stock           $   --         $ 8,083,000
                                                ============   ============


See accompanying notes to consolidated financial statements.

                       DATALINK SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. The Company is in the business of developing and marketing "Web to Wireless" information products for consumer users and business-level services utilizing the Company's XpressLink technology platform. The Company's products and services extend the World Wide Web and non-Web based customized information to individuals using wireless devices such as pagers, digital cellular phones, or personal digital assistant devices.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, DSC Datalink Systems Corporation. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development on behalf of the parent. As sales made by the Canadian subsidiary are not significant, the Company does not believe that it has a separately reportable segment.

USE OF ESTIMATES:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company places substantially all of its cash and cash equivalents in demand deposit accounts with one bank and a financial services company.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables, accounts and notes payable.

Trade receivables are with a large number of customers, dispersed across a wide national and Canadian geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

The Company rents pagers to customers principally from one supplier under month-to-month operating lease agreements. Management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay and a possible loss of sales, which would affect operating results adversely.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

LONG-TERM ASSETS:

The carrying value of property and equipment is assessed annually or when factors indicating an impairment are present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

FOREIGN CURRENCY TRANSLATION:

Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

STOCK BASED COMPENSATION:

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

REVENUE RECOGNITION:

The Company recognizes revenues from transaction fees, monthly charges, and pager rental income from its services. Revenues are deferred until services have been performed and expenses are recognized when goods have been received or services provided.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 1999 and 1998, there were no capitalized software development expenditures since the period between technological feasibility and availability have coincided and products under development have not yet achieved technological feasibility.

Research and development expenditures are expensed as incurred.

ADVERTISING EXPENDITURES:

Advertising expenditures including production costs, of $1,571,964 and $1,196,903 in 1999 and 1998 respectively, were charged to operations as incurred.

BASIC AND DILUTED NET LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). In 1999 and 1998, 5,078,750 potential shares and 5,666,107 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification has no effect on previously reported net loss or shareholders' equity.

COMPREHENSIVE INCOME (LOSS):

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ", which was adopted by the Company in the third quarter of fiscal 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items to be included, which are excluded from net income (loss) include foreign currency translations adjustments.

RECENT PRONOUNCEMENTS:

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits ", which amends previous FASB Statements No. 87,88, and 106, and which standardizes and modifies previous disclosure requirements. The Company does not currently have a pension plan or sponsor any other postretirement benefits other than a "401K Savings Plan " for which any benefits provided by the Company would be strictly voluntary.
As such, the disclosure prescribed by SFAS No. 132 is not expected to have a material impact on the Company.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ", which establishes accounting and reporting standards for derivative instruments and for hedging activities.
The Company does not currently or intend to engage in any derivative or hedging activities. As such, the disclosure prescribed by SFAS No. 133 is not expected to have a material impact on the Company.

3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist principally of balances due from customers, net of allowance for doubtful accounts. The customers are billed through customers' Visa, Mastercard, and American Express accounts.

4.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following:

                                                  MARCH 31,
                                              1999         1998
                                           ----------    ---------
       Furniture and fixtures               $ 167,592    $114,328
       Computer and office equipment          687,788     506,470
       Equipment under capital lease           81,640      81,640
       Purchased Software                     156,337     115,719
                                           -----------   ---------
                                            1,093,357     818,157

       Less accumulated depreciation
       and amortization                      (393,766)   (188,461)

                                           -----------   ---------
                                            $ 699,591   $ 629,696
                                           ===========  ==========

5.  ADVANCES ON TECHNOLOGY SALES:

During fiscal year 1997, the Company entered into two separate transactions involving the sale of rights to its technologies underlying two products, QuoteXpress and MailXpress. The transactions occurred with two separate Canadian companies and were nearly identical in nature in that they involved the receipt of cash and notes receivable from the buyers, with the notes receivable being collateralized by the intellectual properties being sold. Concurrent with the sales, Datalink and the buyers entered into "Management and Marketing Agreements" with the buyers giving the Company exclusive worldwide rights to use, modify and sub license the source code for the technologies and providing for fees to be paid to the buyers under certain conditions. Any payments between parties are contingent upon each other, and are structured in such a way to minimize the possibility that either party will ever make payments to the other. At this time, no money has been paid to the buyers and based upon current projections, it is anticipated that no moneys will be paid under the remainder of the terms.

The cash payments received up front, amounting to $2,190,000 and $2,900,000 respectively, have been accounted for under the provisions of the "Emerging Issues Task Force 88-18: Sales of Future Revenues" (EITF 88-18) and as such, were deferred and are reflected under the balance sheet caption "Advances on technology sales", and are being amortized to income using the interest method over the terms of the agreements. The notes receivable due to the Company resulting form the sales have not been recorded, as it is expected that any fees or revenue share that otherwise might accrue to the buyers of the technologies as a result of the management and marketing agreements would not be sufficient to service the note receivable principle and interest payments due Datalink. If the notes receivable due to the Company are not repaid, as presently projected, the ownership of the intellectual properties will revert back to the Company at the end of the agreements. Interest income on the notes has been recognized to the extent of the amounts due to buyers under the "Owners fee" provisions of the sales agreements, with both the interest income and the "Owners fee" reflected in Other income, along with the amortization of the technology advances.

6.  CONVERTIBLE DEBENTURES AND WARRANTS:

The Company issued a convertible debenture in July 1996 in the sum of $2 million which was subsequently converted into 100,000 shares. On July 1, 1996, the Company issued the same investor a warrant to purchase 100,000 shares of Common Stock at $25 per share exercisable at any time prior to July 1, 1998. The exercise price of the warrants associated with the common stock was in excess of the fair market value of the outstanding common stock at the time that the warrants were issued. Accordingly, no expense was recognized related to the issuance of the warrants with a nominal value. During the year ended March 31, 1998, the warrants were effectively repriced to $3.75 (post reverse split) per share. The warrants were repriced at an amount in excess of the fair market value of the common stock at the time of the repricing, and accordingly, no expense was recognized in conjunction with the repricing as the value of the repriced warrants was nominal.

The Common Stock issued under these agreements was issued pursuant to the exemption from registration under the Securities Act of 1933 (the Securities
Act) provided under Regulation S; the Company was a "Reporting Issuer" under the provisions of the Securities Act, as amended.

7.  CAPITAL LEASE:

Effective October 1997, the Company entered into a leasing agreement for certain equipment used in the operation of the Company. The lease has been classified as a capital lease, and is for a five year term, with payments due monthly with interest at 10.45% per annum. Payments, in the initial three years of the lease are approximately $2,000 per month. During the last two years of the lease the payments are reduced to approximately $1,100 per month. The lease is collaterilized by the underlying equipment included in property and equipment with an original capitalized value of $81,640. Accumulated depreciation on capitalized lease assets was $23,131 and $6,803 at March 31, 1999 and 1998 respectively. The combined principal and interest portions being recognized under the capital lease for the next four years are as follows:

               Year ended March 31,
                    2000               $21,033
                    2001                21,033
                    2002                21,033
                    2003                12,269
                                       --------
                                        75,368
               Less imputed interest   (13,925)
                                       --------
               Total                   $61,443
                                       ========

8.    INCOME TAXES:

At March 31, 1999, the Company has approximately $900,000 in Canadian net operating loss carryforwards which expire in the years 2000 through 2005.

Net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses applied under generally accepted accounting principles not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
       --------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
       -----------     ----------        ----------     ----------
        $2,730,000        2012           $2,730,000        2005
         3,219,000        2013            2,632,000        2005
         4,446,000        2019            3,820,000        2005
       -----------                       ----------
       $10,395,000                       $9,182,000
       ===========                       ==========

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                  MARCH 31,
                                                1999          1998
     Deferred tax assets:                     ----------    ----------
       Net operating loss carryforwards       $5,020,000    $4,300,000
       Less: valuation allowance              (5,020,000)   (4,300,000)
                                              ----------    ---------
                                              $        -    $       -
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

On November 5, 1997, the Company completed the sale of units of the Company's Series A convertible preferred stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of preferred stock, par value $.001, and each share of preferred stock is now convertible into one share of common stock. Also included with each unit was a detachable common stock purchase warrant to purchase 20,000 shares of the Company's common stock at a purchase price of $5.00 per share. The Company received approximately $8.0 million in cash, net of expenses, plus $1.05 million in a note receivable from the CEO of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

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

On January 15, 1998 the Board of Directors of the Company approved a 1 for 10 reverse stock split. The 1 for 10 reverse stock split was effected on February 9, 1998, and applied to all holders of Common Stock of record. As a result of the split the number of shares of Common Stock into which the Preferred Stock could be converted was reduced from 27,400,000 to 2,740,000, and the number of shares of Common Stock issued and outstanding was 2,018,293. All financial data and share data in this Form 10-KSB give retroactive effect to this split, unless otherwise indicated.

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

LIQUIDATION: In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of record of the shares of the Series A Preferred Stock shall be entitled to receive, before and in preference to any distribution or payment of assets of the Company or the proceeds thereof may be made or set apart for the holders of Common Stock or any other security junior to the Series A Preferred Stock in respect of distributions upon liquidation out of the assets of the Corporation legally available for distribution to its stockholders, in an amount in cash equal to $3.75 per share. If, upon such liquidation, the assets of the Corporation available for distribution to the holders of the Series A Preferred Stock and any other series of preferred stock then outstanding ranking on parity with the Series A Preferred Stock upon liquidation ("Parity Stock") shall be insufficient to permit payment in full to the holders of the Series A Preferred Stock and Parity Stock, then the entire assets and funds of the Company legally available for distribution to such holders and the holders of the Parity Stock then outstanding shall be distributed ratable among the holders of the Series A Preferred Stock and Parity Stock based upon the proportion the total amount distributable on each share upon liquidation bears to the aggregate amount available for distribution on all shares of the Series A Preferred Stock and such Parity Stock, if any.

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

DETACHABLE WARRANTS: The Company has granted the Series A preferred stockholders detachable warrants to purchase 1,370,000 shares of common stock. The warrants are exercisable for a period of four years commencing one year after the date of initial closing of the offering at an exercise price of $5.00 per share and expire in November 2002. The warrants are subject to redemption by the Company upon 30 days prior notice at $.50 per warrant commencing 18 months after the final closing, provided that the warrants and the underlying common shares have been registered under the Securities Act and the common stock has traded at or above $12.50 per share for 30 consecutive trading days. In connection with the private placement, the placement agent received warrants to purchase 824,383 shares of common stock with an exercise price of $3.75.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company has reserved 50,000 shares of its $.01 par value common stock for issuance to eligible persons under this plan. As of March 31, 1999, no shares had been granted under this plan.

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

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 1999, no stock appreciation rights have been granted under the Plan.

Activity for stock options under the 1996 Stock Option Incentive Plan through March 31, 1999 is as follows:

                                                                    WEIGHTED
                   SHARES      NUMBER                  AGGREGATE    AVERAGE
                  AVAILABLE      OF       PRICE PER     EXERCISE    EXERCISE
                  FOR GRANT    OPTIONS      SHARE         PRICE      PRICE
                 -----------  ---------  -----------   ----------   --------

Balance,
  4/1/1997           26,000     271,280  $20.00- $40.00  6,170,000    22.51
                  ---------   ---------                 -----------  ------
Options repriced                                        (3,838,151)    4.28

Authorized          200,000
Granted            (116,605)    116,605   $2.79-  $6.41     477,060    4.09
Canceled             56,530     (56,530)  $4.00- $40.00  (1,282,600)  22.69
Exercised              -           -
                  ---------   ---------                 -----------  ------
Balance,
 3/31/1998          165,925     331,355  $ 2.80-$20.00  $1,526,309   $ 4.61
Authorized             -           -           -             -          -
Granted            (241,452)    241,452  $ 0.75-$ 6.92  $  568,133   $ 2.35
Canceled             76,823     (76,823) $ 2.80-$20.00    (457,012)  $ 5.90
Exercised              -        (21,554) $ 2.44-$ 6.00     (80,696)  $ 3.74
                   ---------  ----------                -----------  ------
Balance,
 3/31/1999            1,296     474,430  $ 0.75-$20.00  $1,556,734   $ 3.28
                  ==========  ==========                ===========  ======

The weighted average fair value of those options granted during the years ended March 31, 1999 and 1998 was $1.61 and $4.61, respectively. Options to purchase 263,784 and 198,632 shares were exercisable with a weighted average exercise price of $4.01 and $4.97 at March 31, 1999 and March 31,1998 respectively.

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:
                                              1999           1998
             Net loss available to        -----------   -------------
                 common shareholders
               As reported               $(4,430,164)   $(14,738,804)
               Pro forma                  (4,710,975)    (14,969,197)
             Net loss per share
               As reported, basic
                 and diluted                 (2.12)            (7.53)
               Pro forma, basic
                and diluted                  (2.25)            (7.64)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 1999 and 1998:

                                            1999               1998
                                         -----------        ----------
          Expected dividend                 $ --               $ --
          Expected life of option         1-4 years          1-4 years
          Risk-free interest rate        4.63%-5.60%        5.60%-6.62%
          Expected volatility               93.5%                90%

The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The following table summarizes the stock options outstanding at March 31,
1999:
                                                             OPTIONS
             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------    -----------    --------   -----------  --------
MARCH 31, 1999

$ 0.00-$ 1.00      76,500         8.8        $ 0.98         11,500    $ 1.00
$ 1.01-$ 2.00      42,500         3.4          1.13         11,000      1.13
$ 2.01-$ 3.00      56,750         9.9          2.73          1,041      2.93
$ 3.01-$ 4.00     102,869         5.7          3.85         63,643      3.93
$ 4.01-$ 5.00     186,749         7.1          4.42        176,288      4.42
$ 5.01-$ 6.00       4,000         9.1          5.91            250      6.00
$ 6.01-$ 7.00       5,000         9.1          6.30              0         0
$ 7.01-$20.00          62         0.0         20.00             62     20.00
                  -------         ---        ------        -------    ------
                  474,430         7.1        $ 3.28        263,784    $ 4.01
                  =======         ===        ======        =======    ======

10.  REVENUE:

The Company has sales to customers in both Canada and the U.S. Revenue from Canadian Sales totaled $68,224 and $103,340 and sales from United States customers totaled $2,060,214 and $859,121 in 1999 and 1998, respectively.

11.  OTHER INCOME:

Other income (expense) consists of the following items:


                                             YEAR ENDED
          DESCRIPTION                   1999            1998
          ---------------------     ------------     -----------
          Owners fee sales          $(1,570,000)     $(1,570,000)
          of technology

          Interest on note from       1,570,000        1,570,000
          sales of technology

          Amortization of               460,502          467,949
          technology advances

          Interest income               402,164          367,436

          Miscellaneous                 (46,288)          (3,956)
                                    -----------      ------------
          Total Other income        $   816,378      $   831,429
          (expense)                 ===========      ============


12.  EARNINGS PER SHARE (EPS) DISCLOSURES:

NET LOSS PER SHARE:

The Company has adopted Financial Accounting Standards Board No. 128 "Earnings Per Share " (EPS) and accordingly all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                MARCH 31,
                                            1999          1998
                                        ------------  -------------
Basic EPS:
  Net loss                             $ (4,430,164)  $ (4,031,804)
  Deemed dividends on preferred
   stock                                          -     (8,083,000)
  Beneficial conversion feature
   of warrants in association
   with preferred stock                           -     (2,624,000)
                                       -------------  -------------
     Net loss available to common
      shareholders                     $ (4,430,164)  $(14,738,804)
                                       =============  =============

  Average common shares outstanding       2,093,687      1,958,622
                                       ------------   ------------
Basic EPS                              $      (2.12)  $     (7.53)
                                       ============   ============


Diluted EPS:
  Net loss                             $(4,430,164)   $ (4,031,804)
  Deemed dividends on preferred
   stock                                          -     (8,083,000)
  Beneficial conversion feature
   of warrants in association
   with preferred stock                           -     (2,624,000)
                                       ------------   ------------
     Net loss available to common
      shareholders                     $(4,430,164)   $(14,738,804)
                                       ============   ============

  Average common shares outstanding      2,093,687       1,958,622
  Convertible preferred                           -             -
  Warrants                                        -             -
  Stock options                                   -             -
                                       ------------   -------------
  Total shares                            2,093,687      1,958,622
                                       ------------   ------------
Diluted EPS                             $     (2.12)  $     (7.53)
                                        ===========   ============

In 1999 and 1998, 5,078,750 potential shares and 5,666,107 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

13.  OPERATING LEASES:

The Company leases space for both its San Jose and Vancouver locations through 2003. Rental expense for these leases and for various equipment leases totaled approximately $259,000 in 1999 and $123,000 in 1998.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                     2000                $ 239,331
                     2001                  231,004
                     2002                  237,217
                     2003                  100,829
                                        ----------
                                         $ 808,381
                                        ==========


14.  RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, The Company entered into a three year employment agreement with the Company's Chief Executive Officer. The agreement automatically renews for one year terms unless notice is provided by either party.

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

The note, together with interest accrued thereon has been incorporated in the balance sheet. The note plus interest is being amortized over the period of the contract as employment. Consequently, in the years ended March 31, 1999 and 1998, expense of $585,044 has been recorded in each year as compensation expense. At March 31, 1999, $48,331 was due and has been amortized in April 1999.

On January 2, 1997, the Company entered into a three year noncancelable lease agreement with the Chief Executive Officer of the Company where the Company leases office space owned by the Chief Executive Officer at an annual rate of $100,000 or $8,333.37 per month.

In conjunction with the private placement dated November 5, 1997 the Chief Executive Officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 280,000 shares of Preferred Stock with detachable warrants to purchase 140,000 shares of the Company's common stock at $5.00 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 10.25%. No payments are due until November 5, 2002 at which time the full amount is due.

15.  COMMITMENTS AND CONTINGENCIES:

During 1999 the Company entered into a Line of Credit agreement with a financial services company. The line of credit is for the express purpose of purchasing wireless information devices. The line of credit is in the amount of $1,000,000 and is collateralized by funds on account at the financial services company. Borrowings under the line of credit bear interest at a variable rate equal to 2.4% above the 30-day commercial paper rate. The line of credit expires March 27, 2000, with an automatic one year renewal provision.

The Company also has a letter of credit agreement with Union Bank of California as condition of its pager rental agreement. Under the terms of the agreement, the letter of credit is in the amount of $200,000. Borrowings under the letter of credit bear interest at prime plus 2% and required a compensating balance to be on deposit at the bank of $200,000. The letter of credit expires February 1, 2000, and is renewable. There were no amounts outstanding under either arrangement as of March 31, 1999 or 1998.

16.  EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 1999 or 1998.

17.  SUBSEQUENT EVENT

Effective May 24, 1999 the Board of Directors of the Company approved the repricing of all of the options held by employees of the Company except for those options held by the Company's CEO and the Company's Vice President of Marketing. Employees with an exercise price ranging between $.75 per share and $7.00 per share were offered the opportunity to amend their option grants to reprice the exercise price to $2.57 per share.

SCHEDULE 2

Supplementary Income Statement Information:

            COLUMN A                               COLUMN B
              ITEM                       CHARGED TO COSTS AND EXPENSE
--------------------------------------   ----------------------------

Maintenance and repairs                           $   10,537
Depreciation of property and equipment               190,304
Amortization of notes receivable                     548,287
Advertising costs                                  1,571,964
Bad debt charge-offs                                  16,963

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 1999               DATALINK SYSTEMS CORPORATION


                                  By:/s/ Anthony N. LaPine
                                     Anthony N. LaPine
                                     Chief Executive Officer
                                     and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                  DATE


/s/ Anthony N. LaPine          Chief Executive Officer     June 21, 1999
Anthony N. LaPine              and Chairman of the Board


/s/ William A. Mahan           Chief Financial Officer     June 21, 1999
William A. Mahan               and Treasurer


/s/ Charles K. Dargan II       Director                    June 21, 1998
Charles K. Dargan II


/s/ Frederick M. Hoar          Director                    June 21, 1999
Frederick M. Hoar


/s/ David Ladd                 Director                    June 21, 1999
David Ladd


/s/ Robert L. Priddy           Director                    June 21, 1999
Robert L. Priddy