Form 10QSB
period 1999-06-30
DATALINK NET INC
filed 1999-08-13
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended June 30, 1999


                       Commission file number: 0-21069


                              DATALINK.NET, INC.
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



                         Datalink Systems Corporation
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 2,903,272 shares of the Registrant's Common Stock outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                               DATALINK.NET, INC.

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 1999 and March 31, 1999                            3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three months ended
         June 30, 1999 and 1998                                      4

     c.  Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1999 and 1998         5-6

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          13
ITEM 2.  CHANGES IN SECURITIES.                                      13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        13
ITEM 5.  OTHER INFORMATION.                                          13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                           14

SIGNATURES                                                           13

                                EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                               DATALINK.NET, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30          March 31
                                         1999              1999
                                      (unaudited)
CURRENT ASSETS:                       -----------       -----------
  Cash and cash equivalents           $ 2,218,123       $ 3,169,443
  Trade receivables                        56,144            63,319
  Other receivables                                           6,372
  Prepaid expenses                         46,846            41,612
                                      -----------       -----------
     Total current assets               2,321,113         3,280,746

Property and equipment, net               654,866           699,591
Other assets                               85,461            76,730
                                      -----------       -----------
     Total assets                     $ 3,061,440       $ 4,057,067
                                      ===========       ===========
     LIABILITIES:
Current liabilities:
  Accounts payable                    $   403,793       $   617,456
  Accrued expenses and other
   current liabilities                    169,949           220,919
  Current portion of capital
   lease obligation                        14,356            14,004
  Current portion of advances
   on technology sales                    424,208           432,022
  Deferred revenue                        290,458           332,212
                                      -----------       -----------
     Total current liabilities          1,302,764         1,616,613

Capital lease obligation,
 net of current portion                    43,385            47,439
Advances on technology sales, net
 of current portion                     1,627,580         1,730,610
                                      -----------       -----------
     Total liabilities                  2,973,729         3,394,662
                                      -----------       -----------
    SHAREHOLDERS' EQUITY
Convertible Preferred stock                 1,896             2,366
Common stock                               29,033            24,143
Additional paid-in capital             28,096,871        28,084,147
Accumulated other comprehensive loss      (78,870)          (82,002)
Notes receivable                       (1,243,913)       (1,261,675)
Accumulated deficit                   (26,717,306)      (26,104,574)
                                      -----------       -----------
 Total shareholders' equity                87,711           662,405
                                      -----------       -----------
 Total liabilities and
  shareholders' equity                $ 3,061,440       $ 4,057,067
                                      ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                 DATALINK.NET, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                            Three Months Ended
                                                 June 30,
                                          1999             1998
                                      -----------       -----------

Revenue                               $   436,885       $   587,535

Cost of revenue                           199,135           213,297

Research and development                  142,349           217,923

Sales and marketing                       356,445           980,398

General and administrative                523,685           675,665

Other income                              171,997           213,744
                                      -----------       -----------

     Net loss available to               (612,732)       (1,286,004)
      common shareholders

Other comprehensive income
 (loss) - Translation                       3,132            (7,874)
                                      -----------       -----------

Comprehensive Loss                    $  (609,600)      $(1,293,878)
                                      ===========       ===========
Net loss per share:
 Basic                                $     (0.24)      $     (0.63)
 Diluted                              $     (0.24)      $     (0.63)

Shares used in per share
 calculation basic and diluted          2,508,724         2,027,657
                                      ===========       ===========






See accompanying notes to condensed consolidated financial statements.

                                DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         June 30,
                                                   1999             1998
                                                -----------      -----------
Cash flows from operating activities:
 Net loss                                       $  (612,732)     $(1,286,004)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     63,596           39,094
   Foreign currency translation adjustment            3,132           (7,874)
   Amortization of technology advances             (110,843)        (117,568)
   Amortization of note receivable                   17,762          103,430
 Changes in assets and liabilities:
   Accounts and other receivables                    13,547            9,105
   Prepaid expenses and other assets                 (5,234)          (5,933)
   Accounts payable and accrued liabilities        (264,633)          20,728
   Deferred revenue                                 (41,754)         102,604
                                                -----------      -----------
 Net cash used in operating activities             (937,159)      (1,142,418)
                                                -----------      -----------
Cash flows from investing activities:
 Acquisition of property and equipment              (18,871)        (163,732)
 Other assets                                        (8,731)               -
                                                -----------      -----------
 Net cash used in investing activities              (27,602)        (163,732)
                                                -----------      -----------

Cash flows from financing activities:
 Proceeds from sale of common stock                  17,143           46,888
 Payments on capital lease                           (3,702)          (3,292)
                                                -----------      -----------
Net cash provided by (used in) financing
 activities                                          13,441           43,596
                                                -----------      -----------
Net increase (decrease)in cash and
  cash equivalents                                 (951,320)      (1,262,554)

Cash and cash equivalents, beginning
 of period                                        3,169,443        7,353,719
                                                -----------      -----------
Cash and cash equivalents, end of period        $ 2,218,123      $ 6,091,165
                                                ===========      ===========






See accompanying notes to condensed consolidated financial statements.

                                DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                    1999            1998
                                                -----------      -----------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

 Cash paid for interest                         $     2,253      $     2,230
                                                ===========      ===========
 Cash paid for income taxes                     $     1,365      $       800
                                                ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Preferred stock converted to common
   stock                                        $       469      $         -
                                                ===========      ===========
































See accompanying notes to consolidated financial statements.

                            DATALINK.NET, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Datalink.net, Inc., formerly Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. The Company is in the business of developing and marketing "Web to Wireless" information products for consumer users and business-level services utilizing the Company's XpressLink technology platform. The Company's products and services extend the World Wide Web and non-Web based customized information to individuals using wireless devices such as pagers, digital cellular phones, or personal digital assistant devices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

3.  Other Income

Other income (expense) consists of the following items:


                                         Three Months Ended
                                               June 30,
                                        ----------------------
Description                                1999         1998
-----------------------------           ----------   ----------

Owners fee sales of technology          $(392,500)   $(392,500)

Interest on note from sales of
 technology                               392,500      392,500

Amortization of technology advances       110,844      117,568

Interest income                            59,675      104,571

Miscellaneous                               1,478       (8,395)
                                        ---------     --------

Total other income (expenses)           $ 171,997    $ 213,744
                                        =========    =========


4.  Calculations of Net Loss per share

                                           Three Months Ended
                                                June 30,
                                           1999          1998
                                        ----------   -----------
Weighted average common shares
 outstanding for the period              2,508,724     2,027,657

Shares used in per share
 calculations                            2,508,724     2,027,657

Net loss available to common
 shareholders                           $ (612,732)  $(1,286,004)

Net loss per share                      $    (0.24)  $     (0.63)


Calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Basic and diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 4,601,672 and 5,353,431 as of June 30, 1999 and 1998, respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below and in the Company's Form 10-KSB for the year ended March 31, 1999:

RESULTS OF OPERATIONS

The net loss available to common shareholders decreased from $1,286,004 during the three months ended June 30, 1998 to $612,732 for the three months ended June 30, 1999, due to the factors described below.

Revenues for the three months ended June 30, 1999 amounted to $436,885, as compared to $587,535 in the same period of 1998. The decrease in revenues was principally due to a decrease in sales of the SplitXpress product from prior periods, while sales of the QuoteXpress and lifestyle products increased somewhat. During the prior year period, the marketing strategies provided for the use of a direct sales channel utilizing extensive television and print media advertising and direct mail in order to sell its financial suite of products, including SplitXpress. Many of the customers added during that period signed up for twelve month contracts which have now terminated and which have been renewed or replaced with new sales at a much slower pace. Since January, 1999, only incidental amounts have been spent on advertising and the direct sales channel, as the Company has evolved to an indirect sales channel initiative which involves developing joint marketing alliances with various wireless carriers, information service providers, Internet companies and retail stores. Development of new alliances continues as does the development of the marketing initiatives needed in order to capitalize on the customer base of these channels. Due to the effort and time involved in jointly producing these sales and marketing initiatives, no meaningful sales volume has yet been generated from these indirect channels at this time.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues has decreased principally due to the decrease in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers. This cost of revenues is not directly proportional to revenues, and when revenues decrease as they have in the current quarter, the cost of revenues has not come down proportionally. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs. The following tables show the net revenues, cost of revenues and gross margin for the three month periods ended June 30, 1999 and 1998:


                       Three Months Ended June 30,     Increase (Decrease)
                     --------------------------------  ---------------------
                         1999              1998           $           %
                     -----------      -------------    ---------   ---------

Net revenues         $ 436,885         $ 587,535       $(150,650)   (25.6)%
Cost of revenues     $ 199,135         $ 213,297       $ (14,162)    (6.6)%
Gross margin         $ 237,750         $ 374,238       $(136,488)   (36.5)%


OPERATING EXPENSES

Operating expenses decreased during the three months ended June 30, 1999 from the same period of 1998. The Company categorizes operating expenses into three major categories: research and development, sales and marketing and general and administrative. The tables below summarize the decreases in these three categories of operating expenses:

                       Three Months Ended June 30,      Increase (Decrease)
                     ------------------------------   ---------------------
Description              1999              1998           $           %
-------------        ------------     -------------   -----------  --------

Research and
 Development         $  142,349       $  217,923      $  (75,574)   (34.7)%
Sales and
 Marketing              356,445          980,398        (623,953)   (63.6)%
General and
 Administrative         523,685          675,665        (151,980)   (22.5)%
                     ----------       ----------      ----------    ------
     Totals          $1,022,479       $1,873,986      $ (851,507)   (45.8)%
                     ==========       ==========      ==========    ======

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The decrease in these costs is due principally to additional personnel and consultants engaged in the prior year period in the development of lifestyle and other new products, such efforts having leveled off somewhat during the current quarter. Additionally, last year's quarter included one additional management person.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product line. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of sales personnel and a customer support call center. These costs have decreased substantially in the quarter ended June 30, 1999 from the quarter ended June 30, 1998, due principally to elimination of virtually all advertising in the current quarter. This advertising decrease amounted to a savings of approximately $600,000.

General and administrative expenses include accounting and legal, including the costs associated with being a publicly traded company, rent, depreciation of furniture and fixtures and other fixed assets, administrative personnel, and other overhead related costs. These costs decreased in the current quarter due in part to reductions in administrative and accounting personnel and the cessation during the current period of non-cash costs associated with a loan forgiveness agreement with the Company's chief executive officer, due to the completion of the amortization of the loan forgiveness period.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of deferred revenue from technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):

                    Three Months Ended June 30,      Increase (Decrease)
                    -----------------------------    ---------------------
Description             1999            1998             $           %
-----------------   ------------    -------------    ----------  ---------
Owner's fee-sales
 of technology      $ (392,500)     $  (392,500)     $       0         0 %
Interest on notes
 from sales of
 technology            392,500          392,500              0         0 %
Amortization of
 technology
 advances              110,844          117,568         (6,724)     (5.7)%
Interest income         59,675          104,571        (44,896)    (42.9)%
Miscellaneous            1,478           (8,395)         9,873     126.8 %
                    ----------      -----------      ---------     ------
     Totals         $  171,997      $   213,744      $ (41,747)    (19.5)%
                    ==========      ===========      =========     ======

The resultant non-operating income decreased during the three months ended June 30, 1999 from the three months ended June 30, 1998 due principally to the reduction in interest income from the cash available for investment over the periods, due to cash being utilized in operations, as reflected in the following table of Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the periods are summarized below:

                             Three Months Ended June 30,
                            ------------------------------
Product                         1999             1998           Change
---------------             ------------     -------------    -----------

Cash used in operating
 activities                 $  (937,159)     $(1,142,418)     $  205,259
Cash used in investing
 activities                     (27,602)        (163,732)        136,130
Cash provided by (used in)
 financing activities            13,441           43,596         (30,155)
                            ------------     -------------    -----------
Net increase (decrease)
 in cash and cash
 equivalents                $  (951,320)     $(1,262,554)     $  311,234
                            ============     =============    ===========

As of June 30, 1999, the Company had cash and cash equivalents amounting to $2,218,123 exclusive of reserves on deposit with our merchant bank of $77,007, which reserves may not all be immediately available for usage. Cash and cash equivalents decreased $951,320 during the three months ended June 30, 1999. This decrease was partially due to the reduction in accounts payable and accrued liabilities of approximately $264,000 during the quarter. The Company has not yet generated sufficient revenues to cover the costs associated with product support and development, marketing and sales, and administrative costs, as the Company is continuing to develop its markets as mentioned under Results of Operations. These marketing and sales initiatives through indirect channel sales include retail and resellers such as Office Depot, Totally Wireless, Progressive Communications and others, wireless communications carriers such as SkyTel and BellSouth, Internet marketing through the Company's affiliate membership program with "Linkshare" and other Internet-based e-commerce marketing activities. There are no material advertising contracts or commitments for capital expenditures at June 30, 1999. The Company has a letter of credit with a bank in the amount of $200,000, and a credit line of $1,000,000 at June 30, 1999. Subsequent to June 30, 1999, the Company has borrowed $250,000 on the credit line. While working capital appears adequate for the year, management anticipates the need to raise additional funds during this period in order to fund new marketing and development initiatives and to insure adequate working capital for continued expansion.

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

The Company does not use mainframe computers in its internal operations. Consequently, it does not have the extent of Year 2000 issues of other companies that depend on what is commonly know as "legacy" systems. The Company uses PCS and "server class" systems in its operations and the operating system for its software platform and technology is Microsoft Windows NT.

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


                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.

The Company issued securities which were not registered under the Securities Act of 1933, as amended as follows:

During the quarter ended June 30, 1999, the Company issued a total of 11,639 shares of common stock to seven investors in exchange for warrants to purchase shares of the Company's common stock in "cashless exercise" transactions under the terms of such warrants. In addition, the Company issued 2,000 shares of its common stock to one investor upon the exercise of warrants for which the Company received $7,500 in cash.

With respect to these transactions, the Company relied on Sections 3(a)(9) and/or 4(2) of the Securities Act of 1933, as amended. The investors were give complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 22, 1999, the Company held a Special Meeting of its shareholders at which the shareholders considered the approval of an amendment to Articles of Incorporation to increase the number of shares of authorized common stock from 8,000,000 shares to 50,000,000 shares; the approval of an increase in the number of shares of common stock included in the Company's Employee Stock Option Plan from 500,000 shares to 1,000,000 shares; and the approval of an amendment to the Company's Articles of Incorporation to change the name of the Company to "Datalink.net, Inc." The Amendments to the Articles of Incorporation to increase the number of shares of common stock authorized and to change the name of the company were approved. The amendment to the Employee Stock Option Plan was not approved.

The number of shares voted for and against, as well as the number of abstentions and broker non-votes, as to each of the matters presented is set forth below:

     AMENDMENT TO INCREASE AUTHORIZED STOCK

     FOR                AGAINST          ABSTAINED

     2,478,340 votes    97,286 votes     4,734 votes


     AMENDMENT TO STOCK OPTION PLAN

     FOR                AGAINST          ABSTAINED      BROKER NON-VOTES

     1,644,156 votes    76,022 votes     5,519 votes    854,763 votes


     CHANGE OF NAME

     FOR                AGAINST          ABSTAINED

     2,572,966 votes    3,128 votes      4,363 votes


ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               None

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION



Date:   August 13, 1999             By: /s/ Anthony N. LaPine
                                        Anthony N. LaPine, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



                                    By: /s/ William Mahan
                                        William Mahan, Chief Financial
                                        Officer (Principal Financial Officer)

                              INDEX TO EXHIBITS
EXHIBIT                                               METHOD OF FILING
-------                                        -------------------------

  27.     Financial Data Schedule              Filed herewith electronically