Form 10QSB
period 1999-09-30
DATALINK NET INC
filed 1999-11-15
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1999


                       Commission file number: 33-21508


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

                           Yes [ X ]   No [   ]

There were 3,498,433 shares of the Registrant's Common Stock outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                               DATALINK.NET, INC.

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         September 30, 1999 and March 31, 1999                       3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three and six month
         periods ended September 30, 1999 and 1998                   4

     c.  Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 1999 and 1998        5

     d.  Notes to Condensed Consolidated Financial Statements        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          15
ITEM 2.  CHANGES IN SECURITIES.                                      15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        15
ITEM 5.  OTHER INFORMATION.                                          15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K                             15


SIGNATURES                                                           16

                                EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                                DATALINK.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     September 30         March 31
                                         1999               1999
     ASSETS                          (Unaudited)
Current Assets:                       ------------      ------------
  Cash and cash equivalents           $ 1,612,300       $ 3,169,443
  Restricted cash                         512,895              --
  Trade receivables                        43,758            63,319
  Other receivables                         4,236             6,372
  Prepaid expenses                         39,492            41,612
                                      -----------       -----------
     Total current assets               2,212,681         3,280,746

Property and equipment, net               600,501           699,591
Other assets                               57,229            76,730
                                      -----------       -----------
     Total assets                     $ 2,870,411       $ 4,057,067
                                      ===========       ===========
     LIABILITIES
Current liabilities:
 Accounts payable                     $   562,121       $   617,456
 Note payable to bank                     512,895             --
 Accrued expenses and other
  current liabilities                     216,643           220,919
 Current portion of capital
  lease obligation                         14,684            14,004
 Current portion of advances
  on technology sales                     416,096           432,022
 Deferred revenue                         216,917           332,212
                                      -----------       -----------
     Total current liabilities          1,939,356         1,616,613

Capital lease obligation, net of
 current portion                           39,222            47,439
Advances on technology sales, net
 of current portion                     1,526,693         1,730,610
                                      -----------       -----------
     Total Liabilities                  3,505,271         3,394,662
                                      -----------       -----------
     SHAREHOLDERS' EQUITY
Convertible Preferred stock                 1,327             2,366
Common stock                               34,985            24,143
Additional paid-in capital             28,091,489        28,084,147
Accumulated other comprehensive loss      (81,080)          (82,002)
Notes receivable                       (1,276,873)       (1,261,675)
Accumulated deficit                   (27,404,708)      (26,104,574)
                                      -----------       -----------
 Total shareholders' equity (deficit)    (634,860)          662,405
                                      -----------       -----------
 Total liabilities and
  shareholders' equity (deficit)      $ 2,870,411       $ 4,057,067
                                      ===========       ===========
See accompanying notes to condensed consolidated financial statements.

                             DATALINK.NET, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               (unaudited)

                             Three Months Ended         Six Months Ended
                                  September 30            September 30
                           -----------------------   ------------------------
                             1999          1998         1999          1998
                           ----------   ----------   -----------  -----------

Revenue                    $ 383,053    $  509,121   $   819,938  $ 1,096,656

Cost of revenue              225,801       219,047       424,936      432,344

Research and development     142,666       224,135       285,015      442,058

Sales and marketing          306,963       929,158       663,408    1,909,556

General and administrative   546,601       856,081     1,070,286    1,531,746

Other income (Note 3)        151,576       230,268       323,573      444,012
                           ---------   -----------   -----------  -----------
  Net loss available to
   common shareholders      (687,402)   (1,489,032)   (1,300,134)  (2,775,036)

Other comprehensive
 income (loss) -
 Translation                  (2,210)       12,112           922        4,238
                           ---------   -----------   -----------  -----------

Comprehensive Loss         $(689,612)  $(1,476,920)  $(1,299,212) $(2,770,798)
                           =========   ===========   ===========  ===========

 Net loss per share
 (Note 4):
 Basic                    $   (0.21)  $     (0.73)   $     (0.45) $     (1.37)
 Diluted                  $   (0.21)  $     (0.73)   $     (0.45) $     (1.37)

Shares used in per share
 calculation, basic and
 diluted                  3,243,390     2,032,116      2,878,035    2,027,937
                          =========== ============   ===========  ============







See accompanying notes to condensed consolidated financial statements.

                                DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six Months Ended
                                                         September 30
                                                 ---------------------------
                                                     1999           1998
                                                 -----------    -----------
Cash flows from operating activities:
 Net loss                                        $(1,300,134)   $(2,775,036)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     119,267         90,247
   Foreign currency translation adjustment               922          4,238
   Amortization of technology advances              (219,841)      (233,545)
   Amortization of note receivable                   (15,198)       220,644
 Changes in assets and liabilities:
   Accounts and other receivables                     21,697         17,777
   Prepaid expenses and other assets                   2,120        (31,165)
   Accounts payable and accrued liabilities          (59,611)       203,598
   Deferred revenue                                 (115,295)       178,368
                                                 -----------    -----------
 Net cash used in operating activities            (1,566,073)    (2,324,874)

Cash flows from operating activities:
 Acquisition of property and equipment               (20,177)      (254,733)
 Other assets                                         19,501         22,040
                                                 -----------    -----------
Net cash used in investing activities                   (676)      (276,773)

Cash flows from financing activities:
 Proceeds from note payable to bank                  512,895           --
 Proceeds from sales of common stock                  17,143         46,888
 Payments on capital lease                            (7,537)        (7,817)
                                                 -----------    -----------
 Net cash provided by financing activities           522,501         39,071
                                                 -----------    -----------

 Net decrease in cash and cash
  equivalents                                     (1,044,248)    (2,562,576)

 Cash and cash equivalents and restricted
  cash, beginning of period                        3,169,443      7,353,719
                                                 -----------    -----------

Cash and cash equivalents and restricted
 cash, end of period                             $ 2,125,195    $ 4,791,143
                                                 ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                               DATALINK.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                     1999         1998
                                                  ---------    ---------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

 Cash paid for interest                           $  4,295     $  5,031
                                                  ========     ========
 Cash paid for income taxes                       $  1,365     $  9,771
                                                  ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Preferred stock converted to common
   stock                                          $  1,039     $   --
                                                  ========     ========

  Common stock exchanged for accrued
    expenses                                      $   --       $ 18,176
                                                  ========     ========






























See accompanying notes to consolidated financial statements.

                                DATALINK.NET, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  FORMATION AND BUSINESS OF THE COMPANY

Datalink.net, Inc., formerly Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. Datalink.net provides Web-to-Wireless[TM] services for Internet-based enterprises and for consumers seeking wireless access to Internet content and information. Through its patented XpressLink middleware platform, the Company constructs an array of information products that address the needs of consumers and enterprises to receive and distribute selective data to individuals using wireless devices such as pagers, digital cellular phones, or PDA's (Personal Digital Assistants).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

3.  OTHER INCOME

Other income (expense) consists of the following items:

                               Three Months Ended        Six Months Ended
                                  September 30             September 30
                            ----------------------     --------------------
Description                    1999        1998          1999        1998
------------------------    ---------    ---------     ---------   --------
Owners fee sales
 of technology              $(392,500)   $(392,500)   $(785,000)  $(785,000)

Interest on note from
 sales of technology          392,500      392,500      785,000     785,000

Amortization of
 technology advances          108,999      115,977      219,843     233,543

Interest income                57,108      122,287      116,783     226,858

Miscellaneous                 (14,531)      (7,996)     (13,053)    (16,391)
                            ----------   ----------  -----------  ----------
Total other income
 (expenses)                 $ 151,576    $ 230,268    $ 323,573    $444,012
                            ==========   ==========  ===========  ==========

4.  CALCULATIONS OF NET LOSS PER SHARE

                          Three Months Ended            Six Months Ended
                             September 30                  September 30
                        ------------------------     ------------------------
                          1999          1998           1999          1998
                        ----------   -----------     ----------   -----------
Weighted average
 common shares
 outstanding for
 the period             3,243,390     2,032,116      2,878,035      2,027,937

Shares used in per
 share calculations     3,243,390     2,032,116      2,878,035      2,027,937

Net loss available to
 common shareholders   $ (687,402)  $(1,489,032)   $(1,300,134)  $ (2,775,036)

Net loss per share     $    (0.21)  $     (0.73)   $     (0.45)  $      (1.37)


Calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Primary and fully diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 4,570,139 and 5,524,424 as of September 30, 1999 and 1998, respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

5.  NOTE PAYABLE

During the fiscal year ended March 31, 1999, Datalink.net entered into a Line of Credit agreement with a financial services company. The credit line is in the amount of $1,000,000 and is collateralized by funds on account at the financial services company. At September 30, 1999, credit line borrowings amounted to $512,895, resulting in a like amount of cash being classified as restricted on the balance sheet of the Company.

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

RESULTS OF OPERATIONS

The net loss available to common shareholders decreased during the three and six month periods ended September 30, 1999 to $687,402 and $1,300,134 respectively, from $1,489,032 and $2,775,036 in the three and six month periods ended September 30, 1998.

Revenues for the three and six month periods ended September 30, 1999 were $383,053 and $819,938 respectively, as compared to $509,121 and $1,096,656 for the like periods ended September 30, 1998. The revenue decreases resulted from the Company's overall strategic re-positioning as an enterprise service provider that involved major infrastructure changes -- namely a strategic marketing shift away from media advertising and a shift in sales strategy from direct to indirect sales channels. The virtual elimination of media advertising effective January 1999 caused sales of the financial suite of products to decrease, which in turn created a decrease in revenues. Despite the immediate revenue downturn, the re-direction of marketing and sales strategy is essential to the Company's increased emphasis on enterprise wireless and two-way initiatives. The new focus on business-to-business initiatives and indirect channel sales through marketing alliances with paging and PCS carriers as well as retail stores offers excellent potential for future revenues and ultimately profits. Due to the efforts involved in setting up the infrastructure for these new products and services, however, revenues have not yet begun to replace those lost from the direct channel sales efforts.

Programs with previously announced indirect channel partners including SkyTel, Arch/MobilComm, BellSouth Wireless and Office Depot are all in notable stages of implementation, though have yet to result in any significant revenues to date. SkyTel's sales initiatives for Datalink.net products have been in a holding pattern during their recent acquisition, and are just now beginning to be fully implemented. The Arch/MobilComm wireless information products are now in a customer trial phase in limited areas and current indicators suggest that these products will be rolled out across their service areas in January 2000. BellSouth Wireless, Office Depot and other retail sales have not been meaningful to date and new marketing initiatives are being developed to assist in sales of products through these indirect channels.

Business-to-business initiatives reflect not only strategic re-positioning in terms of Company business model, including marketing and sales strategic shifts, but also a re-directing of technological developments. Since the last quarter, Datalink.net has acquired even greater protection of its core technology through the issuance of a new patent. New technological developments over the next year will focus on two-way and WAP-enabled products consistent with third-generation PCS phones. This shift in technological developments will synchronize with new marketing and sales strategies to establish Datalink.net as the wireless application service provider for Internet enterprises. Though still in developmental stages, business-to-business initiatives continue to be seriously discussed between Datalink.net and major enterprises, including portals, web-based enterprises, and PCS
carriers and manufacturers.   The movement of these enterprise initiatives out
of the development stage and into the implementation stage is expected to ultimately result in a significant jump in future revenue.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues has decreased during the six months ended September 30, 1999, as compared to the prior year period, principally due to the decrease in net revenues, but increased slightly for the three month period then ended, as compared to the like three month period in the prior year. Cost of revenues represents the direct costs necessary to provide the services to customers. This cost is not directly proportional to revenues, and when revenues decrease, as they have in the current quarter and six month periods, the cost of revenues has not changed proportionally. Additionally, certain salary costs totaling $8,250 and $16,500 were charged to cost of revenues for the three and six month periods ended September 30, 1999 that were classified as sales expenses in the prior year. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs or pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs. The following tables show the net revenues, cost of revenues and gross margin for the three month and six month periods ended September 30, 1999 and 1998:

                     Three Months Ended September 30      Increase (Decrease)
                     --------------------------------  ---------------------
                         1999              1998           $           %
                     -----------      -------------    ---------   ---------

Net revenues         $ 383,053          $ 509,121      $(126,068)   (24.8)%
Cost of revenue      $ 225,801          $ 219,047      $   6,754      3.1 %
Gross margin         $ 157,252          $ 290,074      $(132,822)   (45.8)%

                     Six Months Ended September 30        Increase (Decrease)
                     ------------------------------    ----------------------
                         1999              1998           $           %
                     -----------       ------------    ----------   ---------
Net revenues         $ 819,938         $1,096,656      $(276,718)    (25.2)%
Cost of revenue        424,936            432,344         (7,408)     (1.7)%
Gross margin           395,002            664,312       (269,310)    (40.5)%

OPERATING EXPENSES

Operating expenses have decreased during the three month and six month periods ended September 30, 1999 from the same periods of 1998. The Company categorizes operating expenses into three major categories: research and development, sales and marketing and general and administrative. The tables below summarize the changes in these three categories of operating expenses:

                    Three Months Ended September 30    Increase (Decrease)
                    -------------------------------   ---------------------
Description              1999              1998           $           %
-------------        ------------     -------------   ------------  --------
Research and
 development         $  142,666       $  224,135      $   (81,469)   (36.3)%
Sales and
 marketing              306,963          929,158         (622,195)   (67.0)%
General and
 administrative         546,601          856,081         (309,480)   (36.2)%
                     ------------     ------------    ------------  --------
     Totals          $  996,230       $2,009,374      $(1,013,144)   (50.4)%
                     ============     ============    ============  ========

                    Six Months Ended September 30      Increase (Decrease)
                    ------------------------------     ----------------------
Description           1999               1998               $            %
------------        -----------       ------------     ------------   -------
Research and
 development        $  285,015        $  442,058       $  (157,043)   (35.5)%
Sales and
 marketing             663,408         1,909,556        (1,246,148)   (65.3)%
General and
 administrative      1,070,286         1,531,746          (461,460)   (30.1)%
                    -----------      ------------      ------------  --------

    Totals          $2,018,709        $3,883,360       $(1,864,651)   (48.0)%
                    ===========      ============      ============  ========


Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The decrease in these costs is due principally to additional personnel and consultants engaged in the prior year period in the development of lifestyle and other new products, such efforts having leveled off somewhat during the current periods. Additionally, last year's periods included one additional management person.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product line. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of sales personnel and a customer support call center. These costs have decreased substantially in the quarter and six month periods ended September 30, 1999 from the periods ended June 30, 1998, due principally to elimination of virtually all advertising during the current periods. This advertising decrease amounted to a savings of approximately $550,000 and $1,150,000 for the three and six month periods ended September 30, 1999.

General and administrative expenses include accounting and legal, including the costs associated with being a publicly traded company, rent, depreciation of furniture and fixtures and other fixed assets, administrative personnel, and other overhead related costs. These costs decreased in the current periods due in part to reductions in administrative and accounting personnel and the cessation of non-cash costs associated with a loan forgiveness agreement with the Company's chief executive officer, due to the completion of the amortization of the loan forgiveness period.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of deferred revenue from technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):

                    Three Months Ended September 30     Increase (Decrease)
                    -------------------------------    --------------------
Description             1999            1998               $           %
-----------------   ------------    ---------------    ---------   --------
Owner's fee-sales
 of technology      $ (392,500)     $  (392,500)       $     0          0 %
Interest income
 sales of
 technology            392,500          392,500              0          0 %
Amortization of
 technology
 advances              108,999          115,977         (6,598)      (6.0)%
Interest income         57,108          122,287        (65,179)     (53.3)%
Miscellaneous          (14,531)          (7,996)        (6,535)     (81.7)%
                    ------------    -------------    ----------    ---------
     Totals         $  151,576      $   230,268      $ (78,692)     (34.2)%
                    ============    =============    ==========    =========


                    Six Months Ended September 30      Increase (Decrease)
                    -----------------------------    ---------------------
Description             1999            1998             $           %
-----------------   ------------    -------------    ----------  ---------
Owner's fee-sales
 of technology      $ (785,000)     $  (785,000)     $       0         0 %
Interest income
 sales of
 technology            785,000          785,000              0         0 %
Amortization of
 technology
 advances              219,843          233,545        (13,702)     (5.9)%
Interest income        116,783          226,858       (110,075)    (48.5)%
Miscellaneous          (13,053)         (16,391)         3,338      20.4 %
                    ------------    -------------    ----------  ---------
     Totals         $  323,573      $   444,012      $(120,439)     27.1 %
                    ============    =============    ==========  =========

As reflected in the above tables, other than interest income, most other income (expense) items have remained relatively constant. The amortization of technology advances has decreased slightly due to the application of the effective interest method of amortization on the balance. Interest income has decreased because of the reduction of cash available for investment due to cash utilized in operations, as reflected in the following table of Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the six month periods are summarized below:

                            Six Months Ended September 30
                            ------------------------------
                                                                Favorable
Product                         1999             1998            Change
---------------             ------------     -------------    -----------

Cash used in operating
 activities                 $(1,566,073)     $(2,324,874)     $  758,801
Cash used in investing
 activities                        (676)        (276,773)        276,097
Cash provided by
 financing activities           522,501           39,071         483,430
                            ------------     -------------    -----------
Net decrease
 in cash and cash
 equivalents and
 restricted cash            $(1,044,248)     $(2,562,576)     $1,518,328
                            ============     =============    ===========

As of September 30, 1999, the Company had cash and cash equivalents and restricted cash amounting to $2,125,195 exclusive of reserves on deposit with our merchant bank of $48,775, which reserves may not all be immediately available for usage. Additionally, the restricted cash of $512,895 is available for usage only upon repayment of a note payable to a financial services company in a like amount. The remainder of cash and cash equivalents available for usage amounted to $1,612,300. Cash, cash equivalents and restricted cash decreased $1,044,248 during the six months ended September 30, 1999 principally due to the net loss for the period of $1,300,134 offset somewhat by credit line borrowings amounting to $512,895. The Company has not yet generated sufficient revenues to cover the cost associated with product support and development, marketing and sales, and administrative costs, as the Company is continuing to develop its markets as mentioned under Results of Operations. There are no material advertising contracts or commitments for capital expenditures at September 30, 1999. As mentioned above, the Company has borrowed $512,895 during the six month period from a financial services company, against cash deposits. While working capital appears adequate for the remainder of the fiscal year, management anticipates the need to raise additional funds during this period in order to fund new marketing and development initiatives and to insure adequate working capital for continued expansion.

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

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

The Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 1999, the Company issued a total of 24,165 shares of its common stock to Private Placement Warrant holders in exchange for a total of 193,320 Private Placement Warrants to purchase shares of the Company's common stock pursuant to a "Warrant Exchange Offer" which was filed electronically with the Securities and Exchange Commission on August 25,
1999 and which terminated on September 23, 1999.   Also, the Company issued
831 shares of its common stock to Agent Warrant holders in exchange for a total of 4,984 Agent's Warrants pursuant to a "Warrant Exchange Offer" which was filed electronically on August 26, 1999 with the Securities and Exchange Commission and which terminated on September 24, 1999.

With respect to these transactions, the Company relied on Sections 3 (a)(9) and/or 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K.

         A) Exhibits:
            Exhibits 27 - Financial Data Schedule

         B) Reports on Form 8K
            None

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATALINK SYSTEMS CORPORATION



Date:   November 15, 1999           By: /s/ Anthony N. LaPine
                                        Anthony N. LaPine, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



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