Form 10QSB
period 1999-12-31
DATALINK NET INC
filed 2000-02-14
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 1999


                       Commission file number: 1-15569


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

                           Yes [ X ]   No [   ]

There were 3,967,124 shares of the Registrant's Common Stock outstanding as of December 31, 1999.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                               DATALINK.NET, INC.

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 1999 and March 31, 1999                        3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three and nine month
         periods ended December 31, 1999 and 1998                    4

     c.  Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1999 and 1998        5

     d.  Notes to Condensed Consolidated Financial Statements        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          16
ITEM 2.  CHANGES IN SECURITIES.                                      16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        16
ITEM 5.  OTHER INFORMATION.                                          16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K                             16


SIGNATURES                                                           17

                                EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                                DATALINK.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 31         March 31
                                         1999               1999
     ASSETS                          (Unaudited)
Current Assets:                       ------------      ------------
  Cash and cash equivalents           $ 1,652,957       $ 3,169,443
  Restricted cash                       1,011,013              --
  Trade receivables                        44,578            63,319
  Other receivables                         9,006             6,372
  Prepaid expenses                         14,583            41,612
                                      -----------       -----------
     Total current assets               2,732,137         3,280,746

Property and equipment, net               574,605           699,591
Other assets                               53,038            76,730
                                      -----------       -----------
     Total assets                     $ 3,359,780       $ 4,057,067
                                      ===========       ===========
     LIABILITIES
Current Liabilities:
 Accounts payable                     $   494,526       $   617,456
 Note payable to bank                   1,011,013              --
 Accrued expenses and other
  current liabilities                     265,658           220,919
 Current portion of capital
  lease obligation                         15,332            14,004
 Current portion of advances
  on technology sales                     407,674           432,022
 Deferred revenue                         185,005           332,212
                                      -----------       -----------
     Total current liabilities          2,379,208         1,616,613

Capital lease obligation, net of
 current portion                           34,743            47,439
Advances on technology sales, net
 of current portion                     1,428,031         1,730,610
                                      -----------       -----------
     Total liabilities                  3,841,982         3,394,662
                                      -----------       -----------
     SHAREHOLDERS' EQUITY
Convertible Preferred stock                 1,072             2,366
Common stock                               39,671            24,143
Additional paid-in capital             29,085,278        28,084,147
Accumulated other comprehensive loss      (81,698)          (82,002)
Notes receivable                       (1,309,873)       (1,261,675)
Accumulated deficit                   (28,216,252)      (26,104,574)
                                      -----------        ----------
 Total shareholders' equity (deficit)    (482,202)          662,405
                                      -----------       -----------
 Total liabilities and
  shareholders' equity (deficit)       $3,359,780        $4,057,067
                                      ===========        ==========

See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (unaudited)

                             Three Months Ended         Nine Months Ended
                                  December 31              December 31
                           -----------------------   ------------------------
                             1999          1998         1999          1998
                           ----------   ----------   -----------  -----------

Revenue                    $ 326,761    $ 561,414   $ 1,146,699   $ 1,658,070

Cost of revenue             (172,113)    (204,771)     (597,049)     (637,115)

Research and development    (140,986)    (153,023)     (426,001)     (595,082)

Sales and marketing         (303,127)    (625,366)     (966,535)   (2,534,922)

General and administrative  (674,768)    (621,215)   (1,745,054)   (2,152,961)

Other income (Note 3)        152,289      204,381       475,862       648,394
                           ----------   ----------   -----------  -----------
  Net loss available to
   common shareholders     $(811,944)   $(838,580)  $(2,112,078)  $(3,613,616)
                           =========    =========   ===========   ===========

Other comprehensive
 income (loss) -
 Translation                    (618)      (36,039)         304       (31,801)
                           ---------    ----------  -----------   -----------

Comprehensive loss         $(812,562)  $  (874,619) $(2,111,774)  $(3,645,417)
                           ==========   =========== ===========   ============
Net loss per share
 (Note 4):
 Basic                    $    (0.23)  $     (0.41)  $     (0.68) $     (1.78)
 Diluted                  $    (0.23)  $     (0.41)  $     (0.68) $     (1.78)

Shares used in per share
 calculation, basic and
 diluted                   3,573,153     2,039,701     3,110,583    2,031,873
                          ===========  ============  ===========  ============







See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                       Nine Months Ended
                                                         December 31
                                                 ---------------------------
                                                     1999           1998
                                                 ------------   ------------
Cash flows from operating activities:
 Net loss                                        $(2,112,078)   $(3,613,616)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     178,050        127,490
   Foreign currency translation adjustment               304        (31,801)
   Issuance of common stock for services             121,719           --
   Compensation related to warrants issued           105,550           --
   Amortization of technology advances              (326,925)      (347,876)
   Amortization of note receivable                   (48,198)       318,635
 Changes in assets and liabilities:
   Trade and other receivables                        16,107          2,986
   Prepaid expenses and other assets                  27,029        (27,273)

   Accounts payable and accrued liabilities          (78,191)       334,180
   Deferred revenue                                 (147,207)        86,759
                                                 -----------    -----------
 Net cash used in operating activities            (2,263,840)    (3,150,516)

Cash flows from investing activities:
 Acquisition of property and equipment               (53,064)      (250,288)
 Other assets                                         23,690        (31,166)
                                                 -----------    -----------
Net cash used in investing activities                (29,374)      (281,454)

Cash flows from financing activities:
 Proceeds from note payable to bank                1,011,013           --
 Proceeds from sales of common stock                 788,096         46,888
 Payments on capital lease                           (11,368)       (11,286)
                                                 -----------    -----------
 Net cash provided by financing activities         1,787,741         35,602
                                                 -----------    -----------

 Net decrease in cash and cash
  equivalents                                       (505,473)    (3,396,368)

 Cash and cash equivalents and restricted
  cash, beginning of period                        3,169,443      7,353,719
                                                 -----------    -----------


Cash and cash equivalents and restricted
 cash, end of period                             $ 2,663,970    $ 3,957,351
                                                 ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                                    1999          1998
                                                  --------      --------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

 Cash paid for interest                           $ 37,379      $  7,352
                                                  ========      ========
 Cash paid for income taxes                       $    940      $  2,005
                                                  ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Preferred stock converted to common
   stock                                          $  1,294      $    124
                                                  ========      ========

  Common stock exchanged for accrued
    expenses                                      $   --        $ 18,176
                                                  ========      ========

  Cashless exercise of warrants                   $     69      $   --
                                                  ========      ========



























See accompanying notes to condensed consolidated financial statements.

                            DATALINK.NET, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (unaudited)

1. FORMATION AND BUSINESS OF THE COMPANY

Datalink.net, Inc., formerly Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. Datalink.net provides Web-to-Wireless(TM) services for Internet-based enterprises and for consumers seeking wireless access to Internet content and information. Through its patented XpressLink middleware platform, the Company constructs an array of information products that address the needs of consumers and enterprises to receive and distribute selective data to individuals using wireless devices such as pagers, digital cellular phones, or PDA's (Personal Digital Assistants).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

3. OTHER INCOME

Other income (expense) consists of the following items:

                               Three Months Ended        Nine Months Ended
                                   December 31             December 31
                           ----------------------     --------------------
Description                    1999        1998          1999        1998
------------------------    ---------    ---------     ---------   --------
Owners fee sales
 of technology              $(392,500)   $(392,500)  $(1,177,500) $(1,177,500)

Interest on note from
 sales of technology          392,500      392,500     1,177,500    1,177,500

Amortization of
 technology advances          107,083      114,331      326,925       347,876

Interest income                59,208       98,286      175,992     325,150

Miscellaneous                 (14,002)      (8,236)     (27,055)    (24,632)
                            ---------    ---------   ----------   ---------
Total other income
 (expenses)                 $ 152,289    $ 204,381    $ 475,862   $ 648,394
                            =========    =========    =========   =========

4.  CALCULATIONS OF NET LOSS PER SHARE

                          Three Months Ended            Nine Months Ended
                              December 31                  December 31
                        ------------------------     ------------------------
                          1999          1998           1999          1998
                        ----------   -----------     ----------   -----------
Weighted average
 common shares
 outstanding for
 the period             3,573,153     2,039,701       3,110,583     2,031,873

Shares used in per
 share calculations     3,573,153     2,039,701       3,110,583     2,031,873

Net loss available to
 common shareholders   $ (811,944)  $  (838,580)   $(2,112,078)  $ (3,613,616)

Net loss per share     $    (0.23)  $     (0.41)   $     (0.68)  $      (1.78)


Calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Basic and fully diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 3,654,694 and 5,328,930 as of December 31, 1999 and 1998, respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

5.  NOTE PAYABLE TO BANK

During the fiscal year ended March 31, 1999, Datalink.net entered into a Line of Credit agreement with a financial services company. The credit line is in the amount of $1,000,000 and is collateralized by funds on account at the financial services company. At December 31, 1999, credit line borrowings, including accrued interest amounted to $1,011,013, resulting in a like amount of cash being classified as restricted on the balance sheet of the Company.

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

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a Wireless Application Service Provider (w-ASP), which involved major infrastructure changes. This strategic repositioning, with its focus on the B2B (business-to-business) marketplace and a shift to indirect, strategic partner sales channels, necessitated a drastic reduction in the direct marketing, media supported, programs previously dedicated to promoting the Company's B2C (business-to-consumer) products. The Company's B2B strategy has moved forward significantly, encompassing the formation of a new business unit, Net2Wireless.com. Net2Wireless.com will concentrate on providing B2B consulting services and turnkey applications for wireless enablement of corporate Intranet, Internet and e-commerce transactions. These comprehensive business solutions, initiatives and capabilities are now being marketed to manufacturers of wireless devices, wireless channels, financial institutions, web developers, and corporate businesses requiring wireless solutions. Newly focused marketing and sales efforts, moving in concert with continuing development of services for two-way and Wireless Application Protocol (WAP)- enabled products, are intended to position Datalink.net in the B2B Wireless Application Service Provider space.

The new strategy has resulted in reduced direct sales of products on an interim basis. However, despite the drastic cut in advertising programs since January 1999, the Company has retained its B2C subscriber base at a relatively steady level and continues to receive a significant residual revenue stream from its B2C customer base developed from prior advertising campaigns. This suggests a considerable degree of success in establishing brand recognition in the consumer marketplace, a strength that the Company will utilize in sustaining its B2C operations without significant further investment of resources.

The shift in the B2C product sales principally to indirect sales channels is through partners such as SkyTel, Arch/MobileComm, and BellSouth Wireless. While these indirect sale channels enhance the Company's new B2B strategy, they have not been in place long enough to produce sufficient sales to replace the revenues lost due to the reduction in direct sales of B2C products. Nevertheless, as part of this new program, the Company continues the rationalization of its overhead cost infrastructure to match the revenues generated, which has reduced the net loss.

Also, during the quarter ended December 31, 1999, the Company's common stock was approved for listing on the American Stock Exchange (AMEX), and trading commenced under the symbol DLK at the opening of trading on Wednesday, December 29, 1999.

During the quarter, the Company arranged a private placement offering of $10 million in convertible preferred shares. This transaction closed on February 11, 2000, and funds will be used to implement the Company's B2B strategy and increase engineering, marketing and sales efforts.

RESULTS OF OPERATIONS

The net loss available to common shareholders decreased during the three and nine month periods ended December 31, 1999 to $811,944 and $2,112,078 respectively, from $838,580 and $3,613,616 in the three and nine month periods ended December 31, 1998.

Revenues for the three and nine month periods ended December 31, 1999 were $326,761 and $1,146,699 respectively, as compared to $561,414 and $1,658,070 for the like periods ended December 31, 1998. Revenue decreases resulted principally from the Company's strategic repositioning as a wireless application service provider (w-ASP), as further described in the "Overview" above.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues has decreased during the three and nine months ended December 31, 1999, as compared to the prior year period, principally due to the decrease in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers. This cost is not directly proportional to revenues, and when revenues decrease, as they have in the current quarter and nine month periods, the cost of revenues has not changed proportionally. Additionally, certain salary costs totaling $8,250 and $24,750 were charged to cost of revenues for the three and nine month periods ended December 31, 1999 that were classified as sales expenses in the prior year. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs of pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs. The following tables show the net revenues, cost of revenues and gross margin for the three month and nine month periods ended December 31, 1999 and 1998:

                     Three Months Ended December 31         (Decrease)
                     --------------------------------  ---------------------
                         1999              1998           $           %
                     -----------      -------------    ---------   ---------

Net revenues         $ 326,761          $ 561,414      $(234,653)   (41.8)%
Cost of revenue      $ 172,113          $ 204,771      $ (32,658)   (19.0)%
Gross margin         $ 154,648          $ 356,643      $(201,995)   (56.6)%

                     Nine Months Ended December 31          (Decrease)
                     ------------------------------    ----------------------
                         1999              1998           $           %
                     -----------       ------------    ----------   ---------
Net revenues         $1,146,699        $1,658,070      $(511,371)    (44.6)%
Cost of revenue         597,049           637,115        (40,066)     (6.7)%
Gross margin            549,650         1,020,955       (471,305)    (46.2)%

OPERATING EXPENSES

Operating expenses have decreased during the three month and nine month periods ended December 31, 1999 from the same periods of 1998. The Company categorizes operating expenses into three major categories: research and development, sales and marketing and general and administrative. The tables below summarize the changes in these three categories of operating expenses:

                    Three Months Ended December 31      Increase (Decrease)
                    -------------------------------   ----------------------
Description              1999              1998            $           %
-------------        ------------     -------------   ------------  --------
Research and
 development         $  140,986       $  153,023      $   (12,037)    (7.9)%
Sales and
 marketing              303,127          625,366         (322,239)   (51.5)%
General and
 administrative         674,768          621,215           53,553      8.6 %
                     ----------       ----------      -----------    -----
     Totals          $1,118,881       $1,399,604      $  (280,723)   (20.1)%
                     ==========       ==========      ===========    =====


                    Nine Months Ended December 31            (Decrease)
                    ------------------------------     ----------------------
Description           1999               1998              $            %
------------        -----------       ------------     ------------   -------
Research and
 development        $  426,001        $  595,082      $  (169,081)   (39.7)%
Sales and
 marketing             966,535         2,534,922       (1,568,387)   (61.9)%
General and
 administrative      1,745,054         2,152,961         (407,907)   (19.0)%
                    ----------       -----------      -----------    ------

    Totals          $3,137,590        $5,282,965       $(2,145,375)  (40.6)%
                    ==========        ==========       ===========   =====

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The decrease in these costs is due principally to additional personnel and consultants engaged in the prior year period in the development of lifestyle and other new products, and last year's periods included one additional management person.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product line. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of sales personnel and a customer support call center. These costs have decreased substantially in the quarter and nine month periods ended December 31, 1999 from the periods ended December 31, 1998, due principally to elimination of virtually all advertising during the current periods. This advertising decrease amounted to a savings of approximately $277,000 and $1,406,000 for the three and nine month periods ended December 31, 1999.

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

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of deferred revenue from technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):

                    Three Months Ended December 31     Increase (Decrease)
                    -------------------------------    --------------------
Description             1999            1998               $           %
-----------------   ------------    ---------------    ---------   --------
Owner's fee-sales
 of technology      $ (392,500)     $  (392,500)     $       0          0 %
Interest income
 sales of
 technology            392,500          392,500              0          0 %
Amortization of
 technology
 advances              107,083          114,331         (7,248)      (6.3)%
Interest income         59,208           98,286        (39,078)     (39.8)%
Miscellaneous          (14,002)          (8,236)         5,766       70.0 %
                    ----------      -----------      ---------      -----
     Totals         $  152,289      $   204,381      $ (52,092)     (25.5)%
                    ==========      ===========      =========      =====

                    Nine Months Ended December 31      Increase (Decrease)
                    -----------------------------    ---------------------
Description             1999            1998             $           %
-----------------   ------------    -------------    ----------  ---------
Owner's fee-sales
 of technology      $(1,177,500)     $(1,177,500)    $       0         0 %
Interest income
 sales of
 technology           1,177,500        1,177,500             0         0 %
Amortization of
 technology
 advances              326,925          347,876        (20,951)     (6.0)%
Interest income        175,992          325,150       (149,158)    (45.9)%
Miscellaneous          (27,055)         (24,632)         2,423       9.8 %
                    ----------      -----------      ---------     ------
     Totals         $  475,862      $   648,394      $(172,532)    (26.6)%
                    ==========      ===========      =========     ======

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the nine month periods are summarized below:


                            Nine Months Ended December 31
                            ------------------------------
                                                                Favorable
Product                         1999             1998            Change
---------------             ------------     -------------    -----------

Cash used in operating
 activities                 $(2,263,840)     $(3,150,516)     $  886,676
Cash used in investing
 activities                     (29,374)        (281,454)        252,080
Cash provided by
 financing activities         1,787,741           35,602       1,752,139
                            -----------      -----------      ----------
Net decrease
 in cash and cash
 equivalents and
 restricted cash            $  (505,473)     $(3,396,368)     $2,890,895
                            ===========      ===========      ==========

As of December 31, 1999, the Company had cash and cash equivalents and restricted cash amounting to $2,663,970 exclusive of reserves on deposit with our merchant bank of $51,245, which reserves may not all be immediately available for usage. Additionally, the restricted cash of $1,011,013 is available for usage only upon repayment of a note payable to a financial services company in a like amount. The remainder of cash and cash equivalents available for usage amounted to $1,652,957. Cash, cash equivalents and restricted cash decreased $505,473 during the nine months ended December 31, 1999 principally due to the net loss for the period of $2,006,528 offset somewhat by credit line borrowings amounted to $1,011,013. Credit line borrowings amounted to $1,011,013 and sales of common stock through the exercise of warrants and employee stock options amounted to $788,096. The Company has not yet generated sufficient revenues to cover the cost associated with product support and development, marketing and sales, and administrative costs, as the Company is continuing to develop its markets as mentioned under Results of Operations. There are no material advertising contracts or commitments for capital expenditures. As mentioned above, the Company borrowed $1,011,013 during the nine month period from a financial services company, against cash deposits, such borrowings have essentially been repaid from continuing receipts from the exercise of common stock warrants subsequent to December 31, 1999. Working capital appears adequate for the remainder of the fiscal year and beyond, and subsequent to December 31, 1999, management announced an investment of $10 million in convertible preferred shares of the Company in a private placement which will fund new marketing and development initiatives and insure adequate working capital for continued expansion.

YEAR 2000 COMPLIANCE

The Company did not directly experience any problems related to Y2K. Although the Company had been assured by all related third parties that each was Y2K compliant, one was not. Specifically, the Company's credit card verifier experienced a software problem which caused certain of Datalink.net's customers to be billed multiple times for the same services. This problem has since been rectified.

The Company is aware of the issues associated with the functioning of the programming code in computer systems for the Year 2000. The Year 2000 issues result from the inability of some computer programs to distinguish the year 1900 from the year 2000. Many computer programs and operating systems were written using two digits to define the applicable year rather than four digits. This means that any equipment containing computer programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some instances, this could result in system failures, disruption in operations and possible inaccuracies of data.

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

The Company anticipates that there will be little or no Year 2000 issues and therefore little or no cost will be incurred therefrom. However, although compliance confirmation has been provided by ninety percent of the Company's vendors, and the remaining ten percent have indicated that they are currently Year 2000 compliant, there can be no assurance that these vendors will not experience some level of Year 2000 issues that in some way may have an adverse effect on the Company's systems. The level of risk related to this occurrence has been assessed as very low. The Company's contingency plan in the event that an unforeseen Year 2000 issues should occur is to change to another vendor that is Year 2000 compliant. For this reason, Phase II of the Company's Year 2000 initiative has been to develop an inventory of back-up vendors for each vendor whose systems are currently used so that if a current vendor develops a Year 2000 issue, the back-up vendor may be called upon to provide services in accordance with Year 2000 compliance standards.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

The Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 1999, the Company issued a total of 39,553 shares of its common stock to suppliers of services to the Company. Also, the Company issued 11,167 shares of its common stock to holders of the $3.75 agent warrants in exchange for cash, and 134,990 shares of its common stock to the holders of $5.00 private placement warrants in exchange for cash, for total proceeds to the company of $716,826.

With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

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

                                    DATALINK SYSTEMS CORPORATION



Date:   February 14, 2000             By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)



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