Form 10KSB
period 2000-03-31
DATALINK NET INC
filed 2000-06-29
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: March 31, 2000

                      Commission file number: 1-15569

                            DATALINK.NET, INC.
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

                       Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $1,459,920.

As of June 8, 2000, 14,009,872 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $162,623,400.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for Annual Meeting of Shareholders to be held on August 14, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORMATION AND BUSINESS OF THE COMPANY

Datalink.net, Inc. formerly Datalink Systems Corporation (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998 and a 2 for 1 forward split effective April 27, 2000) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia.

Datalink.net is a leading wireless application service provider (w-ASP) that delivers end-to-end wireless data solutions to enterprises and consumer data applications to their customers. As today's premier provider of consumer wireless data, and the first to deliver real-time wireless financial information, Datalink.net pioneered the development of wireless information technology. Datalink.net enables a new generation of wireless devices that allow enterprises and consumers to customize, respond, and interact with critical data. Datalink.net's XpressLink technology processes high-speed data content feeds or corporate databases for wireless applications that are compatible with the entire range of wireless devices, networks and protocols. Datalink.net is based in San Jose, Calif. with research facilities in Vancouver, British Columbia.

RECENT DEVELOPMENTS

In FY 2000, the Company announced a strategic repositioning as a Wireless Application Service Provider (w-ASP), which involved major infrastructure changes. The Company is successfully completing this repositioning by its focus on the Business to Business (B2B) marketplace and end-to-end mobile data solutions utilizing unique and patented Wireless Information Technology. This strategy has necessitated a drastic reduction in the direct marketing, media supported programs previously dedicated to promoting the Company's Business to Consumer (B2C) products. The Company's B2B strategy has moved forward significantly with the formation of a new business unit, Net2Wireless.com which is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranet, Internet and e-commerce transactions.

As of February 9, 2000, Datalink.net, Inc. consummated a private placement to two investment funds of (i) 769,231 shares of Series B convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H. C. Wainwright & Co.,

Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. The Company received approximately $9,315,000 in cash, net of expenses and commissions of $685,000.

As of March 1, 2000, 772,060 remaining Series A convertible preferred shares were automatically converted into 1,544,120 (post two for one split) shares of Datalink.net common stock. On March 2, 2000, the remaining $2.50 common stock purchase warrants issued in conjunction with the Series A preferred shares were provided a notice of redemption. Of the 1,059,946 warrants outstanding on March 2, 2000, 894,600 had been exercised by March 31, 2000, and the remaining 165,346 were exercised by April 3, 2000.

On June 22, 1999, the shareholders voted to amend the Company's Articles of Incorporation increasing the authorized common stock to 50,000,000 shares.

On March 13, 2000 the Board of Directors of the Company approved a 2 for 1 stock split. The 2 for 1 stock split was effected on April 27, 2000 and applied to all holders of common stock of record. As a result of the split the number of shares of common stock into which the preferred stock could be converted was increased to 1,538,462 from 769,231. The number of shares of common stock issued and outstanding at March 31, 2000 was 13,135,788. All financial data and share data in this Form 10-KSB give retroactive effect to this split, unless otherwise indicated.

Unless the context otherwise requires, the term "Company" as used herein refers to Datalink.net, Inc. and its wholly owned subsidiaries Datalink Communications Corporation, and DSC Datalink Systems Corporation.

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

OVERVIEW

The growth of the wireless industry and instant information requirements has created many opportunities for Datalink.net. Since its inception in 1993, the Company has developed a strong base of wireless consumer products and services and then shifted its primary focus to the corporate enterprise market, transforming itself into a wireless application service provider (w-ASP) specializing in wireless enterprise solutions. The Company offers professional-level products that make the wireless enablement of Web sites, corporate operations and third party data a reality.

Datalink.net addresses the new needs of the Information Revolution by offering a suite of products and services for the enterprise customer. The Company's ability to combine the Web and Wireless communications meets the expectations of the industry's wireless technology users.

TARGET MARKETS

Wireless data technology is advancing quickly and its capabilities are becoming more fine-tuned. As a result of this rapid technological development, enterprises in almost every market segment are adopting wireless solutions in order to increase and better equip their employees and customers with the information that is most critical to them. Datalink.net's technology can service any enterprise in any of the current market segments; however, the Company has chosen to focus on three of the areas that project the greatest amount of growth potential and the greatest need for wireless solutions. Those segments are: field services, financial services and the healthcare industry.

     FIELD SERVICES: Datalink.net addresses the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communication order status, access to corporate databases and customer billing. By increasing the field service worker's productivity with access to technical information, inventory status and corporate databases, wireless data solutions are becoming a critical component of many enterprises today.

     FINANCIAL SERVICES: Wireless data services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. This type of data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them the competitive advantage. It is for this reason that Datalink.net engineered Global Market Pro(TM), a professional level financial product designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets.

     HEALTHCARE SERVICES: It has been reported that home healthcare is one of the fastest growing segments of the U.S. healthcare industry (Wireless Data Forum, 1999) and is making access to patient information and medical assistance an industry requirement. Wireless data solutions are assisting those delivery needs by providing patient care plans, test results and medical histories to healthcare professionals whether they are in the office or making a house call.

PRODUCTS

Datalink.net is continually developing new wireless information services to reflect multiple personal and enterprise information requirements. The Company takes wireless information services to the next level by customizing and delivering actionable and time sensitive information wherever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices.

In addition, Datalink.net develops Wireless Application Protocol (WAP) and delivers that technology to users worldwide. At present, WAP appears to be a de-facto world standard for wireless and telephony services of digital mobile phones and other wireless terminals. Datalink.net's WAP enabled products give customers the ability to access information from the Internet on demand via their phone or pages as well as to respond to that information instantly from the same device.

     WIRELESS ENTERPRISE SOLUTIONS: Datalink.net offers specialized wireless solutions designed to expand the market reach for all enterprises. The Company has developed a suite of wireless enablement products and services that give Internet marketers and corporate enterprises a wireless outreach.

 Currently, the Company's enterprise business solutions suite includes:

     WIRELESS BOOKMARK(TM). A wireless enablement tool for Web sites and other content providers. Product sales and support is managed by the company's Xpresslink platform. Wireless Bookmark acts as a digital reminder for users. The tool enables Web sites to wirelessly remind their customers to return to the site to participate in a future event.

     AUCTION ENGINE(TM). Allows auction Web sites to send alerts to users when an item that matches their interest comes up for bid, when they are outbid, or when an auction is ending. This product gives users the ability to bid using a two-way wireless device.

     CONTENT ENGINE(TM). A premium service for Web sites that serves as a marketing tool. The Content Engine takes Web content and makes it wireless, increasing site awareness and driving site traffic. Users are able to opt-in to the content in which they have the most interest and site operators are able to update them on events occurring within the site.

     TRANSACTION ENGINE. Provides WAP and Palm wireless transaction capabilities to e-commerce sites. Datalink.net technology wirelessly enables shopping portals and other commerce sites on the Internet making them "mobile malls".

     INTRANET PRODUCTIVITY TOOL. Allows corporate intranet operators to send information from an intranet site to and from any location, regardless of the devices or transport protocol. The technology offers several diverse potential applications, including delivery companies, transporting information to and from trading floors, health care applications and any company with a mobile or disparate workforce.

     CUSTOM WIRELESS APPLICATION. Creates applications that meet the specific needs of corporate clients. Using the wireless infrastructure components developed by Datalink.net, including the XpressLink application server, Datalink.net builds applications tailored to each requirement. While the core infrastructure components remain similar each time, the customization occurs at two points of the customer information: The back-end database or enterprise application, and the mobile device end-user interface. Because Datalink.net's technology is device agnostic and carrier independent, each corporate client can choose an implementation that meets their needs and still falls within Datalink.net's proven areas of expertise. Many of the Company's custom wireless applications are focused in the vertical markets of financial services and healthcare, as well as the horizontal markets of ERP, CRM, and web site wireless enablement.

BUSINESS TO CONSUMER PRODUCTS

Datalink.net's consumer product line focuses on the device owner as the customer. From critical financial data to information supporting the individual's lifestyle, these products allow customers to receive customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for data they wish to receive. Real-time stock quotes, news and sports are but a few examples of the information that customers can receive at scheduled times, intervals or as event driven alerts. Datalink.net's current line of consumer products includes:
QuoteXpress(R), SplitXpress(TM), CompanyNews, MailXpress(TM), MessageX(TM), RumorXpress(TM), InfoXtraII(TM), Net2Go and RelayXpress(TM).

DISTRIBUTION

Datalink.net distributes its products by target customer category - business-to-business and business-to-consumer. The B2B group's products are distributed primarily through direct sales targeting e-commerce, finance, and healthcare organizations. The B2C group sells its products and services to paging, PCS, Internet, e-commerce and direct wireless providers through channel partners.

KEY PARTNERS

One of the Company's key strengths lies in its ability to search out and establish relationships with content providers, carriers, networks, and device makers. It is these relationships combined with the Company's superior technologic capabilities that make Datalink.net one of the most complete w-ASPs in the industry.

  CONTENT PARTNERS:

GovPX
Market News International
Reuters
Hoovers Online
StockRumors.com
Comtex
Sportsticker.com
Zacks.com
Accuweather

  CARRIER PARTNERS

Bellsouth
MCI WorldCom
AT&T
PageNet
MetroCall
Arch Communications
SkyTel

  DEVICE PARTNERS

Nokia
Ericsson
Palm Computing
Handspring
Motorola
RIM (Research In Motion)

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

RESEARCH AND DEVELOPMENT

Datalink.net maintains its research and development operations in Vancouver, B.C., and as of June 15, 2000, employed 21 personnel in research and development. The Company finds it advantageous to have its research and development activities in Vancouver due to the abundance of available, talented software engineers. Total costs incurred in research and development amounted to $600,957 and $798,549 respectively, in the years ended March 31, 2000 and 1999.

INTELLECTUAL PROPERTY

Datalink.net protects its significant intellectual property holdings with patents for software related to its business, creating an entry barrier to any potential competition. Additionally, Datalink.net relies on contractual restrictions, copyright, trademark, service mark and trade secret laws to protect its intellectual properties. Most competing technologies lack the strong patent protection that Datalink.net has. The Company has a total of seven issued patents as of June 2000, as follows:

          Interactive Two-Way Pager System #5,838,252
          Divisional Case #6,049,291

          Pager Enhanced Keyboard and system #5,964,833

          System and Method for a Real-Time Data Stream
          Analyzer and Alert System #5,872,921

          Virtual Transcription System #5,875,436

          Mail Alert System #6,035,104

          Alphanumeric Paging System Operating on
          the Internet #6,040,784

EMPLOYEES

At June 15, 2000, the Company had 65 full-time employees, approximately 18 of whom were engaged in sales and customer support, 11 in marketing, 15 in finance and administration, and 21 in engineering. No employees of the Company are covered by a collective bargaining agreement.

RISK FACTORS

Shareholders or investors in shares of the Company's Common Stock should consider the following risk factors, in addition to other information in this Report.

1. LIMITED OPERATING HISTORY, OPERATING LOSSES. We have recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2000. As of March 31,2000, we had an accumulated deficit of $30,351,523. Because we expect to continue to incur significant sales and marketing, systems development and administrative expenses, we will need to generate significant revenue to become profitable and sustain our revenue or profit goals and our losses may continue to grow in the future. As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

2. THERE IS NO ESTABLISHED MARKET FOR WIRELESS DATA SERVICES AND WE MAY NOT BE ABLE TO SELL ENOUGH OF OUR SERVICES TO BECOME PROFITABLE. The markets for wireless data services are still emerging and continued growth in demand for and acceptance of these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. Our competitors may develop alternative wireless data communications systems that gain broader market acceptance than our systems. If the market for our services does not grow or grows more slowly than we currently anticipate, we may not be able to attract customers for our services and our revenues would be adversely affected.

3. WE MAY NOT ACHIEVE PROFITABILITY IF WE ARE UNABLE TO MAINTAIN, IMPROVE AND DEVELOP THE WIRELESS DATA SERVICES WE OFFER. We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new ones on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance. If we cannot effectively maintain, improve and develop services we may not be able to recover our fixed costs or otherwise become profitable.

4. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES. The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner. Effectively use and integrate new wireless and data technologies; continue to develop our technical expertise; enhance our wireless data, engineering and system design services; develop applications for new wireless networks; and influence and respond to emerging industry standards and other changes.

5. WE DEPEND UPON WIRELESS NETWORKS OWNED AND CONTROLLED BY OTHERS. IF WE DO NOT HAVE CONTINUED ACCESS TO SUFFICIENT CAPACITY ON RELIABLE NETWORKS, WE MAY BE UNABLE TO DELIVER SERVICES AND OUR SALES COULD DECREASE. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and "bug free" service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services.

6. WE MAY FAIL TO SUPPORT OUR ANTICIPATED GROWTH IN OPERATIONS WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE. Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations center requires substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons.
We may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity; we may not be able to obtain the hardware necessary to expand our capacity; we may not be able to expand our customer service, billing and other related support systems; and we may not be able to obtain sufficient additional capacity from wireless carriers.

     Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

7. WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES. Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons. We have a written employment agreement and key-man life insurance in the face amount of $3 million with Anthony N. LaPine, the Company's chairman, CEO and president. We do not have employment agreements or key-man life insurance with any other officer. The loss of Mr. LaPine or any other officer may have an adverse effect on our business and prospects by depriving us of the management services necessary to operate Datalink.net and achieve profitability.

8. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE AGAINST CURRENT AND FUTURE COMPETITORS. OUR MARKET IS VERY COMPETITIVE. There are a number of competitors who are larger and have much greater resources than we do. Our competitors have more experienced people and larger facilities and budgets than we do. These competitors could use their resources to conduct greater amounts of research and development and to offer services at lower prices than we can. These factors may adversely affect our ability to compete by decreasing the demand for our products and services.

9. WE MAY NEED TO RAISE ADDITIONAL FUNDS. These funds may not be available to us. Alternatively, raising additional funds may dilute your share ownership. We have met capital needs with private sales of securities. However, we cannot assure you that we will not need additional funds, that any needed funds will be available to us at all, or that any available funds will be given on acceptable terms. If we need additional funds, and are unable to raise them, we will not be able to continue our business operations. If we raise funds by selling equity securities, those sales may dilute your share ownership. If we raise funds by forming joint ventures with other companies, we may have to give up some of our rights to certain technologies, products or marketing territories.

10. OUR PATENTS MAY NOT PROTECT US FROM COMPETITORS. Costs of prosecuting and defending patent infringement claims could hurt our business. We currently own a number of patents related to our products, and have applied for additional patents. We are not certain whether any new patents will be granted in the future. Even if we receive additional patents, they may not provide us with protection from competitors. Our failure to obtain patent protection, or illegal use by others of any patents we have or may obtain could adversely affect our business, financial condition and operating results. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Claims for damages resulting from any such infringement may be asserted or prosecuted against us. The validity of any patents we have or obtain could also be challenged. Any such claims could be time consuming and costly to defend, diverting management's attention and our resources.

11. WE MAY BE SUBJECT TO LIABILITY FOR TRANSMITTING INFORMATION, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY. We may be subject to claims relating to information transmitted over systems we develop or operate. These claims could take the form of lawsuits for defamation, negligence, copyright or trademark infringement or other actions based on the nature and content of the materials. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

12. DISRUPTION OF OUR SERVICES DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY HARM OUR REPUTATION CAUSING A LOSS OF SALES AND COULD INCREASE OUR EXPENSES. A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third-party were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

13. ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, OR INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY. Our existing wireless data services are dependent on real-time, continuous feeds. The ability of our subscribers to obtain data or make securities trades through our service requires timely and uninterrupted connections with our wireless network carriers. Any disruption could result in delays in our subscribers' ability to receive information or execute trades. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

14. AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES. In designing, developing and supporting our wireless data services, we rely on wireless carriers, wireless handheld device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason, could materially harm our business.

15. NEW LAWS AND REGULATIONS THAT IMPACT OUR INDUSTRY COULD INCREASE OUR COSTS OR REDUCE OUR OPPORTUNITIES TO EARN REVENUE. We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

16. OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, MAY BE VOLATILE. We expect that the market price of our common stock will be volatile. We are involved in a highly visible, rapidly changing industry and stock prices in our and similar industries have risen and fallen in response to a variety of factors, including announcements of new wireless data communications technologies and new providers of wireless data communications; acquisitions of or strategic alliances among providers of wireless data communications; changes in recommendations by securities analysts regarding the results or prospects of providers of wireless data communications; and changes in investor perceptions of the acceptance or profitability of wireless data communications.

17. WE DO NOT PLAN TO PAY ANY DIVIDENDS. Our shares should not be purchased by investors who need income from their holdings. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment for people who need income from their holdings.

18. THE RESALES OF OUR COMMON STOCK RECENTLY REGISTERED COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR SHARES. We recently registered 2,692,308 shares of common stock subject to resale by certain security holders of Datalink.net. Up to 1,538,462 of those shares are issuable upon the conversion of Series B Convertible Preferred Stock and up to 1,153,846 of those shares are issuable upon the exercise of warrants. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of Datalink.net shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

     ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's main headquarters are located in San Jose, California. The Marketing, Sales, and Customer Support departments are housed at this location. The headquarters facility is approximately 6,000 square feet, which is under a lease that expires on August 31, 2002. The monthly rent is $17,000. The Company recently signed a lease agreement, effective April 15, 2000, for an additional 2,719 square feet of office space, adjacent to its current offices, to expand the facilities at the San Jose locale. This lease expires on August 14, 2002. The monthly rent is $8,102.62 with about a 5% increase every year.

     The Company's Research and Development group is located in Vancouver, British Columbia, where they occupy a facility approximately 2,200 square feet. Under the lease agreement, the monthly rent for the property is $5,000. On August 31, 2000, the lease expires. A second lease for additional space in the same location in Canada became effective April 1, 2000, giving the Research and Development group an additional 2,010 square feet, for $2,345 per month. This lease expires on March 31, 2003. There is approximately a 10% increase per year for the rent at the Vancouver site.

     On November 1, 1999, the Company terminated the three year lease agreement with Anthony and Pamela LaPine, which leased 4,000 square feet of office space located at the LaPine's home. The space in the LaPine's home was leased at a rate of $100,000 per year.

     The Company believes that the recent expansion of the San Jose and Canada facilities will be sufficient to meet the Company's current needs. Should the Company need additional space to accommodate its increased activities, the Management believes it can secure additional space.

ITEM 3. LEGAL PROCEEDINGS.

Outside any routine litigation that is incidental to the business, the Company is a party in one pending legal proceeding. The suit was filed on March 23, 2000 in the Superior Court of California, County of Santa Clara by Theresa Dorr, a former company employee, who claims that the Company wrongfully terminated her employment, discriminated /harassed her based on her sex, and breached her alleged implied employment contract and covenant of good faith/fair dealing. Plaintiff is seeking damages in an unspecified amount for lost earnings, emotional distress, punitive damages and recovery of attorney's fees and costs. The Company denies all allegations, believes the suit is entirely without merit and intends to contest the suit vigorously.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. On December 29, 1999, trading in the Company's common stock moved to the American Stock Exchange ("AMEX"), under the symbol "DLK" from the OTC Bulletin Board.

The following table sets forth the Company's common stock high and low bid quotations as reported by the OTC Bulletin Board for the periods indicated. These prices are held to be inter-dealer quotations, which excludes retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.

    Quarter Ended                   High Bid           Low Bid
    -------------                   --------           -------
    June 30, 1998                   $ 3.97              $ 2.00
    September 30, 1998              $ 2.47              $ 0.50
    December 31, 1998               $ 0.65              $ 0.32
    March 31, 1999                  $ 2.00              $ 0.53
    June 30, 1999                   $ 3.07              $ 1.21
    September 30, 1999              $ 2.60              $ 1.32
    December 31, 1999
    (through December 28)           $ 6.07              $ 1.22

The following table sets forth the high and low closing sales prices of the Company's common stock as reported by the AMEX for the periods indicated:

                                    High Bid           Low Bid
                                    --------           -------
December 29 to
December 31, 1999                    $ 5.50             $5.28

Quarter ended
 March 31, 2000                      $42.00             $3.50

June 30, 2000
 (through June 28, 2000)             $27.97             $8.12

A 2 for 1 forward stock split became effective on April 27, 2000. Share prices have been adjusted to reflect this split.

     (a) HOLDERS. As of June 6, 2000 the Company had approximately 13,850 beneficial holders of the Company's common stock and 236 shareholders of record.

     (b) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (c) RECENT SALES OF UNREGISTERED SECURITIES. On November 5, 1997, the Company completed the sale of units of the Company's Series A convertible preferred stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of preferred stock, par value $.001, and each share of preferred stock was convertible into two shares of common stock. Also included with each unit was a detachable common stock purchase warrant to purchase 40,000 shares of the Company's common stock at a purchase price of $2.50 per share. The Company received approximately $8.0 million in cash, net of expenses, plus $1.05 million in a note receivable from the CEO of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

As of February 9, 2000, Datalink.net, Inc. consummated a private placement to two investment funds of (i) 769,231 shares of Series B convertible preferred stock (post split each share of Series B preferred stock is convertible one for two into common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H.C. Wainwright & Co., Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. The Company received $9,315,501 in cash, net of expenses, and expenses and commissions related to the private placement totaled $684,499.

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

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a Wireless Application Service Provider (w-ASP), which involved major infrastructure changes. The Company is completing this repositioning with its focus on the Business to Business (B2B) marketplace and end-to-end mobile data solutions utilizing unique and patented Wireless Information Technology. This strategy has necessitated a drastic reduction in the direct marketing, media supported programs previously dedicated to promoting the Company's Business to Consumer
(B2C) products. The Company's B2B strategy has moved forward significantly with the formation of a new business unit, Net2Wireless.com which is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranet, Internet and e-commerce transactions.

The highlights of FY 2000:

1. Datalink.net repositioned itself as a w-ASP, specializing in wireless enterprise solutions.

2. Developed a real time wireless information system for financial market professionals.

3. Letter of Intent signed with Chase Manhattan Bank for licensing of a professional financial product.

4. Common Stock listed on American Stock Exchange, under symbol DLK in December 1999.

5. Private placement of equity on February 11, 2000 resulting in $9,315,501 in proceeds, net of expenses.

6. Sustained increases in common stock price enabled the call for redemption of common stock warrants and exercise of common stock options, which raised $7,047,928 in additional capital.

7. Recruited new senior executives in positions of Chief Operating Officer, Executive Vice-President for mergers and acquisitions, and a Vice-President of Strategic Sales.

8. Strengthening of engineering, sales and marketing staffs with the addition of over 20 professionals.

9. Initiated extensive participation in and/or sponsorship of the Wireless Data Forum, the WAP Forum, and other wireless trade organizations. Anthony LaPine, Chairman and CEO of Datalink.net was appointed Co-Chair of the WAP Interoperability Group.

Although the Company's strategic repositioning is in place, the majority of the resultant financial benefit should take place in FY 2001 and beyond, as the contracts and business initiatives begun in FY 2000 ultimately generate revenues.

DATALINK.NET B2B TARGET MARKETS

Wireless data technology is advancing quickly and its capabilities are becoming more fine-tuned. As a result of this rapid technological development, enterprises in almost every market segment are adopting wireless solutions in order to increase and better equip their employees and customers with the information that is most critical to them. Datalink.net's technology can service any enterprise in any of the current market segments; however, the Company has chosen to focus on three of the areas that project the greatest amount of growth potential and the greatest need for wireless solutions. Those segments are: field services, financial services and the healthcare industry.

FIELD SERVICES

Datalink.net addresses the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communication order status, access to corporate databases and customer billing. By increasing the field service worker's productivity with access to technical information, inventory status and corporate databases, wireless data solutions are becoming a critical component of many enterprises today.

FINANCIAL SERVICES

Wireless data services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. This type of data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them the competitive advantage. It is for this reason that Datalink.net engineered Global Market Pro(TM), a professional level financial product designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets.

HEALTHCARE SERVICES

Home healthcare is reported to be one of the fastest growing segments of the U.S. healthcare industry (Wireless Data Forum, 1999) and is making access to patient information and medical assistance an industry requirement. Wireless data solutions are meeting those delivery needs by providing patient care plans, test results and medical histories to healthcare professionals whether they are in the office or making a house call.

The new B2B sales and product strategy creates an exciting future for Datalink.net, but in the interim, has not been in place long enough with sufficient resources to develop meaningful revenues. This, combined with the reduced direct sales of products in the consumer sector (B2C) has contributed to an overall decline in revenues from the prior period. The decline in the B2C revenues would appear to be the direct result of the decision to drastically cut advertising programs for consumer wireless services starting in January, 1999, with a reliance principally on new business and renewals from established brand recognition previously developed through extensive media advertising campaigns.

Datalink.net, in addition to aggressively marketing w-ASP products and services, has continued its legacy business to consumer product sales, principally through indirect sales channels such as SkyTel, Arch/Mobilecomm and BellSouthWireless and through its Internet store.

RESULTS OF OPERATIONS

The net loss decreased during the year ended March 31, 2000 to $4,246,949, from $4,430,164 in the year ended March 31, 1999.

Revenues for the year ended March 31, 2000 amounted to $1,459,920, as compared to $2,128,438 for the like period ended March 31, 1999. Revenue decrease resulted principally from the Company's strategic repositioning as a wireless application service provider (w-ASP), as further described in the "Overview" above.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues has decreased during the year ended March 31, 2000, as compared to the prior year, principally due to the decrease in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers. This cost is not directly proportional to revenues, and when revenues decrease, as they have in the current year, the cost of revenues has not changed proportionally. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs. The following tables show the net revenues, cost of revenues, and gross margin for the years ended March 31, 2000 and 1999.

                                                              DECREASE
                          YEAR ENDED MARCH 31,         --------------------
                          2000            1999             $           %
                        --------        --------        ----------   -------
Net revenues            $1,459,920      $2,128,438      $ 668,518     31.4%
Cost of revenues        $  805,099      $  822,636      $  17,537      2.1%
Gross margin            $  654,821      $1,305,802      $ 650,981     49.9%

OPERATING EXPENSES

Operating expenses have decreased overall during the year ended March 31, 2000 from the year ended March 31, 1999. The Company categorizes operating expenses into three major categories: research and development, sales and marketing, and general and administrative. The tables below summarize the changes in these three categories of operating expenses:

                                                      Increase (Decrease)
                      Year Ended March 31,         -----------------------
Description           2000           1999               $             %
--------------     ----------     -----------       ----------     --------
Research and
 development       $  600,957     $  798,549       $ (197,592)     (24.7)%
Sales and
 marketing          1,608,056      2,937,140       (1,329,084)     (45.3)%
General and
 administrative     3,428,314      2,816,655          611,659       21.7 %
                   ----------     -----------      -----------    ---------
Totals             $5,637,327     $6,552,344       $ (915,017)     (14.0)%
                   ==========     ===========      ===========    =========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The decrease in these costs is due principally to additional personnel and consultants engaged in the prior year period in the development of lifestyle and other new products, and last year included one additional management person.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product line. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of sales personnel and a customer support call center. These costs have decreased substantially in the year ended March 31, 2000 from the year ended March 31, 1999, due principally to elimination of virtually all advertising during the current periods. This advertising decrease amounted to a savings of approximately $1,332,000 from the prior year.

General and administrative expenses include accounting and legal, including the costs associated with being a publicly traded company, rent, depreciation of furniture and fixtures and other fixed assets, administrative personnel, and other over head related costs. These costs increased in the current year due principally to non-cash stock and warrant based compensation, offset somewhat by reductions in administrative and accounting personnel.

Non-cash charges totaled $1,060,487 in the year ended March 31, 2000, with virtually no corresponding amount in the prior year, and consisted of $226,487 in compensation expense related to stock issued for services and $834,000 in compensation expense related to options and warrants for services. These non-cash charges originated from the issuance of common stock and common stock purchase warrants in exchange for financial and marketing consulting services, and were negotiated in lieu of cash payments for such services and valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Absent these non-cash charges, general and administrative expenses decreased by $448,828 during the year ended March 31, 2000 as compared to the prior year. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in FY 2000, expense will be recognized in the future, effective with those re-priced options vesting starting the second quarter of FY 2001.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, interest expense, amortization of deferred revenue from technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense).

                                                    INCREASE (DECREASE)
                       YEAR ENDED MARCH 31,       -----------------------
DESCRIPTION            2000          1999              $           %
-----------       ------------  ------------      -----------   ----------
Owners fee
sales of
technology        $(1,570,000)  $(1,570,000)      $      0          0

Interest income
sales of
technology          1,570,000     1,570,000              0          0

Amortization of
technology
advance               432,021       460,502         (28,481)       (6.2%)

Interest income       313,876       402,164         (88,288)      (22.0%)

Miscellaneous         (10,340)      (46,288)         35,948        77.7%
                  -----------   -----------       ----------    -----------
Totals            $   735,557   $   816,378       $ (80,821)       (9.9%)
                  ============  ============      ===========   ===========

Non-operating revenues, net of expenses, decreased approximately 10 percent in the year ended March 31, 2000 from the prior year, due primarily to a reduction in interest income resulting from less cash during the year that was available for investment, due to cash utilized in operations, prior to the infusion of cash from the private placement, as reflected in the following table of Liquidity and Capital Resources. Amortization of technology advance decreased somewhat, due to the application of the effective interest method of amortization on the balances.

LIQUIDITY AND CAPITAL RESOURCES

On February 11, 2000, the Company completed a private placement of convertible preferred stock and common stock purchase warrants, which, net of expenses, contributed $9,315,501 to cash. Additionally, conversion of common stock warrants and exercise of common stock options during the year ended March 31, 2000 added $7,047,928 to cash. The sources and uses of cash are summarized as follows:
                                 YEAR ENDED MARCH 31,
                               2000               1999            CHANGE
                           -----------        -----------      -----------
Cash used in
operating activities       $(3,711,130)       $(3,850,717)     $   139,587

Cash used in
investing activities          (133,277)          (328,305)         195,028

Cash provided by (used in)
financing activities        16,348,228             (5,254)      16,353,482
                           -----------        -----------      -----------
Net increase (decrease)in
cash and cash equivalents  $12,503,821        $(4,184,276)     $16,688,097
                           ===========        ===========      ===========

As of March 31, 2000, the Company had cash and cash equivalents amounting to $15,673,264, an increase of $12,503,821 from the balance at March 31, 1999. Working capital increased to $14,560,421 as compared to $1,664,133 at the prior year end. Subsequent to March 31, 2000, the 165,346 remaining $2.50 common stock purchase warrants were exercised, resulting in additional cash received of $413,365. The increases in cash and working capital were achieved through the private placement of convertible preferred stock and exercise of stock options and warrants, offset somewhat by working capital utilized in operations. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at March 31, 2000.

At March 31, 2000, the company had a deferred tax asset of approximately $6,000,000, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it more likely than not that the Company will realize the benefit of this asset, a 100% valuation allowance has been established.

Management believes that it has adequate working capital for the next 12 months.

YEAR 2000 COMPLIANCE

The Company did not directly experience any problems related to Year 2000 (Y2K). Although the Company had been assured by all related third parties that each was Y2K compliant, one was not. Specifically, the Company's credit card verifier experienced a software problem which caused certain of Datalink.net's customers to be billed multiple times for the same services. This problem has since been rectified.

The Company is aware of the issues associated with the functioning of the programming code in computer systems.

RECENT PRONOUNCEMENTS:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not currently or intend to engage in any derivative or hedging activities. As such, the accounting and disclosure prescribed by SFAS No. 133 are not expected to have a material impact on the Company.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options, Fin 44 may have a material effect on the Company's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are set forth on pages F-1 through F-23 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2000 under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2000, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2000 under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2000, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2000, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2000 under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2000, and is incorporated herein by reference.

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

3.1       Amended and Restated Bylaws        Incorporated by reference to
          of the Company dated January       Exhibit 3.1 to the Registrant's
          24, 2000.                          Form 8-K Filed on February 17,
                                             2000.

3.2       Certificate of Amendment to        Incorporated by reference to
          the Articles of Incorporation      Exhibit 3.2 to the Registrant's
          dated February 17, 1998            Form 10-KSB for the year ended
                                             March 31, 1998.

3.3       Certificate of Amendment to        Incorporated by reference to
          Articles of Incorporation          Exhibit 3.4 to the Registrant's
          dated July 6, 1999.                Form 8-A12B filed on
                                             December 21, 1999.

4.0       Specimen Stock Certificate         Incorporated by reference to
                                             Exhibit 4.1 to the Registrant's
                                             Form 8-A-12B filed on
                                             December 21,1999

4.1       Certificate of the Designations    Incorporated by reference to
          of the Series B Convertible        Exhibit 4.1 to the Registrant's
          Preferred Stock.                   Form 8-K filed February 17, 2000.

10.1      Agreement Concerning the           Incorporated by reference to
          Exchange of Common Stock           Exhibit No. 10 to the Regis-
          Between Datalink Systems           trant's Form 8-K dated June 27,
          Corporation and Datalink           1996
          Communications Corporation

10.2      Application Software Purchase      Incorporated by reference to
          Agreement between Datalink         Exhibit No. 10.1 to the Regis-
          Systems Corporation and            trant's Form 8-K dated August
          Shalcor Investments                26, 1996

10.3      Management and Marketing           Incorporated by reference to
          Agreement between Datalink         Exhibit No. 10.2 to the Regis-
          Systems Corporation and            trant's Form 8-K dated August
          Shalcor Investments                26, 1996

10.4      8% Secured Term Note               Incorporated by reference to
                                             Exhibit No. 10.3 to the Regis-
                                             trant's Form 8-K dated August
                                             26, 1996
10.5      Letter Agreement, dated as of      Incorporated by reference to
          September 7, 1999, by and          Exhibit 10.1 to the Registrant's
          between The Seidler Companies      Form S-3 filed on April 21,
          Incorporated and Datalink.net.     2000.

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

10.10     Application Software Purchase      Incorporated by reference to
          Agreement between Datalink         Exhibit 10.1 to the Regis-
          Systems Corporation and 605285     trant's Form 8-K dated May 6,
          Ontario Inc.                       1997

10.11     Management and Marketing           Incorporated by reference to
          Agreement between Datalink         Exhibit 10.2 to the Regis-
          Systems Corporation and 605285     trant's Form 8-K dated May 6,
          Ontario                            1997

10.12     6% Secured Term Note               Incorporated by reference to
                                             Exhibit No. 10.3 to the
                                             Registrant's Form 8-K dated
                                             May 6, 1997


10.13     Securities Purchase Agreement,     Incorporated by reference to
          dated as of February 9, 2000,      Exhibit 99.1 to the Regis-
          by and among the Company, Brown    trant's 8-K Filed on February
          Simpson Strategic Growth Fund,     17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund.

10.14     Registration Rights Agreement,     Incorporated by reference to
          dated as of February 9, 2000,      Exhibit 99.2 to the Regis-
          by and among the Company, Brown    trant's 8-K Filed on February
          Simpson Strategic Growth Fund,     17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund, L.P.

10.15     Warrant to purchase up to          Incorporated by reference to
          375,000 shares of common stock     Exhibit 4.2 to the Registrant's
          issued to Brown Simpson Strategic  Form 8-K filed February 17,
          Fund, Ltd., dated February 9,      2000.
          2000.

10.16     Warrant to purchase up to          Incorporated by reference to
          150,000 shares of common stock     Exhibit 4.2 to the Registrant's
          issued to Anthony N. LaPine,       Form S-3 filed on April 21,
          dated December 1, 1999.            2000.

10.17     Warrant to purchase up to          Incorporated by reference to
          201,923 shares of common stock     Exhibit 4.3 to the Registrant's
          issued to Brown Simpson            Form 8-K filed February 17,
          Strategic Fund, L.P., dated        2000.
          February 9, 2000.

10.18     Warrant to purchase up to          Incorporated by reference to
          76,923 shares of common stock      Exhibit 4.4 to the Registrant's
          issued to H.C. Wainwright & Co.,   Form 8-K filed February 17,
          Inc., dated February 14, 2000.     2000.

10.19     Secured Promissory Note with       Filed electronically herewith
          Anthony LaPine dated
          February 29, 2000

10.20     Loan Forgiveness Agreement with    Filed electronically herewith
          Anthony LaPine dated January 19,
          2000

10.21     Option to Repurchase Technology    Filed electronically herewith
          Agreement with 605285 Ontario
          Inc. dated June 14, 2000

21        Subsidiaries of the Registrant     Incorporated by reference to
                                             Exhibit 22 to the Registrant's
                                             Form 10-K dated March 31, 1997

23        Consent of BDO Seidman, LLP        Filed electronically herewith

27        Financial Data Schedule            Filed electronically herewith

(b) REPORTS ON FORM 8-K. On February 17, 2000 the Company filed a report on Form 8-K, reporting private placement offering of 769,231 shares of Series B Convertible Preferred Stock and warrants to purchase up to 576,923 shares of the Company's common stock.

INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants  . . . . .  F-2

Financial Statements:

     Consolidated Balance Sheets, March 31, 2000 and 1999 . .  F-3

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2000 and 1999  . . . . F-4

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2000 and 1999. . . . . . .  F-5 - F-6

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2000 and 1999. . . . . . . . . . . . . .  F-7 - F-8

     Notes to Financial Statements. . . . . . . . . . . . . .  F-9 - F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Datalink.net,Inc.:

We have audited the accompanying consolidated balance sheets of Datalink.net, Inc. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalink.net, Inc. and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




BDO Seidman, L.L.P.
San Jose, California
May 1, 2000

                               DATALINK.NET, INC.
                           CONSOLIDATED BALANCE SHEETS

          ASSETS                                    March 31      March 31
                                                      2000          1999
CURRENT ASSETS:                                    -----------   -----------
  Cash and cash equivalents                        $15,673,264   $ 3,169,443
  Trade receivables (net of allowance for
    doubtful accounts of $337 in 2000
    and $21,715 in 1999)                                36,717        63,319
  Other receivables                                      4,962         6,372
  Prepaid expenses                                     216,942        41,612
                                                   -----------   -----------
    Total current assets                            15,931,885     3,280,746

Property and equipment, net                            576,674       699,591
Other assets                                            88,847        76,730
                                                   -----------   -----------
    Total assets                                   $16,597,406   $ 4,057,067
                                                   ===========   ===========
          LIABILITIES
Current liabilities:
  Accounts payable                                 $   539,791   $   617,456
  Accrued expenses and other current liabilities       214,342       220,919
  Current portion of capital lease obligation           15,332        14,004
  Current portion of advances on technology sales      398,930       432,022
  Deferred revenue                                     202,069       332,212
                                                   -----------   -----------
    Total current liabilities                        1,370,464     1,616,613

Capital lease obligation,
  net of current portion                                30,910        47,439
Advances on technology sales,
  net of current portion                             1,331,680     1,730,610
                                                   -----------   -----------
    Total liabilities                                2,733,054     3,394,662
                                                   -----------   -----------
Commitments and contingencies (Notes 13 and 15)

          SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series A: $0.001 par
 value; $3.75 liquidation value; authorized:
 5,000,000 shares; issued and outstanding: None in
 2000 and 2,365,540 in 1999                                --          2,366
Convertible preferred stock, Series B: $0.001 par
 value; $13.00 liquidation value; authorized:
 5,000,000 shares; issued and outstanding:
 769,231 in 2000 and none in 1999.                         769         --
Common stock: $0.01 par value in 2000; authorized:
 50,000,000 shares; issued and outstanding:
 13,135,788 in 2000 and 4,828,614 in 1999              131,358        48,286
Additional paid-in capital                          45,513,895    28,060,004
Accumulated other comprehensive loss                   (81,400)      (82,002)
Notes receivable                                    (1,348,747)   (1,261,675)
Accumulated deficit                                (30,351,523)  (26,104,574)
                                                   -----------   -----------
    Total shareholders' equity                      13,864,352       662,405
                                                   -----------   -----------
    Total liabilities and shareholders' equity     $16,597,406   $ 4,057,067
                                                   ===========   ===========
See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                Year Ended
                                                 March 31,
                                            2000          1999
                                          ----------    ----------
     Revenue                             $ 1,459,920   $ 2,128,438
     Cost of revenue                         805,099       822,636
     Research and development                600,957       798,549
     Sales and marketing                   1,608,056     2,937,140
     General and administrative            3,428,314     2,816,655
     Other income (notes 5 and 11)           735,557       816,378
                                          ----------    ----------
           Net loss                       (4,246,949)   (4,430,164)



     Other comprehensive income
     (loss) - Translation adjustment             602       (28,079)
                                        -------------  -------------

     Comprehensive loss                 $ (4,246,347) $ (4,458,243)
                                        =============  =============

     Net loss per share:
     Basic                              $      (0.59) $      (1.06)
     Diluted                            $      (0.59) $      (1.06)

     Shares used in per share
      calculation, basic and
      diluted                              7,213,715     4,187,374
                                        =============  =============





See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                            PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                       ------------------------   --------------------      PAID-IN
                         SHARES       AMOUNT        SHARES     AMOUNT       CAPITAL
                       ----------     --------    ---------    --------   -----------

Balance at
 3/31/1998              2,740,000     $  2,740    4,036,586    $ 40,366  $27,986,854
Options exercised               -            -       43,108         430       80,266
Conversion of preferred
 to common               (374,460)        (374)     748,920       7,490      (7,116)
Amortization of note
 receivable, net of
 accrued interest due           -            -            -           -            -
Translation adjustment          -            -            -           -            -
Net loss                        -            -            -           -            -
                        -----------  -----------  -----------  --------  -----------
Balance at 3/31/1999    2,365,540        2,366    4,828,614      48,286   28,060,004

Common stock issued
 for:
Options exercised               -            -      223,856       2,238      246,353
Services rendered               -            -      114,296       1,144      225,343
Exercise of warrants
 for cash and notes
 receivable                     -            -    2,955,664      29,556    6,881,231
Cashless exercise
 of warrants                    -            -      282,278       2,822       (2,822)
Compensation
 associated with stock
 options and warrants
 granted for services           -            -            -            -     834,000
Conversion of
 preferred, Series
 A to common stock     (2,365,540)      (2,366)   4,731,080       47,312     (44,946)
Preferred, Series B
 shares issued in
 conjunction with
 private placement
 2/11/2000                769,231          769            -             -  9,314,732
Translation adjustment          -            -            -             -          -
Amortization of notes
 receivable, net of
 accrued interest due           -            -            -             -          -
                         --------     ----------   ---------   ---------  -----------

Balance at 3/31/2000      769,231     $     769    13,135,788  $ 131,358  $45,513,895
                         ========     ==========   =========   ========== ===========

See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                           ACCUMULATED
                              OTHER
                          COMPREHENSIVE       NOTES       ACCUMULATED
                               LOSS         RECEIVABLE      DEFICIT          TOTAL
                          -------------   ------------    -------------  ------------
Balance at
 3/31/1998                $   (53,923)    $(1,692,234)    $(21,674,410)  $ 4,609,393
Options exercised                   -               -                -        80,696
Conversion of preferred
 to common                          -               -                -             -
Amortization of note
 receivable, net of
 accrued interest due               -        430,559                 -       430,559
Translation adjustment        (28,079)             -                 -       (28,079)
Net loss                            -              -        (4,430,164)   (4,430,164)
                         -------------  --------------    -------------  ------------
Balance at 3/31/1999          (82,002)    (1,261,675)      (26,104,574)      662,405

Common stock issued
 for:
 Options exercised                  -              -                 -       248,591
 Services rendered                  -              -                 -       226,487
 Exercise of warrants
  for cash and notes
  receivable                        -       (100,000)                -     6,810,787
Cashless exercise
 of warrants                        -              -                 -             0
Compensation
 associated with stock
 options and warrants
 granted for services               -              -                 -       834,000
Conversion of
 preferred, Series
 A to common stock                  -              -                 -             0
Preferred, Series B
 shares issued in
 conjunction with
 private placement
 2/11/2000                          -              -                 -     9,315,501
Translation adjustment            602              -                 -           602
Amortization of note
 receivable net of
 accrued interest due               -         12,928                 -        12,928
Net loss                                                    (4,246,949)   (4,246,949)
                          -----------    ------------     -------------  ------------
Balance at 3/31/2000       $ (81,400)    $(1,348,747)     $(30,351,523)  $13,864,352
                          ===========    ============     =============  ============

See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended
                                                           March 31,
                                                      2000         1999
                                                  ------------  -----------
Cash flows from operating activities:
  Net loss                                        $(4,246,949)  $(4,430,164)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   244,077       205,305
      Allowance for doubtful accounts                 (21,378)       11,915
      Compensation expense related to stock
       issued for services                            226,487            --
      Compensation expenses relating to options/
       warrants for services                          834,000            --
      Foreign currency translation adjustment             602       (28,079)
      Amortization of technology advances            (432,022)     (460,499)
      Amortization of notes receivable                 12,928       430,559
  Changes in assets and liabilities:
      Accounts and other receivables                   49,390       (15,865)
      Prepaid expenses and other assets              (175,330)          925
      Accounts payable and accrued liabilities        (72,792)      372,512
      Deferred revenue                               (130,143)       62,674
                                                  -----------    ----------
  Net cash used in operating activities            (3,711,130)  (3,850,717)
                                                  -----------    ----------
Cash flows from investing activities:
  Acquisition of property and equipment              (121,160)     (275,200)
  Other assets                                        (12,117)      (53,105)
                                                  -----------    ----------
  Net cash used in investing activities              (133,277)     (328,305)
                                                  -----------    ----------
Cash flows from financing activities:
 Proceeds from note payable to bank                 1,000,000            --
 Repayments of note payable to bank                (1,000,000)           --
 Repayments of capital lease obligations              (15,201)      (14,896)
 Proceeds from issuance of preferred stock          9,315,501            --
 Proceeds from exercise of options and warrants     7,047,928         9,642
                                                  ------------   ----------
 Net cash provided by (used in) financing
  activities                                       16,348,228        (5,254)
                                                  -----------    ----------
Net increase (decrease) in cash and cash
   equivalents                                     12,503,821    (4,184,276)

Cash and cash equivalents, beginning
  of year                                           3,169,443     7,353,719
                                                  -----------    ----------
Cash and cash equivalents, end of year            $15,673,264    $3,169,443
                                                  ===========    ==========

See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                    2000          1999
                                                ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                        $   42,400     $     9,958
                                                ============   ============

  Cash paid for income taxes                    $      800     $       800
                                                ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock options exercised in
   exchange for accrued expenses                $   11,450     $    71,056
                                                ============   ============

  Preferred stock converted to common
  stock                                         $    2,366     $       374
                                                ============   ============


  Cashless exercise of warrants                 $    2,822     $    --
                                                ============   ============


See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

Datalink.net, Inc. (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. Datalink.net is a wireless application service provider, marketing a suite of products and services for both the B2B (business to business) and B2C (business to consumer) markets. The B2B Group extends Internet franchises to the wireless world through the company's patented Xpresslink(TM) Application Server, while the B2C Group provides custom tailored information to the wireless user, through devices such as pagers, WAP phones and personal digital assistants, such as the Palm V and VII.

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

CONCENTRATIONS OF RISK:

Financial instruments which potentially subject the Company to concentrations of risk consist principally of trade and other receivables and accounts payable.

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

The Company rents pagers to customers supplied principally from one supplier. Management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay and a possible loss of sales, which would affect operating results adversely.

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

STOCK BASED COMPENSATION:

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock-based compensation issued to non- employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Company has elected to continue to account for stock based compensation under APB No. 25. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock.

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

REVENUE RECOGNITION:

The Company recognizes revenues from transaction fees, monthly charges, and pager rental income from its services. Revenues are recognized over the service period and expenses are recognized when goods have been received or services provided.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2000 and 1999, there were no capitalized software development expenditures since the period between technological feasibility and availability have coincided and products under development have not yet achieved technological feasibility.

Research and development expenditures are expensed as incurred.

ADVERTISING EXPENDITURES:

Advertising expenditures including production costs, of $239,361 and $1,571,964 in 2000 and 1999 respectively, were charged to operations as incurred.

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

Outstanding common shares and per share amounts have been adjusted for a 2 for 1 stock split which was effective April 27, 2000.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification has no effect on previously reported net loss or shareholders equity.

COMPREHENSIVE INCOME (LOSS):

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company in the third quarter of fiscal 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items to be included, which are excluded from net income (loss) include foreign currency translation adjustments.

RECENT PRONOUNCEMENTS:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not currently or intend to engage in any derivative or hedging activities. As such, the accounting and disclosure prescribed by SFAS No. 133 are not expected to have a material impact on the Company.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options, FIN 44 may have a material effect on the Company's financial position and results of operations.

4.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following:

                                                   MARCH 31,
                                              2000         1999
                                           -----------  ----------
       Furniture and fixtures               $ 162,112    $167,592
       Computer and office equipment          784,511     687,788
       Equipment under capital lease           81,640      81,640
       Purchased software                     177,019     156,337
                                           -----------  ----------
                                            1,205,282   1,093,357
        Less accumulated depreciation
        and amortization                     (628,608)   (393,766)

                                           -----------  ----------
                                            $ 576,674    $699,591
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

6.  CAPITAL LEASE:

Effective October 1997, the Company entered into a leasing agreement for certain equipment used in the operation of the Company. The lease has been classified as a capital lease, and is for a five year term, with payments due monthly with interest at 10.45% per annum. Payments, in the initial three years of the lease are approximately $2,000 per month. During the last two years of the lease the payments are reduced to approximately $1,100 per month. The lease is collateralized by the underlying equipment included in property and equipment with an original capitalized value of $81,640. Accumulated depreciation on capitalized lease assets was $35,377 and $23,131 at March 31, 2000 and 1999 respectively. The combined principal and interest portions being recognized under the capital lease for the next three years are as follows:

               Year ended March 31,
                    2001              $ 21,033
                    2002                21,033
                    2003                12,269
                                       --------
                                        54,335
               Less imputed interest    (8,093)
                                       --------
               Total                   $46,242
                                       ========

7. INCOME TAXES:

At March 31, 2000, the Company has approximately $930,900 in Canadian net operating loss carryforwards which expire in the years 2001 through 2006.

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
       --------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
       -----------     ----------        ----------     ----------
        $2,729,703        2012           $2,729,703        2005
         3,219,423        2013            2,632,477        2005
         4,427,050        2019            1,640,034        2005
         4,302,268        2020            2,151,134        2005
       -----------                       ----------
       $14,678,444                       $9,153,348
       ===========                       ==========

At March 31, 2000 and 1999, the Company had net deferred tax assets of approximately $6,000,000 and $5,000,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to the Company's net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

8. SHAREHOLDERS' EQUITY:

On June 22, 1999, the shareholders voted to amend the Company's Articles of Incorporation increasing the authorized common stock to 50,000,000 shares.

On August 23, 1999 the Board approved an exchange offer to reduce the number of outstanding warrants. The Company was authorized to issue 1 share of common stock for each 8 Private Placement Warrants received, and 1 share of common stock for each 6 Agent Warrants received. The Exchange Offer commenced on August 25, 1999 and terminated on September 23, 1999. A total of 386,640 Private Placement Warrants were validly delivered, and not withdrawn, for exchange in connection with the Exchange Offer. All such Private Placement Warrants were accepted by the Issuer for exchange in accordance with the terms of the Exchange Offer, and 48,330 shares of the Issuer's common stock were exchanged for such warrants. A total of 9,968 Agent Warrants were validly delivered, and not withdrawn, for exchange in connection with the Exchange Offer. All such Agent Warrants were accepted by the Issuer for exchange in accordance with the terms of the Exchange Offer, and 1,662 shares of the Issuer's common stock were exchanged for such warrants. In addition, 374,248 common stock purchase warrants were exchange for 232,286 shares of common stock during the year ended March 31, 2000.

On March 13, 2000 the Board of Directors of the Company approved a 2 for 1 stock split. The 2 for 1 stock split was effected on April 27, 2000 and applied to all holders of common stock of record. As a result of the split the number of shares of common stock into which the preferred stock could be converted was increased to 1,538,462 from 769,231. The number of shares of common stock issued and outstanding at March 31, 2000 was 13,135,788. All financial data and share data in this Form 10-KSB give retroactive effect to this split, unless otherwise indicated.

CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 5,000,000 shares of preferred stock, of which 2,740,000 has been designated as Series A preferred stock, and 769,231 as Series B preferred stock.

On November 5, 1997, the Company completed the sale of units of the Company's Series A convertible preferred stock. The units were sold in a private placement pursuant to an agreement with an investment banking firm. A total of 68.5 units were sold at a cost of $150,000 per unit for total gross proceeds of $10,275,000. Each unit consisted of 40,000 shares of preferred stock, par value $.001, and each share of preferred stock was convertible into two shares of common stock. Also included with each unit was a detachable common stock purchase warrant to purchase 40,000 shares of the Company's common stock at a purchase price of $2.50 per share. The Company received approximately $8.0 million in cash, net of expenses, plus $1.05 million in a note receivable from the CEO of the Company. Expenses and commissions related to the private placement totaled approximately $1.3 million.

During the year ended March 31, 2000, all of the remaining Series A convertible preferred shares were converted into common stock. On March 2, 2000, the remaining $2.50 common stock purchase warrants issued in conjunction with the Series A Preferred Shares were provided a notice of redemption. Of the 1,059,946 warrants outstanding on March 2, 2000, 894,600 had been exercised by March 31, 2000, and the remaining 165,346 were exercised by April 3, 2000.

As of February 9, 2000, Datalink.net, Inc. consummated a private placement to two investment funds of (i) 769,231 shares of Series B Convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H.C. Wainwright & Co., Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. The Company received $9,315,501 in cash, net of expenses and commissions of $684,499.

Series B Convertible Preferred Stock Provisions

DIVIDENDS: The holders of shares of Series B preferred stock shall be entitled to receive dividends, out of any assets legally available therefor, ratably with any declaration or payment of any dividend with holders of the common stock or other junior securities of this Corporation, when as and if declared by the Board of Directors, based on the number of shares of common stock into which each share of its Series B Convertible preferred stock is then convertible. As of March 31, 2000, no dividends have been declared.

LIQUIDATION: In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of record of the shares of the Series B preferred stock shall be entitled to receive, before and in preference to any distribution or payment of assets of the Company or the proceeds thereof may be made or set apart for the holders of common stock or any other security junior to the Series B preferred stock in respect of distributions upon liquidation out of the assets of the Corporation legally available for distribution to its stockholders, in an amount in cash equal to $13.00 per share. If, upon such liquidation, the assets of the Corporation available for distribution to the holders of the Series B preferred stock and any other series of preferred stock then outstanding ranking on parity with the Series B preferred stock upon liquidation ("Parity stock") shall be insufficient to permit payment in full to the holders of the Series B preferred stock and parity stock, then the entire assets and funds of the Company legally available for distribution to such holders and the holders of the parity stock then outstanding shall be distributed ratably among the holders of the Series B preferred stock and parity stock based upon the proportion which the total amount distributable on each share upon liquidation bears to the aggregate amount available for distribution on all shares of the Series B preferred stock and such parity stock, if any.

CONVERSION: Each share of preferred stock, at the option of the holder, is convertible into two fully paid and non-assessable shares of common stock.

REDEMPTION:  The Series B preferred stock is not redeemable.

VOTING RIGHTS: The holders of Series B preferred stock are not entitled to voting rights.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company has reserved 100,000 shares of its $.01 par value common stock for issuance to eligible persons under this plan. As of March 31, 2000, no shares had been granted under this plan. The Company does not intend to grant options under this plan.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Company is currently authorized to issue up to 1,000,000 shares of common stock under the Plan, and intends to seek Shareholder approval to issue additional shares. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2000, no stock appreciation rights have been granted under the Plan.

Effective May 24, 1999 the Board of Directors of the Company approved the repricing of all of the options held by employees of the Company except for those options held by the Company's CEO and the Company's Vice President of Marketing. Employees with an exercise price ranging between $0.375 per share and $3.50 per share were offered the opportunity to amend their option grants to reprice the exercise price to $1.29 per share.

Effective November 17, 1999, the Company's Board of Directors approved the repricing of all of the options held by Directors of the Company. All of the Directors were offered the opportunity to amend their option grants to reprice the exercise price to $1.56, and $1.72 for 10% or greater shareholders.

Activity for stock options under the 1996 Stock Option Incentive Plan through March 31, 2000 is as follows:
                                                                       WEIGHTED
                      SHARES      NUMBER                  AGGREGATE    AVERAGE
                     AVAILABLE      OF       PRICE PER     EXERCISE    EXERCISE
                     FOR GRANT    OPTIONS      SHARE         PRICE      PRICE
                    -----------  ---------  -------------  ---------   --------
Balance,3/31/1998      331,850     662,710  $ 1.40-$10.00  $1,526,309   $ 2.30
Authorized                  -           -           -             -          -
Granted               (482,904)    482,904  $ 0.37-$ 3.46  $  568,133   $ 1.17
Canceled               153,646    (153,646) $ 1.40-$10.00    (457,012)  $ 2.95
Exercised                 -        (43,108) $ 1.22-$ 3.00     (80,696)  $ 1.87
                   -----------   ---------                ----------  --------
Balance, 3/31/1999       2,592     948,860  $ 0.37-$10.00  $1,556,734   $ 1.64
Authorized                  -            -         -            -           -
Granted             (1,557,456)  1,557,456  $ 1.29-$20.00   7,257,848     4.50
Canceled               715,272    (715,272) $ 0.37-$ 3.19  (1,364,527)    1.91
Exercised                   -     (223,856) $ 0.50-$ 2.35    (248,591)    1.11
                    -----------  ----------  ------------- ----------  -------
Balance, 3/31/2000   (858,592)   1,586,188  $ 0.50-$20.00  $7,201,464   $ 4.54
                    ===========  ==========  ============= ==========   =======

During the year ended March 31, 2000, the Board of Directors approved the grants of 1,556,456 options, which exceeded the grants authorized by the shareholders by 858,592. The Company plans to request shareholder approval for additional grants at its next meeting of shareholders to be held during the second quarter of FY 2001. Assuming shareholder approval, the Company will record compensation expense over the life of the options, for any excess of the fair market value of the Company's stock, on the date of approval, over the exercise price.

The weighted average fair value of those options granted during the years ended March 31, 2000 and 1999 was $9.17 and $0.80, respectively. Options to purchase 316,754 and 527,568 shares were exercisable with a weighted average exercise price of $2.10 and $2.00 at March 31, 2000 and March 31,1999 respectively.

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                           2000           1999
          Net loss available to         -----------   -------------
          common shareholders
            As reported               $(4,246,949)   $ (4,430,164)
            Pro forma                  (4,865,606)     (4,710,975)
          Net loss per share
            As reported, basic
              and diluted                   (0.59)          (1.06)
            Pro forma, basic
             and diluted                    (0.67)          (1.13)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 2000 and 1999:

                                             2000          1999
                                         -----------    ----------
         Expected dividend                  $ --           $ --
         Expected life of option           1-4 years       1-4 years
         Risk-free interest rate          4.61%-5.75%     4.63%-5.60%
         Expected volatility                244.3%           93.5%

The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The following table summarizes the stock options outstanding at March 31, 2000:

                    OPTIONS
             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------  -------------   ---------  ------------  --------
MARCH 31, 2000

$ 0.50-$ 1.00     103,004         7.6        $ 0.51        20,336     $ 0.56
$ 1.01-$ 2.00     421,060         7.5          1.58       201,961       1.66
$ 2.01-$ 3.00      78,000         7.5          2.21        50,000       2.21
$ 3.01-$ 4.00     604,000         9.4          3.71        24,333       3.49
$ 4.01-$ 8.00      91,000         8.7          6.90        20,000       6.50
$ 8.01-$20.00     289,124         9.9         11.93           124      10.00
                ---------         ---        ------        -------    ------
                1,586,188         8.6        $ 4.54       316,754     $ 2.12
                =========         ===        ======        =======    ======

10.  REVENUE:

The Company has sales to customers in both Canada and the U.S. Revenue from Canadian Sales totaled $51,886 and $68,224 and sales from United States customers totaled $1,408,034 and $2,060,214 in 2000 and 1999, respectively.

11.  OTHER INCOME:

Other income (expense) consists of the following items:

                                             YEAR ENDED
          DESCRIPTION                   2000            1999
          ---------------------     ------------     -----------
          Owners fee sales          $(1,570,000)     $(1,570,000)
          of technology

          Interest on note from       1,570,000        1,570,000
          sales of technology

          Amortization of               432,021          460,502
          technology advances

          Interest income               313,876          402,164

          Miscellaneous                 (10,340)         (46,288)
                                    -----------      ------------
          Total other income        $   735,557      $   816,378
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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                MARCH 31,
                                            2000          1999
                                        ------------  -------------
Basic EPS:
     Net loss                          $ (4,246,949) $  (4,430,164)
                                       =============  =============

  Average common shares outstanding       7,213,715      4,187,374
                                       ------------   ------------
Basic EPS                              $      (0.59)  $     (1.06)
                                       ============   ============
Diluted EPS:

     Net loss                           $(4,246,949)  $ (4,430,164)
                                       ============   ============
  Average common shares outstanding       7,213,715      4,187,374
  Convertible preferred                           -             -
  Warrants                                        -             -
  Stock options                                   -             -
                                       ------------   -------------
  Total shares                            7,213,715      4,187,374
                                       ------------   ------------
Diluted EPS                             $     (0.59)  $     (1.06)
                                        ===========   ============

In 2000 and 1999, 6,467,088 potential shares and 10,770,832 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

13.  OPERATING LEASES:

The Company leases space for both its San Jose and Vancouver locations through 2003. Rental expense for these leases and for various equipment leases totaled approximately $279,909 in 2000 and $259,000 in 1999.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                     2001                $ 344,370
                     2002                  355,049
                     2003                  159,197
                                        ----------
                                         $ 858,616
                                        ==========

14. RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, The Company entered into a three year employment agreement with the Company's Chief Executive Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one year terms unless notice is provided by either party.

Concurrently with the execution of the original employment agreement, the Company's Chief Executive Officer entered into a Stock Purchase Agreement pursuant to which he purchased 400,000 shares of the Common Stock of DCC (which were later exchanged for 400,000 shares of the Company's Common Stock), and as payment terms he executed a non-recourse promissory note in the amount of $1,500,000. The note bore interest at 10.5% per annum and the principal plus interest were due on or before April 1, 2001. As security for the note, the Chief Executive Officer granted the Company a security interest in the 400,000 shares of Common Stock.

On June 26, 1996, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,500,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 1999, and there are no uncured defaults by him under this Employment Agreement on May 1, 1999. The note plus interest was amortized over the period of the contract of employment as compensation. Consequently, in the years ended March 31, 2000 and 1999, expense of $48,754 and $585,044 respectively has been recorded as compensation expense. On May 1, 1999, the note and accrued interest was forgiven in full.

On January 2, 1997, the Company entered into a three year non-cancelable lease agreement with the Chief Executive Officer of the Company where the Company leased office space owned by the Chief Executive Officer at an annual rate of $100,000 or $8,333.37 per month. This lease was cancelled on November 1, 1999.

In conjunction with the private placement dated November 5, 1997 the Chief Executive Officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 280,000 shares of preferred stock with detachable warrants to purchase 280,000 shares of the Company's common stock at $2.50 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 10.25%.

On December 1, 1999, the Company issued warrants to purchase 300,000 shares of common stock at $2.375 per share to the Chief Executive Officer.

On January 15, 2000, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,050,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 2004, and there are no uncured defaults by him under his Employment Agreement on May 1, 2004. The note, together with interest accrued thereon has been presented as contra-equity in the balance sheet. The note plus interest is being amortized over the period of the contract of employment. Consequently, in the year ended March 31, 2000 expense of $93,888 has been recorded as employment compensation.

On February 29, 2000, the Company entered into a secured promissory note with the Chief Executive Officer, in the amount of $100,000 to cover the cost of the Chief Executive Officer's exercise of 40,000 warrants, that would otherwise be redeemed by the corporation on April 3, 2000, pursuant to the Company's automatic redemption rights against all holders of the Company's $2.50 warrants.

15.  COMMITMENTS AND CONTINGENCIES:

During 1999 the Company entered into a Line of Credit agreement with a financial services company. The line of credit is for the express purpose of purchasing wireless information devices. The line of credit is in the amount of $1,000,000 and is collateralized by funds on account at the financial services company. Borrowings under the line of credit bear interest at a variable rate equal to 2.4% above the 30-day commercial paper rate. The line of credit expires March 27, 2001, with an automatic one year renewal provision.

The Company also has a letter of credit agreement with Union Bank of California as a condition of its pager rental agreement. Under the terms of the agreement, the letter of credit is in the amount of $200,000. Borrowings under the letter of credit bear interest at prime plus 2% and required a compensating balance to be on deposit at the bank of $200,000. The letter of credit expires February 1, 2001, and is renewable. There were no amounts outstanding under either arrangement as of March 31, 2000 or 1999 and this agreement is in the process of cancellation as the Company has purchased its pager inventory from the vendor.

The Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

16.  EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 2000 or 1999.

17.  SUBSEQUENT EVENTS

By April 3, 2000, all of the remaining $2.50 Common Stock Purchase Warrants were exercised, pursuant to a notice of redemption from the Company, resulting in additional cash received of $413,365.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 29, 2000               DATALINK.NET, INC.


                                  By: /S/ ANTHONY N. LAPINE
                                     -----------------------------
                                     Anthony N. LaPine
                                     Chief Executive Officer
                                     and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/S/ ANTHONY N. LAPINE
------------------------       Chief Executive Officer     June 29, 2000
Anthony N. LaPine              and Chairman of the Board


/S/ WILLIAM A. MAHAN
------------------------       Chief Financial Officer     June 29, 2000
William A. Mahan               and Treasurer


/S/ CHARLES K. DARGAN II
------------------------       Executive Vice President
Charles K. Dargan II           and Director                June 29, 2000


/S/ FREDERICK M. HOAR
------------------------       Director                    June 29, 2000
Frederick M. Hoar


/S/ JASON PAVONA
------------------------       Director                    June 29, 2000
Jason Pavona