Form 10QSB
period 2000-06-30
DATALINK NET INC
filed 2000-08-14
CIK 832370

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


              For the quarterly period ended June 30, 2000


                       Commission file number: 1-15569


                              DATALINK.NET, INC.
            ----------------------------------------------------
            (Exact name of small business issuer in its charter)


          Nevada                                    36-3574355
-------------------------------          -------------------------------
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

                                 Yes [X] No [ ]

There were 14,151,479 shares of the Registrant's Common Stock outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               DATALINK.NET, INC.

                                TABLE OF CONTENTS


                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         June 30, 2000 and March 31, 2000                             3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three months ended
         June 30, 2000 and 1999                                       4

     c.  Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2000 and 1999            5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          13
ITEM 2.  CHANGES IN SECURITIES.                                      13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        13
ITEM 5.  OTHER INFORMATION.                                          13


SIGNATURES                                                           14


                                    EXHIBITS

     INDEX TO EXHIBITS

     EXHIBIT 27  FINANCIAL DATA SCHEDULE

                               DATALINK.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            June 30            March 31
                                             2000               2000
                                          (unaudited)
                                          ------------       ------------
     ASSETS
Current Assets:
  Cash and cash equivalents               $ 14,396,297       $ 15,673,264
  Trade receivables                             37,558             36,717
  Other receivables                             10,271              4,962
  Prepaid expenses                             311,547            216,942
                                          ------------       ------------
     Total current assets                   14,755,673         15,931,885

Property and equipment, net                    649,346            576,674
Other assets                                   101,952             88,847
                                          ------------       ------------
     Total assets                         $ 15,506,971       $ 16,597,406
                                          ============       ============
     LIABILITIES
Current liabilities:
 Accounts payable                         $    356,692       $    539,791
 Accrued expenses and other
  current liabilities                          264,910            214,342
 Current portion of capital
  lease obligation                              15,332             15,332
 Current portion of advances
  on technology sales                          389,852            398,930
 Deferred revenue                              167,846            202,069
                                          ------------       ------------
     Total current liabilities               1,194,632          1,370,464

Capital lease obligation,
 net of current portion                         26,693             30,910
Advances on technology sales, net
 of current portion                          1,237,729          1,331,680
                                          ------------       ------------
     Total Liabilities                       2,459,054          2,733,054
                                          ------------       ------------
    SHAREHOLDERS' EQUITY
Convertible preferred stock                        469                769
Common stock                                   141,603            131,358
Additional paid-in capital                  46,454,445         45,513,895
Accumulated other comprehensive loss           (88,137)           (81,400)
Notes receivable                            (1,288,681)        (1,348,747)
Accumulated deficit                        (32,171,782)       (30,351,523)
                                          ------------       ------------
 Total shareholders' equity                 13,047,917         13,864,352
                                          ------------       ------------
 Total liabilities and
  shareholders' equity                    $ 15,506,971       $ 16,597,406
                                          ============       ============


     See accompanying notes to condensed consolidated financial statements.

                               DATALINK.NET, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                           Three Months Ended
                                                 June 30,
                                      -------------------------------
                                          2000              1999
                                      ------------       ------------
Revenue                               $    281,221       $    436,885

Cost of revenue                            186,997            199,135

Research and development                   304,802            142,349

Sales and marketing                      1,023,351            356,445

General and administrative                 939,943            523,685

Other income                               353,613            171,997
                                      ------------       ------------

     Net loss available to
      common shareholders               (1,820,259)          (612,732)


Other comprehensive income
 (loss) - Translation adjustment            (6,737)             3,132
                                      ------------       ------------

Comprehensive Loss                    $ (1,826,996)      $   (609,600)
                                      ============       ============


Net loss per share:
 Basic                                $      (0.13)      $      (0.12)
 Diluted                              $      (0.13)      $      (0.12)

Shares used in per share
 calculation basic and diluted          13,739,736          5,017,448
                                      ============       ============


     See accompanying notes to condensed consolidated financial statements.

                               DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Three Months Ended
                                                           June 30,
                                                 -------------------------------
                                                     2000           1999
                                                 ------------       ------------
Cash flows from operating activities:
 Net loss                                        $ (1,820,259)      $   (612,732)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                       64,895             63,596
   Compensation expense related to stock
    issued for services                                29,099                 --
   Foreign currency translation adjustment             (6,736)             3,132
Amortization of technology advances                  (103,029)          (110,843)
   Amortization of note receivable                     60,066             17,762
 Changes in assets and liabilities:
   Accounts and other receivables                     (11,112)            13,547
   Prepaid expenses and other assets                  (94,605)            (5,234)
   Accounts payable and accrued liabilities          (104,302)          (264,633)
   Deferred revenue                                   (34,223)           (41,754)
                                                 ------------       ------------
 Net cash used in operating activities             (2,020,206)          (937,159)
                                                 ------------       ------------
Cash flows from investing activities:
 Acquisition of property and equipment               (137,567)           (18,871)
 Other assets                                          (8,145)            (8,731)
                                                 ------------       ------------
 Net cash used in investing activities               (145,712)           (27,602)
                                                 ------------       ------------

Cash flows from financing activities:
 Proceeds from sale of common stock                   893,168             17,143
 Payments on capital lease                             (4,217)            (3,702)
                                                 ------------       ------------
Net cash provided by financing
 activities                                           888,951             13,441
                                                 ------------       ------------
Net decrease in cash and
  cash equivalents                                 (1,276,967)          (951,320)

Cash and cash equivalents, beginning
 of period                                         15,673,264          3,169,443
                                                 ------------       ------------
Cash and cash equivalents, end of period         $ 14,396,297       $  2,218,123
                                                 ============       ============


     See accompanying notes to condensed consolidated financial statements.

                               DATALINK.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                          2000        1999
                                         ------      ------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                   $1,469      $2,253
                                         ======      ======
Cash paid for income taxes               $  605      $1,365
                                         ======      ======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Preferred stock converted to common
 stock                                   $  600      $  469
                                         ======      ======


          See accompanying notes to consolidated financial statements.

                               DATALINK.NET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Datalink.net, Inc., (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. Datalink.net is a wireless application service provider, marketing a suite of products and services for both the B2B (business to business) and B2C (business to consumer) markets. The B2B Group extends Internet franchises to the wireless world through the Company's patented Xpresslink(TM) Application Server, while the B2C Group provides customer tailored information to the wireless user, through devices such as pagers, WAP phones and personal digital assistants, such as the Palm V and VII.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. All financial data and share data in this Form 10QSB give retroactive effect to the 2 for 1 stock split which was effected on April 27, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

3. OTHER INCOME

Other income consists of the following items:


                                           Three Months Ended
                                                June 30,
                                         -------------------------
Description                                2000            1999
-----------------------------------      ---------       ---------
Owners fee sales of technology           $(392,500)      $(392,500)
Interest on notes from sales of
 technology                                392,500         392,500
Amortization of technology advances        103,031         110,844
Interest income                            250,309          59,675
Miscellaneous                                  273           1,478
                                         ---------       ---------
Total other income                       $ 353,613       $ 171,997
                                         =========       =========

4. CALCULATIONS OF NET LOSS PER SHARE


                                         Three Months Ended
                                               June 30,
                                    -------------------------------
                                        2000               1999
                                    ------------       ------------
Weighted average common shares
 outstanding for the period           13,739,736          5,017,448

Shares used in per share
 calculations                         13,739,736          5,017,448

Net loss available to common
 shareholders                       $ (1,820,259)      $   (612,732)

Net loss per share                  $      (0.13)      $      (0.12)


Basic and diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 4,939,611 and 9,203,344 as of June 30, 2000 and 1999, respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below and in the Company's Form 10-KSB for the year ended March 31, 2000:

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a Wireless Application Service Provider (w-ASP), which involved major infrastructure changes. The financial trends begun in FY 2000 have continued through the first quarter of FY 2001. The Company has used the proceeds of its private placement to expand its engineering capability and research and development efforts, as well as to increase its sales and marketing presence in the wireless market. The Company is completing this repositioning with its focus on the Business to Business (B2B) marketplace and end-to-end mobile data solutions utilizing unique and patented Wireless Information Technology. This strategy has necessitated a drastic reduction in the direct marketing, media supported programs previously dedicated to promoting the Company's Business to Consumer (B2C) products. The Company's B2B strategy has moved forward significantly with the formation of a new business unit, Net2Wireless.com which is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranet, Internet and e-commerce transactions.

The highlights of the first quarter of FY 2001:

1. Datalink.net continues the repositioning to a w-ASP, specializing in wireless enterprise solutions.

2. Contract signed with Chase Manhattan Bank for licensing of a professional financial product, the Global Market Pro.

3. Signed contracts to provide wireless enablement of and gateway licensing to additional B2B enterprises: Wall Street Strategies, Unimobile, WizShop, and Bull Market Report.

4. Signed letters of intent to acquire two wireless software companies: Cross Communications, Inc., which was subsequently closed in July, and Simkin, Inc., a medical software and wireless company.

5. Recruited new senior executives in positions of Chief Operating Officer, Executive Vice-President for mergers and acquisitions and Vice-President of Strategic Sales.

6. Strengthening of engineering, sales and marketing staffs with the addition of over 20 professionals.

7. Initiated extensive participation in and/or sponsorship of the Wireless Data Forum, the WAP Forum, and other wireless trade organizations. Anthony LaPine, Chairman and CEO of Datalink.net was appointed Co-Chair of the WAP Interoperability Group.

Although the Company's strategic repositioning is in place, any resultant financial benefit is anticipated to impact future quarters of FY 2001 and beyond, as the contracts and business initiatives begun in FY 2000 and continuing in the first quarter of FY 2001 ultimately generate revenues.

The new B2B sales and product strategy creates an optimistic future for Datalink.net, but in the interim, has not been in place long enough with sufficient resources to develop meaningful revenues. This, combined with the reduced direct sales of products in the consumer sector (B2C) has contributed to an overall decline in revenues from the prior period.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 2000 amounted to $281,221, as compared to $436,885 in the same period of 1999.

The revenue decrease resulted principally from the Company's strategic repositioning as a wireless application service provider, as further described above in the "Overview".

COST OF REVENUES AND GROSS MARGIN

Cost of revenues has decreased from $199,135 in the June 30, 1999 quarter to $186,997 in the June 30, 2000 quarter, due to the decrease in net revenues. Cost of revenues represents the direct costs necessary to provide the services to customers. This cost of revenues is not directly proportional to revenues, and when revenues decrease as they have in the current quarter, the cost of revenues does not decrease in the same percentage and has in fact decreased less because of minimum base charges for data feeds. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

OPERATING EXPENSES

Operating expenses increased during the three months ended June 30, 2000 from the like period of 1999. The Company categorizes operating expenses into three major categories: research and development, sales and marketing and general and administrative. The tables below summarize the increases in these three categories of operating expenses:


                     Three Months Ended June 30,
                     --------------------------
Description              2000           1999
---------------      ----------      ----------
Research and
 Development         $  304,802      $  142,349
Sales and
 Marketing            1,023,351         356,445
General and
 Administrative         939,943         523,685
                     ----------      ----------
     Totals          $2,268,096      $1,022,479
                     ==========      ==========


Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to additional engineering personnel and from the development of new products, such as Global Market Pro.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product line. These include costs required to staff and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of sales personnel and a customer support call center. These costs have increased substantially in the quarter ended June 30, 2000 from the quarter ended June 30, 1999, due principally to the addition of new salesmen and new marketing personnel, in addition to increased participation in wireless data forums and trade shows. New marketing programs have also been developed and are in the process of being implemented for new wireless products such as the Global Market Pro.

General and administrative expenses include accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, rent, depreciation of furniture and fixtures and other fixed assets, administrative personnel, and other overhead related costs. These costs increased in the current quarter due to increases in administrative personnel as well as an expansion in office space in San Jose and Vancouver. Further, non-cash charges of $29,099 incurred in the June 30, 2000 quarter versus none in the June 30, 1999 quarter were included in general and administrative expense. These charges are compensation related expenses for financial and marketing consulting services paid for with stock, options or warrants. The expense is valued at the fair market value of the stock issued, or in the instance of common stock purchase warrants, in accordance with Black-Scholes pricing guidelines.

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of deferred revenue from technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):


                      Three Months Ended June 30,
                       -------------------------
Description             2000            1999
-----------------      ---------       ---------
Owners fee sales
 of technology         $(392,500)      $(392,500)
Interest on notes
 from sales of
 technology              392,500         392,500
Amortization of
 technology
 advances                103,031         110,844
Interest income          250,309          59,675
Miscellaneous                273           1,478
                       ---------       ---------
     Totals            $ 353,613       $ 171,997
                       =========       =========


The resultant non-operating income increased during the three months ended June 30, 2000 from the three months ended June 30, 1999 due principally to the increase in interest income from the cash available for investment from the proceeds raised in the February 2000 private placement.

The net loss available to common shareholders increased from $612,732 during the three months ended June 30, 1999 to $1,820,259 for the three months ended June 30, 2000, due to the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the periods are summarized below:


                                        Three Months Ended June 30,
                              -----------------------------------------------
Product                          2000              1999             Change
------------------------      -----------       -----------       -----------
Cash (used) in operating
 activities                   $(2,020,206)      $  (937,159)      $(1,083,047)
Cash (used) in investing
 activities                      (145,712)          (27,602)         (118,110)
Cash provided by
 financing activities             888,951            13,441           875,510
                              -----------       -----------       -----------
Net decrease in cash
 and cash equivalents         $(1,276,967)      $  (951,320)      $  (325,647)
                              ===========       ===========       ===========


As of June 30, 2000, the Company had cash and cash equivalents amounting to $14,396,297, a decrease of $1,276,967 from the balance at March 31, 2000. Working capital decreased to $13,561,041 as compared to $14,561,421 at March 31, 2000. In the quarter ended June 30, 2000, the 165,346 remaining $2.50 common stock purchase warrants were exercised, resulting in additional cash received of $413,365. The decreases in cash and working capital resulted from working capital utilized in operations and offset somewhat by the exercise of stock options and warrants. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than routine litigation incidental to its business, the Company is a party in two pending legal proceedings. One suit was filed on March 23, 2000 in the Superior Court of California, County of Santa Clara by Theresa Dorr, a former company employee, who claims that the Company wrongfully terminated her employment, discriminated/harassed her based on her sex, and breached her alleged implied employment contract and covenant of good faith/fair dealing. Plaintiff is seeking damages in an unspecified amount for lost earnings, emotional distress, punitive damages and recovery of attorney's fees and costs. The Company denies all allegations, believes the suit is entirely without merit and intends to contest the suit vigorously.

The second suit was filed on July 11, 2000 in the United States District Court, for the District of Minnesota, by Datalink Corporation, seeking redress for alleged: (i) trademark infringement, (ii) unfair competition, (iii) service mark infringement, (iv) unfair competition, and (v) deceptive trade practices. Plaintiff is seeking (a) an Order of the Court enjoining and restraining the Company from using the name "Datalink.net" or "Datalink"; (b) an Order compelling Defendant to disgorge all profits in an unspecified amount which the Company has earned as a result of its use of the name "Datalink.net"; (c) compensatory damages in an unspecified amount caused by Defendant's alleged infringing activities; and (d) treble damages, costs, and reasonable attorney's fees, in an unspecified amount. The Company denies all allegations, believes the suit is entirely without merit and intends to contest the suit vigorously.

ITEM 2. CHANGES IN SECURITIES.

The Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended June 30, 2000, the Company issued a total of 10,064 shares of its common stock to suppliers of services to the Company and converted 300,000 shares of Series B Convertible Preferred Stock to 600,000 shares of Common Stock, for a total of 610,064 shares of common stock. Also, the Company issued 10,000 shares of its common stock to the holders of warrants exercisable at $1.59 in exchange for cash, issued 205,958 shares of common stock to the holders of $1.875 warrants in exchange for cash, for total proceeds to the company of $402,071.25.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        A) Exhibits
        Exhibit 27 - Financial Data Schedule
        B) Reports on Form 8-K: None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DATALINK SYSTEMS CORPORATION



Date:   August 14, 2000    By:/s/ Anthony N. LaPine
                              Anthony N. LaPine, President and
                              Chief Executive Officer (Principal
                              Executive Officer)



                           By:/s/ William Mahan
                              William Mahan, Chief Financial
                              Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                                  METHOD OF FILING
-------                                  ----------------
27. Financial Data Schedule              Filed herewith electronically