Form 10QSB
period 2000-09-30
DATALINK NET INC
filed 2000-11-17
CIK 832370

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2000


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

                       Yes [ X ]   No [   ]

There were 14,901,794 shares of the Registrant's Common Stock outstanding as of October 31, 2000.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

                              DATALINK.NET, INC.

                               TABLE OF CONTENTS

                                                                   Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


    a.  Condensed Consolidated Balance Sheets
        September 30, 2000 and March 31, 2000                         3

    b.  Condensed Consolidated Statements of Operations
        and Comprehensive Loss for the three and six month periods
        ended September 30, 2000 and 1999                             4

    c.  Condensed Consolidated Statements of Cash Flows
        for the six months ended September 30, 2000 and 1999          5

    d.  Notes to the Condensed Consolidated Financial
        Statements                                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                           16
ITEM 2.  CHANGES IN SECURITIES.                                       16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                             16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         16
ITEM 5.  OTHER INFORMATION.                                           17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

                               DATALINK.NET, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                         September 30     March 31
                                            2000            2000
                                         (unaudited)
     ASSETS                              -----------    -----------
Current Assets:
  Cash and cash equivalents              $ 12,830,131   $ 15,673,264
  Trade receivables                           214,530         36,717
  Other receivables                           152,202          4,962
  Prepaid expenses                            221,565        216,942
                                         ------------   ------------
     Total current assets                  13,418,428     15,931,885

Property and equipment, net                   813,783        576,674
Investments                                   151,000           --
GMP Intellectual Property                   6,460,000           --
Goodwill                                    3,015,756           --
Other assets                                   51,286         88,847
                                         ------------   ------------
     Total assets                        $ 23,910,253   $ 16,597,406
                                         ============   ============
     LIABILITIES
Current liabilities:
 Accounts payable                        $    657,406   $    539,791
 Accrued expenses and other
  current liabilities                         158,221        214,342
 Current portion of capital
  lease obligation                             15,332         15,332
 Current portion of advances
  on technology sales                         322,873        398,930
 Deferred revenue                             124,199        202,069
                                         ------------   ------------
     Total current liabilities              1,278,031      1,370,464

Capital lease obligation,
 net of current portion                        22,476         30,910
Advances on technology sales, net
 of current portion                           984,677      1,331,680
                                         ------------   ------------
     Total Liabilities                      2,285,184      2,733,054
                                         ------------   ------------
    SHAREHOLDERS' EQUITY
Convertible preferred stock                       469            769
Common stock                                  148,589        131,358
Additional paid-in capital                 57,299,836     45,513,895
Accumulated other comprehensive loss          (95,014)       (81,400)
Notes receivable                           (1,227,992)    (1,348,747)
Accumulated deficit                       (34,500,819)   (30,351,523)
                                         ------------   ------------
 Total shareholders' equity                21,625,069     13,864,352
                                         ------------   ------------
 Total liabilities and
  shareholders' equity                   $ 23,910,253   $ 16,597,406
                                         ============   ============

See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                                    Three Months Ended          Six Months Ended
                                       September 30,              September 30,
                                    2000           1999       2000           1999
                               ------------- -----------    ----------- -------------
Revenue                      $    776,592    $   383,053     $ 1,057,813   $   819,938

Cost of revenue                   391,677        225,801         578,674       424,936

Research and development          257,191        142,666         541,181       285,015

Sales and marketing               965,037        306,963       1,988,388       663,408

General and administrative      1,277,542        490,930       2,084,375       902,265

Depreciation & Amortization       528,317         55,671         682,239       168,021

Other income                      314,135        151,576         667,748       323,573
                               -----------   ------------   ------------    -----------
  Net loss available to
   common shareholders         (2,329,037)      (687,402)     (4,149,296)   (1,300,134)

Other comprehensive income
 (loss) - Translation
  adjustment                       (6,877)        (2,210)        (13,614)          922
                             ------------   ------------   -------------   -----------
Comprehensive Loss           $ (2,335,914)    $ (689,612)    $(4,162,910)  $(1,299,212)
                             ============   ============   =============   ===========
Net loss per share:
 Basic                       $      (0.16)    $    (0.11)    $     (0.29)  $     (0.23)
 Diluted                     $      (0.16)    $    (0.11)    $     (0.29)  $     (0.23)

Shares used in per share
 calculation basic and
 diluted                       14,577,337      6,486,780      14,157,525     5,756,070
                             ============    ===========    ============   ===========



See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                     Six Months Ended
                                                        September 30,
                                                     2000          1999
                                                -----------   -----------
Cash flows from operating activities:
 Net loss                                     $(4,149,296)  $(1,300,134)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                  494,463       119,267
   Compensation expense related to stock
    issued for services                            60,391          --
   Foreign currency translation adjustment        (13,614)          922
   Non-cash compensation received for services   (150,000)         --
   Amortization of technology advances           (206,060)     (219,841)
   Amortization of note receivable                120,755       (15,198)
  Changes in assets and liabilities,
   net of acquisitions:
   Accounts and other receivables                (282,968)       21,697
   Prepaid expenses and other assets               (4,623)        2,120
   Accounts payable and accrued
    liabilities                                  (124,777)      (59,611)
   Deferred revenue                               (77,870)     (115,295)
                                              -----------   -----------
 Net cash used in operating activities         (4,333,599)   (1,566,073)
                                              -----------   -----------
Cash flows from investing activities:
 Acquisition of property and equipment           (314,881)      (20,177)
 Costs of acquisitions, net of cash
  acquired                                       (196,004)         --
Other assets                                       36,561        19,501
                                              -----------   -----------
 Net cash used in investing activities           (474,324)         (676)
                                              -----------   -----------

Cash flows from financing activities:
 Proceeds from sale of common stock             1,973,224        17,143
 Payments on capital lease                         (8,434)       (7,537)
 Proceeds from note payable to bank                  --         512,895
                                              -----------   -----------
Net cash provided by financing activities       1,964,790       522,501
                                              -----------   -----------
Net decrease in cash and cash equivalents      (2,843,133)  (1,044,248)

Cash and cash equivalents, beginning
 of period                                     15,673,264     3,169,443
                                              -----------   -----------
Cash and cash equivalents, end of period      $12,830,131   $ 2,125,195
                                              ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                2000          1999
                                             ----------      ------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                       $    3,180      $4,295
                                             ==========      ======
Cash paid for income taxes                   $    1,600      $1,365
                                             ==========      ======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration from
 acquisitions of Cross Communications Inc.
 and Simkin, Inc. through the issuance
 of common stock                             $2,753,900        --
                                             ==========      ======

Consideration in connection with 40,000
 common stock warrants to obtain option to
 repurchase license technology               $  217,000        --
                                             ==========      ======

Preferred stock converted to common
 stock                                       $      600      $1,039
                                             ==========      ======


See accompanying notes to condensed consolidated financial statements.

                              DATALINK.NET, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Datalink.net, Inc., (the "Company") was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. Datalink.net is a leading wireless information infrastructure provider and delivers end to end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink((TM)) Application server. The Company enables enterprises and consumers to customize, interact with and respond to critical business data utilizing the new generation of wireless devices.

Datalink.net leverages its core XpressLink technology across the high demand vertical markets of finance, medical and mobile workforce through its growth of market leading technology, and through acquisitions of established companies providing products and services to which Datalink.net can contribute value through wireless enhancement. Customers include Chase Manhattan Bank, AOL, AT&T, Lucent, Bank of America, Citibank, EDS, Motorola, Qualcomm, and Fidelity Investments. Global Market Pro, an advanced wireless application for financial professionals that was co-developed with Chase Manhattan, is being marketed to traders and financial professionals at banks and financial institutions. Recent acquisitions include Cross Communications, Simkin, Inc., and WaresOnTheWeb. For more information: http://www.datalink.net.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Datalink.net, Inc. and its subsidiaries (see footnote 8, "Acquisitions"). The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations and comprehensive loss for the three months and six months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended September 30, 2000 have been prepared by the Company, without audit and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

All financial data and share data in this Form 10 QSB give retroactive effect to the 2 for 1 stock split which was effected on April 27, 2000.

3.  REVENUE

The Company derives revenue from its enterprise and retail customers through one or more of the following services: engineering, monthly usage charges for wireless information and data transmission and licensing fees. For the three months and six months ended September 30, 2000, one enterprise customer accounted for a significant portion, but less than a majority of total revenues. The Company believes that this customer's contribution as a percentage of total revenues will decline in future quarters, as other enterprise customers are added.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. Dependent upon the final guidance on SAB 101 which is expected to be issued by the SEC in the fourth quarter of this year, the Company may be required to change its policy recognizing activation fee revenue upon service activation to recognizing the revenue ratably over the initial term of the subscription contract. During the three and six month periods ended September 30, 2000, activation fee revenue amounted to $680 and $2,220, respectively. The Company does not expect this change to have a material effect on its consolidated results of operations or financial position.

In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) published their consensus on EITF Issue No 00-3, Application of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another's Entity's Hardware. The EITF consensus gives guidance on accounting for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have a material effect on its consolidated results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of options, the adoption of Interpretation No. 44 may have a material effect on the Company's consolidated financial position or results of operations.

5.  OTHER INCOME

Other income consists of the following items:

                                 Three Months Ended         Six Months Ended
                                   September 30,              September 30,
                            --------------------------    -------------------------
Description                        2000       1999            2000         1999
-----------                 -------------   ----------    -----------   -----------
Owners fee sales of
 technology                 $  (392,500)     $ (392,500) $  (785,000)    $ (785,000)
Interest on notes from
 sales of technology            392,500         392,500      785,000        785,000
Amortization of technology
 advances                       103,030         108,999      206,060        219,841
Interest income                 205,502          57,108      456,061        116,783
Miscellaneous                     5,603         (14,531)       5,627        (13,051)
                            ------------     ----------  -----------     ----------
Total other income, net     $   314,135      $  151,576  $   667,748     $  323,573
                            ============     ==========  ===========     ==========

6.  BASIC AND DILUTED EARNINGS PER SHARE CALCULATIONS

                                Three Months Ended            Six Months Ended
                                   September 30,                September 30,
                              ----------------------     ------------------------
                                2000       1999            2000           1999
                              --------   -----------     --------     -----------
Weighted average common
 shares outstanding for
 the period                   14,577,337   6,486,780     14,157,525     5,756,070

Shares used in per share
 calculations                 14,577,337   6,486,780     14,157,525     5,756,070

Net loss available to
common shareholders          $(2,329,037) $ (687,402)  $ (4,149,296)  $(1,300,134)

Net loss per share           $     (0.16) $    (0.11)  $      (0.29)  $     (0.23)

Calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Primary and fully diluted calculations are substantially the same.

Common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 6,296,139 and 3,801,671 as of September 30, 2000 and 1999 respectively. These common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

7.  WARRANTS

On July 7, 2000 the Company granted an affiliate of Chase Manhattan Bank common stock warrants to purchase up to 800,000 shares of Datalink.net common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the three months ended September 30, 2000, amortization amounted to $340,000.

8.  ACQUISITIONS

Cross Communications, Inc.

On July 20, 2000, the Company acquired all of the assets and selected liabilities of Cross Communications, Inc. ("Cross") for $100,000 in cash and 62,500 shares of Datalink.net common stock valued at $1,316,400. The sole shareholder of Cross has a performance earnout for which an additional 187,500 shares of Datalink.net common stock may be issued over the next three years should revenue targets be met.

Cross, established in 1995, is a wireless communications company that provides a premise based messaging platform under the brand name "HipLink"(TM). The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. Cross' established customer base includes Lucent, IBM, AT&T, Motorola and Sprint PCS.

Simkin, Inc.

On September 12, 2000 the Company acquired all of the capital stock of Simkin, Inc. ("Simkin") for $160,000 in cash and 100,000 shares of Datalink.net common stock with a value of $1,437,500. The sole shareholder of Simkin has a performance earnout for which an additional 212,500 shares of Datalink.net common stock may be issued over the next three years should revenue targets be met.

Simkin, established in 1982, is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer assisted pharmaceutical training programs. Simkin provides software and training to more than 900 hospitals in the U.S. and over 100 hospitals in Europe and Asia including the Mayo Clinic, Mount Sinai, John F. Kennedy, the University of Florida Medical Center and the University of Pittsburgh Medical Center. Simkin's core software is a proprietary drug dosing product which also provides the foundation for a wireless solution presently in prototype which allows healthcare professionals to improve a patient's drug therapy.

9.  SUBSEQUENT EVENTS

Acquisition of ISS, Inc. dba WaresOnTheWeb.com

On October 16, 2000, the Company announced the acquisition of ISS, Inc., doing business as WaresOnTheWeb.com ("Wares") an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers. Wares is an application service provider that enables customers to rapidly create highly functional commerce based internet/intranet and/or extranet solutions that integrate seamlessly with legacy and ERP systems. Enterprise customers include Carlton Cards, FMC Corporation, Host Marriott and Paine Webber.

The acquisition closed on November 13, 2000. The Company acquired all of the capital stock of Wares for 250,000 shares of Datalink.net common stock. The Shareholders of Wares have a performance earnout for which an additional 750,000 shares of Datalink.net common stock may be issued over the next three years should revenue targets be met.

The purchase is a stock for stock transaction with a subsequent performance earnout for additional shares. The earnout requires a substantial growth in revenues of $60 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's management discussion and analysis of financial condition and results of operations, and audited financial statements and notes thereto for the fiscal years ended March 31, 2000, and 1999 included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below and in the Company's Form 10-KSB for the year ended March 31, 2000:

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a wireless infrastructure provider that delivers end to end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink(TM) application server. This repositioning involved major infrastructure changes, which continue into FY 2001. The Company has used certain of the proceeds of its February 2000 private placement to expand its engineering capability and research and development efforts, as well as to increase its sales and marketing presence in the wireless market.

In the current period ended September 30, 2000, the Company's repositioning into the enterprise B2B market has moved forward significantly with the generation of enterprise customers. Datalink.net is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. The Company continues to maintain a legacy consumer B2C business, but it believes that as the B2B revenues grow, the B2C revenues will decline as a percentage of total revenues.

As part of the Company's growth strategy, Datalink.net has acquired two companies: Cross Communications, Inc. ("Cross"), Simkin, Inc. ("Simkin") and closed on WaresOnTheWeb ("Wares") on November 13, 2000. Each should provide revenues and a significant customer base to allow the Company to add to its technology and to penetrate targeted vertical markets.

Cross provides a valuable premise-based client hosted wireless solution to its Fortune 1000 customers. Simkin produces pharmaceutical and medical software tools as well as onsite and computer assisted pharmaceutical training programs. Wares is an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers.

Datalink.net intends to continue to acquire companies that provide strategic growth for the Company through their technology, customer base or industry or vertical market presence. This acquisition strategy will necessitate certain cash investments and the incurrence of non-recurring costs. For the three month period ended September 30, 2000, due to the Cross, Simkin and subsequent Wares acquisitions, Datalink.net incurred certain non-recurring costs and non-cash charges.

RESULTS OF OPERATIONS

Revenues for the three month and six month periods ended September 30, 2000 were $776,592, and $1,057,813, respectively, as compared to $383,053, and $819,938, for the like periods ended September 30, 1999.

The increase in revenue results from the Company's strategic repositioning and its successful effort in the development of enterprise customers. Furthermore, the overall growth of the B2B marketplace for wireless data solutions has increased the demand for Datalink.net's products and services. The acquisition of Cross has increased revenues in the three months ended September 30, 2000, versus the same period in 1999.

All of the revenues generated in the three month and six month periods ended September 30, 1999 were from the Company's legacy Business to Consumer ("B2C") products. While a portion of the revenues in the three month and six month periods ended September 30, 2000 are from B2C products, the Company believes that the revenues from its B2C business will decline as a percentage of overall revenues as Datalink.net penetrates further into the B2B marketplace and fully integrates its new acquisitions.

COST OF REVENUES AND GROSS MARGIN

The cost of revenue is not directly comparable between the three and six month periods ended September 30, 2000 and September 30, 1999. In the current fiscal year, the Company has developed products and services for the B2B marketplace, while the prior fiscal year products and services were solely for the legacy B2C marketplace.

The cost of revenues as a percentage of total revenues declined to 50.4% from 58.9% for the three month period ended September 30, 2000 versus September 30, 1999. The cost of revenue as a percentage of total revenues increased slightly to 54.7% from 51.8% for the six month period ended September 30, 2000 versus September 30, 1999. The decline for the three month period results from the improved margin relating to the B2B products, and the increase in the six month period results from the combination of the lower margin B2C products with minimum base charges for data feeds largely incurred in the quarter ended June 30, 2000,combined with costs incurred in current period associated with certain engineering revenues. Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

OPERATING EXPENSES

Operating expenses increased during the three months and six months ended September 30, 2000 from the like periods in 1999. The Company categorizes operating expenses into four major categories: research and development, sales and marketing, general and administrative and depreciation and amortization. The tables below summarize the increases in these four categories of operating expenses:

                            Three Months Ended       Six Months Ended
                               September 30,          September 30,
                           ---------------------  ----------------------
Description                   2000        1999       2000        1999
-----------                ----------  ---------  ----------  ----------
Research and
 Development               $  257,191   $142,666  $  541,181  $  285,015
Sales and
 Marketing                    965,037    306,963   1,988,388     663,408
General and
 Administrative             1,277,542    490,930   2,084,375     902,265
Depreciation and
 Amortization                 528,317     55,671     682,239     168,021
                           ----------   --------  ----------  ----------
   Totals                  $3,028,087   $996,230  $5,296,183  $2,018,709
                           ==========   ========  ==========  ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring additional engineering personnel and from the development of new products, such as Global Market Pro(TM), Mobile Reach(TM) and thinkAnywhere(TM), a mobile option-trading platform.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the Company and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased substantially in the three month and six month periods ended September 30, 2000 from the three month and six month periods ended September 30, 1999, due principally to the addition of 7 new salespeople and new marketing personnel, in addition to increased participation in wireless data forums and trade shows. New marketing programs have also been developed and are in the process of being implemented for new wireless products such as the Global Market Pro and Mobile Reach.

General and administrative expenses include accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq listing, rent, administrative personnel, and other overhead related costs. These costs increased in the three month and six month periods ended September 30, 2000 due to increases in administrative personnel as well as an expansion of office space in San Jose and Vancouver. Additional one-time general and administrative cost increases have resulted from the acquisitions of Cross, Simkin and Wares.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs, certain intellectual property costs, and amortization of a note together with interest, which is being forgiven the Chief Executive Officer. The increase in this expense during the three and six month periods ended September 30, 2000 is primarily the result of the amortization of goodwill from the Company's acquisitions and the amortization associated with the warrants awarded to Chase in connection with Global Market Pro (GMP).

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, amortization of technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):

                        Three Months Ended       Six Months Ended
                          September 30,            September 30,
                     ------------------------  ------------------------
Description              2000         1999         2000         1999
-----------          -----------  -----------  -----------   ----------
Owners fee sales
 of technology        $(392,500)   $(392,500)   $(785,000)   $(785,000)
Interest on notes
 from sales of
 technology             392,500      392,500      785,000      785,000
Amortization of
 technology
 advances               103,030      108,999      206,060      219,841
Interest income         205,502       57,108      456,061      116,783
Miscellaneous             5,603      (14,531)       5,627      (13,051)
                     -----------  -----------  -----------   ----------
     Totals           $ 314,135    $ 151,576    $ 667,748    $ 323,573
                     ===========  ===========  ===========   ==========

The resultant non-operating income increased during the three month and six month periods ended September 30, 2000 from the three month and six month periods ended September 30, 1999 due principally to the increase in interest income from the cash available for investment from the proceeds raised in the February 2000 private placement.

COMPREHENSIVE LOSS

The increase in the comprehensive loss of $2,335,914 and $4,162,910 during the three and six months ended September 30, 2000 compared to $689,612 and $1,299,212 for the three and six months ended September 30, 1999 was due to the factors previously described. Further, the expansion of the use of the Company's resources, including personnel, and its acquisition costs have increased the loss, but should also create the platform for further revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the periods are summarized below:

                                         Six Months Ended September 30,
                                            2000               1999
                                        ------------       ------------
Cash used in operating
 activities                             $(4,333,599)       $(1,566,073)
Cash used in investing
 activities                                (474,324)              (676)
Cash provided by
 financing activities                     1,964,790            522,501
                                        -----------        -----------
Net decrease in cash
 and cash equivalents                   $(2,843,133)       $(1,044,248)
                                        ===========        ===========

As of September 30, 2000, the Company had cash and cash equivalents amounting to $12,830,131, a decrease of $2,843,133 from the balance at March 31, 2000. Working capital decreased to $12,140,397 as compared to $14,561,421 at March
31, 2000. In the six months ended September 30, 2000 warrants and stock options were exercised resulting in additional cash to the Company of $1,973,224. The decreases in cash and working capital resulted from working capital being utilized in operations and in acquisitions. However, this decrease was offset somewhat by the exercise of stock options and warrants. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at September 30, 2000.

Management believes that it has adequate working capital for the next 12 months.

YEAR 2000 COMPLIANCE

The Company did not directly experience any problems related to Year 2000 (Y2K). Although the Company had been assured by all related third parties that each was Y2K compliant, one was not. Specifically, the Company's credit card verifier experienced a software problem which caused certain Datalink.net customers to be billed multiple times for the same services. This problem has since been rectified.

The Company is aware of the issues associated with the functioning of the programming code in computer systems.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross Communications, Inc. and Simkin, Inc., and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. Datalink.net claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The wrongful termination lawsuit previously reported has been settled. The Company paid the sum of $20,200 and the plaintiff dismissed the action and executed a general release of all claims. The Company is in settlement discussions with Datalink Corporation regarding the settlement of the trademark action regarding the "Datalink" mark filed against us. We are expecting that the suit will be settled in the very near future without the payment of any damages. As a consequence of this suit and settlement the Company is looking at the possibility of changing its name.

ITEM 2.   CHANGES IN SECURITIES.

The Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2000, the Company issued a total of 5,563 shares of its common stock to suppliers of services to the Company. Additionally, the Company issued 100,000 shares of common stock for the purchase of Simkin, Inc. and 62,500 shares of common stock for the acquisition of Cross Communications, Inc. Also, the Company issued 12,368 shares of its common stock to the holders of warrants issued to H.C. Wainwright in February 2000, exercisable at $6.50 in exchange for cash, issued 466,612 shares of common stock to the holders of $1.875 warrants originally issued to Commonwealth Associates and its principals in connection with a November 1997 financing, in exchange for cash, issued 33,685 shares of its common stock to holders of warrants in a cashless exchange and issued 16,771 common shares in exchange for employee stock options and cash for total proceeds to the Company of $983,569.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on August 14, 2000, for the purpose of (1) electing four directors, (2) approving an amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the plan from 1,000,000 shares to 2,500,000 shares, and (3) ratifying the appointment of BDO Seidman, LP, as the Company's independent accountants for the fiscal year ending March 31, 2001. The following summarizes the voting results:

Item (1). Stockholders elected Anthony N. LaPine, Frederick M. Hoar, Charles K. Dargan, II, and Jason Pavona, each until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified. The vote for each director was as follows:

  Director                 Votes For   % of Vote   Votes Withheld
  --------                 ----------  ----------  --------------
  Anthony N. LaPine        12,292,302       99.7%          35,791
  Frederick M. Hoar        12,296,012       99.7%          32,081
  Charles K. Dargan, II    12,296,012       99.7%          32,081
  Jason Pavona             12,294,232       99.7%          33,861

Item (2). The amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the Plan from 1,000,000 shares to 2,500,000 shares was approved.

   Votes for                    Votes Against   Votes      Broker Non-Votes
                                -------------              -----------------
   (% of shares represented)                    Abstained
   -------------------------                    ---------

   4,132,712 (92.9%)               278,390        35,664      7,881,327

Item (3). The appointment of BDO Seidman, LP, as the Company's independent accountants for the fiscal year ending March 31, 2001 was approved.

Votes For (% of shares represented)     Votes Against     Votes Abstained
-----------------------------------     -------------     ---------------

     12,248,552 (99.3%)                    21,818             57,723

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           A) Exhibits

           Exhibit 2.1 - Agreement of merger by and among Datalink.net, Inc., Acquisition Wireless, Inc., Cross Communications, Inc., and Kathleen M. Wold made effective as of July 20, 2000.

           Exhibit 2.2 - Agreement of Merger by and among Datalink.net, Inc., Medical Acquisition Wireless, Inc., Simkin, Inc. and J. Daniel Robinson made effective as of September 12, 2000.

           Exhibit 2.3 - Agreement of Merger by and among Datalink.net, Inc., Wares Acquisition, Inc., ISS, Inc. and Stephen J. Casey made effective as of October 10, 2000.

           Exhibit 10.1 - Agreement by and between The Chase Manhattan Bank, CB Capital Investors, LLC and Datalink.net, Inc.

           Exhibit 10.2 - Warrant to purchase up to 800,000 shares of common stock issued to CB Capital Investors, LLC, dated July 7, 2000.

           Exhibit 27 - Financial Data Schedule
           B) Reports on Form 8-K:

           The Company filed a Current Report on Form 8-K on October 16, 2000, with respect to the authorization of the Company's officers to buy back up to a maximum of one million shares of the Company's outstanding common stock from time to time on the open market or otherwise, over the next twelve months.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATALINK.NET, INC.



Date:   November 17, 2000           By: /s/ Anthony N. LaPine
                                        Anthony N. LaPine, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



                                    By: /s/ William Mahan
                                        William Mahan, Chief Financial
                                        Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS
EXHIBIT                                                 METHOD OF FILING
-------                                            -------------------------
 2.1      Agreement of merger by and among
          Datalink.net, Inc., Acquisition
          Wireless, Inc., Cross Communications,
          Inc., and Kathleen M. Wold made
          effective as of July 20, 2000.          Filed herewith electronically
 2.2      Agreement of Merger by and among
          Datalink.net, Inc., Medical
          Acquisition Wireless, Inc., Simkin,
          Inc. and J. Daniel Robinson made
          effective as of September 12, 2000.     Filed herewith electronically
 2.3      Agreement of Merger by and among
          Datalink.net, Inc., Wares
          Acquisition, Inc., ISS, Inc. and
          Stephen J. Casey made effective as
          of October 10, 2000.                    Filed herewith electronically
10.1      Agreement by and between The Chase
          Manhattan Bank, CB Capital Investors,
          LLC and Datalink.net, Inc.              Filed herewith electronically
10.2      Warrant to purchase up to 800,000
          shares of common stock issued to
          CB Capital Investors, LLC, dated
          July 7, 2000                            Filed herewith electronically
 27.      Financial Data Schedule                 Filed herewith electronically