Form 10QSB
period 2000-12-31
DATALINK NET INC
filed 2001-02-14
CIK 832370

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

                        Commission file number: 1-15569

                            SEMOTUS SOLUTIONS, INC.
                         (Formerly DATALINK.NET, INC.)
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

                               Yes [X]   No [_]

There were 15,732,344 shares of the Registrant's Common Stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format:     Yes [_]    No [X]

                            SEMOTUS SOLUTIONS, INC.

                               TABLE OF CONTENTS

                                                                   Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Condensed Consolidated Balance Sheets
         December 31, 2000 and March 31, 2000                        3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three and nine months
         ended December 31, 2000 and 1999                            4

     c.  Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2000 and 1999        5

     d.  Notes to the Condensed Consolidated Financial
         Statements                                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                         17
ITEM 2.  CHANGES IN SECURITIES.                                     17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                           17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       17
ITEM 5.  OTHER INFORMATION.                                         17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

                            SEMOTUS SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31
                                                      2000          March 31
                                                  (unaudited)         2000
                                                  ------------    -----------
     ASSETS
Current Assets:
  Cash and cash equivalents                       $ 10,311,279    $16,360,776
  Trade receivables, net                               932,041        340,275
  Other receivables                                    471,634        232,183
  Inventories                                          562,636        611,725
  Prepaid expenses                                      24,868        216,942
                                                  ------------    -----------
     Total current assets                           12,302,458     17,761,901

Property and equipment, net                          1,008,968        634,407
Investments                                            151,000          --
GMP Intellectual Property, net                       6,120,000          --
Goodwill                                             4,456,802          --
Other assets                                           383,634         94,172
                                                  ------------    -----------
     Total assets                                 $ 24,422,862    $18,490,480
                                                  ============    ===========
     LIABILITIES
Current liabilities:
 Accounts payable                                 $    924,662    $   700,447
 Lines of Credit                                       693,511        452,062
 Accrued expenses and other
  current liabilities                                  147,065        225,857
 Current portion of capital
  lease obligation                                      25,758         15,332
 Current portion of advances
  on technology sales                                  338,504        398,930
 Deferred revenue                                       94,411        202,069
                                                  ------------    -----------
     Total current liabilities                       2,223,911      1,994,697

Capital lease obligation,
 net of current portion                                 36,378         30,910
Advances on technology sales, net
 of current portion                                    908,733      1,331,680
                                                  ------------    -----------
     Total Liabilities                               3,169,022      3,357,287
                                                  ------------    -----------
    SHAREHOLDERS' EQUITY
Convertible preferred stock                                469            769
Common stock                                           157,321        131,378
Additional paid-in capital                          59,756,987     46,122,773
Accumulated other comprehensive loss                   (88,901)       (81,400)
Notes receivable                                    (1,167,302)    (1,348,747)
Accumulated deficit                                (37,404,734)   (29,691,580)
                                                  ------------    -----------
 Total shareholders' equity                         21,253,840     15,133,193
                                                  ------------    -----------
 Total liabilities and
  shareholders' equity                            $ 24,422,862    $18,490,480
                                                  ============    ===========

    See accompanying notes to condensed consolidated financial statements.

                            SEMOTUS SOLUTIONS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                    2000          1999           2000          1999
                                -----------   -----------    -----------   -----------
Revenue                         $ 1,374,693    $ 1,577,533   $ 4,339,051   $ 5,577,302
Cost of revenue                    (722,375)      (818,265)   (2,599,066)   (3,010,325)
Research and development           (374,665)      (124,909)     (915,846)     (377,311)
Sales and marketing              (1,275,002)      (363,791)   (3,394,750)   (1,166,360)
General and administrative       (2,227,286)    (1,312,177)   (4,925,832)   (3,703,990)
Depreciation and
 Amortization                      (380,924)      (63,878)    (1,073,373)     (193,295)
Other income                        214,587       142,550        856,662       471,691
                                -----------   -----------    -----------   -----------
   Net loss                      (3,390,972)     (962,937)    (7,713,154)   (2,402,288)
Other comprehensive income
 (loss) - Translation
 adjustment                           6,113          (618)        (7,501)          304
                                -----------   -----------    -----------   -----------
Comprehensive Loss              $(3,384,859)  $  (963,555)   $(7,720,655)  $(2,401,984)
                                ===========   ===========    ===========   ===========
Net loss per share:
 Basic                          $      (.22)  $      (.13)   $      (.51)  $      (.35)
 Diluted                        $      (.22)  $      (.13)   $      (.51)  $      (.35)

Shares used in per share
 calculation basic and
 diluted                         15,585,819     7,696,306     15,006,031     6,771,166
                                ===========   ===========    ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                            SEMOTUS SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Nine Months Ended
                                                           December 31,
                                                       2000         1999
                                                   -----------    -----------
Net Cash Flow from Operating Activities:
 Net loss                                          $(7,713,154)   $(2,402,288)
 Foreign currency translation adjustment                (7,501)           304

 Depreciation and Amortization                       1,073,373        193,295
 Compensation expenses related to stock
  issued for Service                                    97,955        121,719
 Compensation expenses related to warrants
  issued for service                                        --        105,550
 Amortization of notes receivable                      181,445        (48,198)

 Amortization of technology advances                  (266,375)      (326,925)
 Non-cash compensation received for services          (150,000)            --

Changes in assets and liabilities:
   Accounts receivable                                (831,216)     1,054,901
   Inventory                                            49,089        (64,527)
   Prepaid expenses                                    192,074         27,029
   Accounts payable                                    224,217       (988,732)
   Accrued liabilities                                 (78,792)       (17,428)
   Deferred revenue                                   (107,658)      (147,207)
                                                   -----------    -----------
 Net cash used in operating activities              (7,336,543)    (2,492,507)
                                                   -----------    -----------
Cash flow from investing activities:
 Cost of acquisition, net of cash                     (196,004)            --
 Acquisition of property and equipment                (511,675)       (53,664)
 Investments                                                --       (282,789)
 Other assets                                           36,561         23,690
                                                   -----------    -----------
 Net cash used in investing activities                (671,118)      (312,763)
                                                   ===========    ===========
Financing activities:
 Payments on capital lease                              (8,434)       (11,368)
 Payments on lines of credit                           (37,364)            --
 Proceeds from lines of credit                              --        285,049
 Payment on shareholder's loan                         (13,244)            --
 Proceeds from shareholder's loan                           --         42,441
 Redemption of capital stock                                --       (370,345)
 Proceeds from note payable to bank                         --      1,011,013
 Proceeds from sales of common stock                 2,017,206        788,096
                                                   -----------    -----------
Net cash provided by financing activities            1,958,164      1,744,886
                                                   -----------    -----------
Net decrease in cash equivalent                     (6,049,497)    (1,060,384)

Cash and cash equivalents, beginning
 of the period                                      16,360,776      4,502,887
                                                   -----------    -----------
Cash and cash equivalents, end of period           $10,311,279    $ 3,442,503
                                                   ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                            SEMOTUS SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                   2000         1999
                                                ----------    -------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                          $   68,154    $92,171
                                                ==========   ========
Cash paid for income taxes                      $    1,600    $   940
                                                ==========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration from
 acquisitions of ISS, Inc. through the
 issuance of common stock                       $1,671,750   $     --
                                                ==========   ========
Non-cash purchase consideration from
 acquisition of Cross Communications, Inc.
 and Simkin, Inc. through the issuance
 of common stock                                $2,753,900   $     --
                                                ==========   ========

Consideration in connection with
 40,000 common stock warrants to
 obtain option to repurchase license
 technology                                     $  217,000   $     --
                                                ==========   ========

Issuance of 800,000 common stock warrants
 to obtain GMP Intellectual Property            $6,800,000    $    --
                                                ==========   ========

Preferred stock converted to common
 stock                                          $      600    $ 1,294
                                                ==========   ========

See accompanying notes to consolidated financial statements.

                            SEMOTUS SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("SSI" or the "Company"), changed its named from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. SSI is a wireless infrastructure company providing end to end mobile data solutions to enterprises for their employees (productivity tools) and their customers (revenue tools). The Company enables enterprises and consumers to customize, interact with and respond to critical business data utilizing the new generation of wireless devices.

SSI leverages its core patented XpressLink(TM) technology across the high demand vertical markets of finance, medical and mobile workforce through its growth of market leading technology, and through acquisitions of established companies providing products and services to which SSI can contribute value through wireless enhancement. Global Market Pro, an advanced wireless application for financial professionals that was co-developed with J.P. Morgan Chase, is being marketed to traders and financial professionals at banks and financial institutions. Recent acquisitions include Cross Communications, Inc., Simkin, ISS, Inc. dba WaresOnTheWeb.com, and together Five Star Advantage, Inc. and Tech-ni-comm, Inc. ("Five Star"). For more information please go to our website at http://www.semotus.com.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of SSI and its subsidiaries (see footnote 8, "Acquisitions"). The condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999 have been prepared by the Company, without audit and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

Additionally, in December 2000, the Company consummated a merger with Five Star, in a transaction which provided for the exchange of all of the outstanding stock of Five Star for a total of 550,000 shares of SSI common stock and this transaction has been accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements included herein for the 1999 periods have been retroactively restated to reflect the mergers, and as a result, the financial position, results of operations and statements of cash flows are presented as if the combining companies have been consolidated for all periods presented. For further information see footnote 8, "Acquisitions".

All financial data and share data in this Form 10QSB give retroactive effect to the 2 for 1 stock split which was effected on April 27, 2000.

3.  REVENUE

The Company derives revenue from its enterprise and retail customers through one or more of the following services: engineering, monthly usage charges for wireless information and data transmission, licensing and hosting fees. Five Star, SSI's most recent acquisition, derives its revenues from e-commerce and e-fulfillment products and services. From SSI's non-Five Star revenues, one customer accounted for approximately 9% of the Company's revenues during the nine months ended December 31, 2000. No customer accounted for more than 5% of the Company's revenues in the three months ended December 31, 2000. From SSI's Five Star subsidiary revenues, one customer accounted for approximately 25% of the Company's revenues for the nine months ended December 31, 2000 and the same customer accounted for approximately 7.5% of the Company's revenues for the three months ended December 31, 2000. For SSI's Five Star subsidiary revenues in the three and nine month periods ended December 31, 1999, two customers accounted for approximately 55% of the Company's revenues. Since then, both customers' contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of options, the adoption of Interpretation No. 44 may have a material effect on the Company's consolidated financial position or results of operations. However, for the three and nine month periods ended December 31, 2000, no additional compensation expense was incurred. This expense, if incurred, is a non-cash charge to earnings.

5.  OTHER INCOME

Other income consists of the following items:

                                  Three Months Ended          Nine Months Ended
                                     December 31,                December 31,
                                ----------------------   --------------------------
Description                        2000         1999          2000          1999
-------------------------       ----------   ---------   ------------   -----------
Owners fee sales of
 technology                     $(392,250)   $(392,500)   $(1,176,750)  $(1,177,500)
Interest on notes from
 sales of technology              392,250      392,500      1,176,750     1,177,500
Amortization of technology
 advances                          60,315      107,083        266,375       326,925
Net interest income               168,672       49,469        599,060       143,664
Miscellaneous                     (14,400)     (14,002)        (8,773)        1,102
                                ---------    ---------    -----------   -----------
Total other income              $ 214,587    $ 142,550     $  856,662   $   471,691
                                =========    =========     ==========   ===========


6.  BASIC AND DILUTED EARNINGS PER SHARE CALCULATIONS

There are no differences in the weighted average common shares outstanding and the shares used in the per share calculations for the net loss per share in the condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended December 31, 2000. Basic and fully diluted calculations are substantially the same and are calculated in accordance with the guidelines of Item 601 of Regulation S-B.

Potential common stock equivalents resulting from convertible preferred shares, warrants and stock options amounted to 6,193,164 and 3,654,694 as of December 31, 2000 and 1999 respectively. These potential common stock equivalents are excluded from the weighted average common shares outstanding for the periods because their inclusion would be anti-dilutive.

7.  WARRANTS

On July 7, 2000 the Company granted an affiliate of Chase Manhattan Bank common stock warrants to purchase up to 800,000 shares of SSI common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the three months and nine months ended December 31, 2000, amortization amounted to $340,000 and $680,000 respectively.

8.  ACQUISITIONS

Cross Communications, Inc.

On July 20, 2000, the Company acquired all of the assets and selected liabilities of Cross Communications, Inc. ("Cross") for $100,000 in cash and 62,500 shares of SSI common stock. The sole shareholder of Cross has a performance earnout for which an additional 187,500 shares of SSI common stock may be issued over the next three years should revenue targets be met. Further, up to a maximum of 250,000 shares may be issued if by the end of the third year, the SSI common stock price has not reached $20 per share.

Cross, established in 1995, is a wireless communications company that provides a premise based messaging platform under the brand name "HipLink"(TM). The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer.

Simkin, Inc.

On September 12, 2000, the Company acquired all of the capital stock of Simkin, Inc. ("Simkin") for $160,000 in cash and 100,000 shares of SSI common stock.
The sole shareholder of Simkin has a performance earnout for which an additional 212,500 shares of SSI common stock may be issued over the next three years should revenue targets be met.

Simkin, established in 1982, is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer assisted pharmaceutical training programs. Simkin's core software is a proprietary drug dosing product which also provides the foundation for a prototype wireless solution which allows healthcare professionals to improve a patient's drug therapy.

ISS, Inc. dba WaresOnTheWeb.com

On November 13, 2000, the Company acquired all of the capital stock of ISS, Inc. dba WaresOnTheWeb.com ("Wares") for 250,000 shares of SSI common stock valued at $1,671,750. The shareholders of Wares have a performance earnout for which an additional 2,250,000 shares of SSI common stock may be issued over the next three years should revenue targets be met. The earnout requires a substantial growth in revenues.

Wares is an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers. Wares solutions enable customers to rapidly create highly functional commerce based internet/intranet and/or extranet solutions that integrate seamlessly with legacy and ERP systems.

Five Star Advantage, Inc. and Tech-ni-comm, Inc.

On December 28, 2000, the Company acquired all of the issued and outstanding stock of Five Star Advantage, Inc. and Tech-ni-comm, Inc (together, "Five Star"). Both companies were controlled by a common 100% owner and were performing a common business. SSI issued 550,000 shares to the owner and accounted for the transaction using the pooling method. At the close of the stock market on December 28, the value of the transaction was $1,031,250.

Five Star is an e-marketing and e-fulfillment company that provides a start to finish turnkey operation for online sales, marketing, logistics, fulfillment and customer service for its clients.

Revenue, net loss, and net loss per share of the combining companies, after giving retroactive effect to the pooling of interests transaction, are as follows:

                                 Three Months Ended    Nine Months Ended
Description                       December 31, 1999    December 31, 1999
-----------                      ------------------    ------------------
Revenue:
SSI, as previously reported                $326,761           $1,146,699
Five Star                                $1,250,772           $4,430,603
SSI, as restated                         $1,577,533           $5,577,302

Comprehensive Loss:
SSI, as previously reported               $(812,562)         $(2,111,774)
Five Star                                 $(150,993)           $(290,210)
SSI, as restated                          $(963,555)         $(2,401,984)

Net loss per share:
As previously reported*
   Basic and Diluted                         $(0.11)              $(0.34)
As restated
   Basic and Diluted                         $(0.13)              $(0.35)

*Per share loss is adjusted for the two for one stock split that occurred on April 27, 2000.

9. SHAREHOLDERS' EQUITY

Significant shareholders' equity transactions for the nine months ended December 31, 2000 consisted of the following:

                                             Shares              Amount
                                            ---------          -----------
Common stock issued for acquisitions
 accounted for as purchases                  412,498           $ 4,425,650

Common stock issued for acquisitions
 accounted for as pooling of interests       550,000                    --

Warrants issued for intellectual property         --             6,800,000

Warrants issued to obtain option to
 repurchase licensed technology                   --               217,000

Common stock issued upon exercise of
 options and warrants                       1,031,193            2,017,206

Common stock issued in exchange for
 300,000 shares of Series B preferred
 stock                                        600,000                   --

Other                                           2,865              200,001
                                            ---------          -----------
Total                                       2,596,556          $13,659,857
                                            =========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's management discussion and analysis of financial condition and results of operations, and audited financial statements and notes there to for the fiscal years ended March 31, 1999, and 2000 included in the Company's Form 10-KSB for the year ended March 31, 2000. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below and in the Company's Form 10-KSB for the year ended March 31, 2000:

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a wireless infrastructure provider that delivers end to end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink(TM) application server. This repositioning involved major infrastructure changes, which continued through the first quarter of FY 2001. The Company has used the proceeds of its February 2000 private placement to expand its engineering capability and research and development efforts, as well as to increase its sales and marketing presence in the wireless market.

In the current period ended December 31, 2000, the Company's repositioning into the enterprise B2B market has moved forward significantly with the generation of enterprise customers and B2B revenues. SSI is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. The Company still maintains a legacy consumer B2C business, but it believes that as the B2B revenues grow, the B2C revenues will decline as a percentage of total revenues.

As part of the Company's growth strategy, SSI has acquired four companies, of which two acquisitions have been completed in the three months ended December 31, 2000. The Companies are Cross, Simkin, Wares and Five Star. Each provides revenues and a significant customer base to allow the Company to add to its technology expand its e-commerce presence and penetrate targeted vertical markets.

Cross provides a valuable premise based, client hosted, wireless solution to its Fortune 1000 customers. Simkin produces pharmaceutical and medical software tools as well as onsite and computer assisted pharmaceutical training programs. Wares is an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers. Five Star is an e-marketing and e-fulfillment company providing sales, marketing, logistics, fulfillment and customer service for its clients.

SSI intends to continue to acquire companies that provide strategic growth for the Company through their technology, customer base or industry or vertical market presence. This acquisition strategy will necessitate certain cash investments and the incurrence of non-recurring costs. For the three month period ended December 31, 2000, due to the Wares and Five Star acquisitions, SSI incurred certain non-recurring costs and non-cash charges.

RESULTS OF OPERATIONS

Revenues for the three month and nine month periods ended December 31, 2000 were $1,374,693 and $4,339,051 respectively, as compared to $1,577,533 and $5,577,302 for the like periods ended December 31, 1999.

The overall decrease in revenue results from the large decline in revenues of SSI's subsidiary, Five Star. Five Star revenues, in both the three months and nine months ended December 31, 2000 versus the like periods ended December 31, 1999, decreased due to the loss of one major customer and the large drop in sales from another customer who has decided to fulfill its on line sales in-house. These disruptions in customer sales occurred concurrently and extended the overall length of time that Five Star experienced declining revenues. Five Star has replaced a portion of the lost revenues through enhanced marketing programs. Five Star remains a cost-effective and inexpensive addition to SSI and it complements many of the revenue initiatives generated through Wares.

The SSI non-Five Star revenue increased substantially in the three month and nine month periods ended December 31, 2000 versus the like periods in 1999. The revenue increased from the addition of new B2B customers such as Think or Swim, eBay and Wells Fargo Bank. Also, existing customers increased their utilization of recurring wireless services and thereby increased revenue. Finally, the overall growth of the B2B marketplace for wireless data solutions has continued to increase the demand for SSI's products and services.

All of the non-Five Star revenues generated in the three month and nine month periods ended December 31, 1999 were from the Company's legacy Business to Consumer ("B2C") products. While a portion of the revenues in the three month and nine month periods ended December 31, 2000 are from B2C products, it is a declining percentage and the Company believes that the revenues from its B2C business will continue to decline as a percentage of overall revenues as SSI penetrates further into the B2B marketplace and fully integrates its new acquisitions.

COST OF REVENUES AND GROSS MARGIN

The cost of revenue is not directly comparable between the three and nine month periods ended December 31, 2000 and December 31, 1999 due to the acquisition of Five Star and due to the Company's new products and services for the B2B marketplace developed in this fiscal year. Last fiscal year's products and services were solely for the legacy B2C marketplace.

As with revenues, the overall gross profit margin declined and consequently, the cost of revenues increased, due to the decline in revenues at Five Star. This was caused by the loss of one major customer and a large drop in sales from another customer. The reduced Five Star product sales, with the commensurate service revenue, carried significant gross profit margins, and therefore the remaining revenue had lower gross profit margins and a higher cost of revenue for the three and nine month periods ended December 31, 2000 versus the like period for 1999.

The SSI non-Five Star gross profit margin increased meaningfully and the cost of revenues decreased in both the three month and nine month periods ended December 31, 2000 versus the like period for 1999. This resulted from the better profit margins relating to SSI's B2B products and services delivered in the current fiscal year, versus the lower margin B2C products sold mainly in the last fiscal year. As the B2B products continue to increase their percentage of the overall mix of SSI's services and products, the gross profit margin should increase and be maintained at higher levels than in past fiscal years.

Cost of revenues principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

OPERATING EXPENSES

Operating expenses increased during the three months and nine months ended December 31, 2000 from the like period in 1999. The Company categorizes operating expenses into four major categories: research and development, sales and marketing, general and administrative, and depreciation and amortization. The tables below summarize the increases in these four categories of operating expenses:

                        Three Months Ended         Nine Months Ended
                           December 31,               December 31,
                      -----------------------   ------------------------
Description               2000        1999          2000         1999
--------------        ----------   ----------   -----------   ----------
Research and
 Development          $  374,665   $  124,909   $   915,846   $  377,311
Sales and
 Marketing             1,275,002      363,791     3,394,750    1,166,360
General and
 Administrative        2,227,286    1,312,177     4,925,832    3,703,990
Depreciation and
 Amortization            380,924       63,878     1,073,373      193,295
                      ----------   ----------   -----------   ----------
     Totals           $4,257,877   $1,864,755   $10,309,801   $5,440,956
                      ==========   ==========   ===========   ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring additional engineering personnel, from the development of new products, such as Global Market Pro(TM), Mobile Reach(TM) and thinkAnywhere(TM), a mobile option-trading platform, and from creating newer versions of core products such as Hiplink.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the Company and execute a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased substantially in the three month and nine month periods ended December 31, 2000 from the three month and nine month periods ended December 31, 1999, due principally to the addition of new salespeople and new marketing personnel, in addition to increased participation in wireless data forums and trade shows. New marketing programs have also been developed and are in the process of being implemented for new wireless products such as the Global Market Pro and Mobile Reach. SSI is also updating marketing collateral for existing products such as HipLink and Dose Assist.

General and administrative expenses include accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listing, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs increased in the three month and nine month periods ended December 31, due to increases in administrative personnel, costs associated with providing investor information, as well as an expansion of office space in San Jose, Vancouver and outside Chicago. Additional one-time general and administrative cost increases have resulted from the acquisitions of Cross, Simkin, Wares and Five Star.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs, certain intellectual property costs, and amortization of a note together with interest, which is being forgiven the Chief Executive Officer. The increase in this expense during the three and nine month periods ended December 31, 2000 is primarily the result of the amortization of goodwill from the Company's acquisitions and the amortization associated with the warrants awarded to Chase in connection with Global Market Pro (GMP).

NON-OPERATING REVENUES AND EXPENSES

Non-operating revenues and expenses are primarily made up of interest income from invested cash, interest expense from small lines of credit at the acquired companies, amortization of technology sales advances received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense):

                               Three Months Ended            Nine Months Ended
                                  December 31,                 December 31,
                            -------------------------   ---------------------------
Description                     2000         1999           2000           1999
-------------------         -----------    ----------   -----------    ------------
Owners fee sales
 of technology               $(392,250)    $(392,500)   $(1,176,750)   $(1,177,500)
Interest on notes
 from sales of
 technology                    392,250       392,500      1,176,750      1,177,500
Amortization of
 technology
 advances                       60,315       107,083        266,375        326,925
Net interest income            168,672        49,469        599,060        143,664
Miscellaneous                  (14,400)      (14,002)        (8,773)         1,102
                             ---------     ---------    -----------    -----------
     Totals                  $ 214,587     $ 142,550    $   856,662    $   471,691
                             =========     =========    ===========    ===========

The resultant non-operating income increased during the three month and nine month periods ended December 31, 2000 from the three month and nine month periods ended December 31, 1999 due principally to the increase in interest income from the cash available for investment from the proceeds raised in the February 2000 private placement.

COMPREHENSIVE LOSS

The comprehensive loss of $3,384,859 and $7,720,655 during the three and nine months ended December 31, 2000 compared to $963,555 and $2,401,984 for the three and nine months ended December 31, 1999 was due to the factors previously described. Further, the expansion of the use of the Company's resources, including personnel, and its acquisition costs have increased the loss, but are expected to create the platform for further revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash during the periods are summarized below:

                           Nine Months Ended December 31,
                           ------------------------------
                                2000           1999
                           ------------    --------------
Cash used in operating
 activities                 $(7,336,543)     $(2,492,507)
Cash used in investing
 activities                    (671,118)        (312,763)
Cash provided by
 financing activities         1,958,164        1,744,886
                            -----------      -----------
Net decrease in cash
 and cash equivalents       $(6,049,497)     $(1,060,384)
                            ===========      ===========

As of December 31, 2000, the Company had cash and cash equivalents amounting to $10,311,279, a decrease of $6,049,497 from the balance at March 31, 2000. Working capital decreased to $10,078,547 as compared to $15,767,204 at March 31, 2000. In the nine months ended December 31, 2000, warrants and stock options were exercised resulting in additional cash to the Company of $2,017,206. The decreases in cash and working capital resulted from working capital being utilized in operations and acquisitions. However, this decrease was offset somewhat by the exercise of stock options and warrants. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at December 31, 2000.

Management believes that it has adequate working capital for the next 12 months.

YEAR 2000 COMPLIANCE

The Company did not directly experience any problems related to Year 2000 (Y2K). Although the Company had been assured by all related third parties that each was Y2K compliant, one was not. Specifically, the Company's credit card verifier experienced a software problem which caused certain SSI customers to be billed multiple times for the same services. This problem has since been rectified.

The Company is aware of the issues associated with the functioning of the programming code in computer systems.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross, Simkin, Wares and Five Star, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the prospectus that we filed with the SEC on October 19, 2000, pursuant to Rule 424(b). SSI claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The trademark infringement lawsuit previously reported has been settled. The suit was settled without the payment of any damages. As a consequence of this suit and settlement, and for other business reasons, the Company changed its name to Semotus Solutions, Inc.

ITEM 2.   CHANGES IN SECURITIES.

The Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended December 31, 2000, the Company issued a total of 4,000 shares of its common stock to suppliers of services to the Company. Additionally, the Company issued 250,000 shares of common stock for the acquisition of Wares and 550,000 shares of common stock for the acquisition of Five Star. Also, the Company issued 43,000 shares of common stock to the holders of $1.875 warrants originally issued to Commonwealth Associates and its principals in connection with a November 1997 financing, in exchange for cash, and issued 15,314 common shares in exchange for employee stock options and cash, for total proceeds to the Company of $103,076.

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

          Exhibit 2.4 - Agreement of Merger by and among Datalink.net, Inc., Five Star Advantage, Inc., Five Acquisition, Inc. and Jeff Gleckman dated December 8, 2000.

          Exhibit 2.5 - First Amendment to Merger Agreement by and among Datalink.net, Inc., Five Acquisition, Inc., Fie Star Advantage, Inc., and Jeff Gleckman, dated as of December 28, 2000.

          Exhibit 2.6 - Merger Agreement by and among Datalink.net, Inc., Five Acquisition, Inc., Tehc-ni-comm, Inc., and Jeff Gleckman, dated as of December 8, 2000.

          Exhibit 2.7 - First Amendment to Merger Agreement by and among Datalink.net, Inc., Five Acquisition, Inc., Tehc-ni-comm, Inc., and Jeff Gleckman, dated as of December 28, 2000.

          Exhibit 27 - Financial Data Schedule

          B) Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K on October 16, 2000, with respect to the authorization of the Company's officers to buy back up to a maximum of one million shares of the Company's outstanding common stock from time to time on the open market or otherwise, over the next twelve months.

          The Company filed an Amended Current Report on Form 8-K/A on January 9, 2001, amending its Current Report on Form 8-K filed on February 17, 2000 with respect to a private placement offering of 769,231 shares of Series B Convertible Preferred Stock and warrants to purchase up to 576,923 shares of the Company's common stock.

          The Company filed a Current Report on Form 8-K on January 12, 2001 with respect to the acquisition of 100% of the issued and outstanding capital stock of Five Star Advantage, Inc. and Tech-ni-comm, Inc. for 550,000 shares of the Company's common stock on December 28, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMOTUS SOLUTIONS, INC.



Date:   February 14, 2000               By:/s/ Anthony N. LaPine
                                           Anthony N. LaPine, President and
                                           Chief Executive Officer (Principal
                                           Executive Officer)


                                        By:/s/ Charles K. Dargan, II
                                           Charles K. Dargan, II, Chief
                                           Financial Officer (Principal
                                           Financial Officer) and Director

                               INDEX TO EXHIBITS

EXHIBIT                                                METHOD OF FILING
-------                                                ----------------
  2.1   Agreement of Merger by and among        Incorporated by reference to
        Datalink.net, Inc., Acquisition         Exhibit 2.1 to the Registrant's
        Wireless, Inc., Cross                   Form 10QSB for the quarter ended
        Communications, Inc., and Kathleen      September 30, 2000
        M. Wold made effective as of July
        20, 2000.
  2.2   Agreement of Merger by and among        Incorporated by reference to
        Datalink.net, Inc., Medical             Exhibit 2.2 to the Registrant's
        Acquisition Wireless, Inc., Simkin,     Form 10QSB for the quarter ended
        Inc. and J. Daniel Robinson made        September 30, 2000
        effective as of September 12, 2000.
  2.3   Agreement of Merger by and among        Incorporated by reference to
        Datalink.net, Inc., Wares               Exhibit 2.3 to the Registrant's
        Acquisition, Inc., ISS, Inc. and        Form 10QSB for the quarter ended
        Stephen J. Casey made effective as      September 30, 2000
        of October 10, 2000.
  2.4   Agreement of Merger by and among        Incorporated by reference to
        Datalink.net, Inc., Five Star           Exhibit 2.1 to the Registrant's
        Advantage, Inc., Five Acquisition,      Form 8-K dated January 12, 2001
        Inc. and Jeff Gleckman dated
        December 9, 2000.
  2.5   First Amendment to Merger Agreement     Incorporated by reference to
        by and among Datalink.net, Inc.,        Exhibit 2.2 to the Registrant's
        Five Acquisition, Inc., Fie Star        Form 8-K dated January 12, 2001
        Advantage, Inc., and Jeff Gleckman,
        dated as of December 28, 2000.
  2.6   Merger Agreement by and among           Incorporated by reference to
        Datalink.net, Inc., Five                Exhibit 2.3 to the Registrant's
        Acquisition, Inc., Tehc-ni-comm,        Form 8-K dated January 12, 2001
        Inc., and Jeff Gleckman, dated as of
        December 8, 2000.
  2.7   First Amendment to Merger Agreement     Incorporated by reference to
        by and among Datalink.net, Inc.,        Exhibit 2.4 to the Registrant's
        Five Acquisition, Inc., Tehc-ni-        Form 8-K dated January 12, 2001
        comm, Inc., and Jeff Gleckman, dated
        as of December 28, 2000.