Form 10KSB
period 2001-03-31
SEMOTUS SOLUTIONS INC
filed 2001-06-26
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2001

                        Commission file number: 1-15569

                             SEMOTUS SOLUTIONS, INC.
                         (formerly Datalink.net, Inc.)
                 (Name of small business issuer in its Charter)

           Nevada                                          36-3574355
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


          1735 Technology Drive, Suite 790, San Jose, California 95110 (Address of principal executive offices, including zip code)


                                 (408) 367-1700
                           (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $5,547,963.

As of June 19, 2001, 16,938,106 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $29,485,496.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for Annual Meeting of Shareholders to be held on September 13, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORMATION AND BUSINESS OF THE COMPANY

Semotus(TM) Solutions, Inc. ("Semotus" or the "Company"), changed its name from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. As a part of the transaction, the Company also acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corp.

Semotus is a wireless infrastructure company providing end-to-end mobile data solutions to enterprises for their employees (productivity tools) and their customers (revenue tools). The Company enables enterprises and consumers to customize, interact with and respond to critical business data utilizing the new generation of wireless devices.

Semotus leverages its core patented XpressLink(TM) technology across the high demand vertical markets of finance, medical, e-commerce and field force automation through its modular expansion of this market leading technology, and through acquisitions of established companies providing products and services to which Semotus can contribute value through wireless enhancement. Semotus' acquisition strategy, through which the Company has acquired four companies during the fiscal year ended March 31, 2001, focuses on companies in these targeted vertical markets, and that have a significant customer base and meaningful revenues. From this foundation, Semotus strengthens and enhances the companies' existing revenues and provides wireless solutions to further enhance and grow the business. This strategy builds strong and deep customer relationships and significantly reduces the costs and time in selling wireless solutions.

Acquisitions in fiscal year 2001:

Cross Communications, Inc. ("Cross")
Simkin,Inc. ("Simkin")
ISS, Inc. dba WaresOnTheWeb.com ("Wares")
Five Star Advantage, Inc. and Tech-ni-comm, Inc. ("Five Star")

For more information please go to our website at http://www.semotus.com.

RECENT DEVELOPMENTS

Completion of the Strategic Repositioning

In FY 2000, the Company announced a strategic repositioning as a wireless infrastructure provider that delivers end-to-end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink(TM) application server. This repositioning involved major infrastructure changes, which continued throughout FY 2001.

Semotus has substantially completed its repositioning into the enterprise B2B market and has moved forward significantly with the generation of enterprise customers and B2B revenues. Semotus is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. Further, with its recently acquired subsidiaries, Semotus provides software and consulting products and services and marketing, sales, customer service and logistics management to existing customers in the targeted vertical markets. Semotus then provides additional service through wirelessly enabling those customers.

Corporate Consolidation

As part of Semotus' new strategic wireless infrastructure focus, the Company has consolidated and streamlined its organization. The headcount has been reduced 19% and as a result, engineering, marketing and administrative costs have been reduced and centralized. The synergies between the subsidiaries has been enhanced and promoted through cross selling of products and services. The overall Semotus organization has eliminated redundant positions and functions while improving the sales effort through utilizing existing customer relationships to shorten the sales cycle. Semotus has continued to invest in technology through its increase in research and development spending.

Recent Acquisitions

WizShop.com, Inc.

Semotus acquired WizShop.com, Inc. on May 7, 2001. WizShop builds and maintains outsourced e-commerce environments for some of the world's largest Internet properties, including Juno and EarthLink. WizShop dominates the outsourced e-commerce market, with nearly one million unique visitors per month on WizShop-powered, co-branded shopping sites. WizShop also creates successful online sales and merchandising programs for its clients through its sales and marketing initiatives. WizShop will be integrated with Wares and Five Star to offer complete end-to-end e-commerce and fulfillment solutions.

Application Design Associates, Inc.

On May 15, 2001, Semotus completed the acquisition of Application Design Associates, Inc. ("ADA"). ADA develops and licenses proprietary software that gives enterprises a total solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing while interfacing with existing corporate business functions and ERP solutions. ADA offers a variety of products and services that are used to support the software installation including hardware, consulting, integration, conversion services, customer program development, training and support. ADA's largest clients are in the soft drink beverage industry. This field force automation software provides Semotus with a unique platform for its wireless productivity enhancement tools such as Hiplink.

DESCRIPTION OF BUSINESS

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Description of Business", "Recent Acquisitions" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

Semotus focuses its wireless applications strategy in target markets where there are significant growth opportunities and an existing strong customer base that is adopting wireless technology. Customer penetration and product acceptance are paramount to the Semotus formula. While the Company continues to improve and maintain its market leading technology, Semotus molds its products for market acceptance. Through strong customer relationships and market knowledge, Semotus blends its technology into readily identifiable and sellable products and services.

Similarly, Semotus' acquisition strategy targets companies with technology, strong customer bases and vertical market presence. Through the acquired companies, Semotus can generate immediate revenue from the company's existing products and services and offer new and improved products and services in a much shorter time frame. Consequently, Semotus has an immediate penetration into the target market, which provides strong support and a foundation for further sales and marketing efforts.

TARGET MARKETS

Enterprises in almost every market segment are adopting wireless data solutions in order to increase their employees' productivity and customer satisfaction. Semotus' technology can service any enterprise in any market segment; however, the Company has chosen to focus on four areas that the Company believes project the greatest amount of growth potential and the strongest need for wireless solutions. Those segments are: field and automation services, financial services, medical services and the e-commerce and m-commerce industry.

FIELD AND AUTOMATION SERVICES: Semotus addresses the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communications, order status, access to corporate databases and customer billing. By having remote access to technical information, inventory status and corporate databases, the field service worker's productivity increases. Therefore wireless data solutions are becoming a critical component of many enterprises today.

FINANCIAL SERVICES: Wireless data services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. Wireless data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them a competitive advantage. It is for this reason that Semotus developed Global Market Pro(TM) with J.P. Morgan Chase. Global Market Pro is an advanced wireless application designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets.

MEDICAL SERVICES: The need for appropriate drug dosing information has continued to grow with the advancement in medical technology. While there has been an increase in diagnostic capabilities, actual drug dosing analysis and planning have been much more difficult to improve. Correct drug dosing and planning regimens can save more lives. Wireless technology can aid in accomplishing this goal through the direct and immediate analysis and transfer of that information without intermediate steps that can interfere with the process. Wireless products for drug dosing and planning as well as for transferring prescription information are just beginning to penetrate the medical market. Physicians and hospitals are adopting this technology as a productivity enhancement and as a method to insure the accurate and timely transmission of vital patient information.

E-COMMERCE AND M-COMMERCE: With the continuing expansion of online sales and services and the advancement of computer and wireless technology, e-commerce business has grown dramatically and m-commerce is coming to the forefront. The demand for immediate transactional information is significant and with the availability of new hardware and software solutions, access to that information is rapidly improving. Moreover, the new technology continues to reduce the complexity and increase the usability of online transactions. Wireless technology will further the acceleration of online transactions and will spur new growth into mobile transactions. With the continuing mobility of employees and customers, wireless access to vital information will be an ongoing need that will be serviced by wireless products and services.

SERVICES AND PRODUCTS

Semotus offers its services and products through its three major lines of business: (i) B2B/B2C w-ASP, and premise-based services, (ii) enterprise and commerce sales and (iii) professional and related services.

B2B/B2C W-ASP, AND PREMISE-BASED SERVICES

This is Semotus' wireless line of business, which focuses in three areas: business to business ("B2B") wireless application service provider ("w-ASP") solutions, B2B premise-based solutions, and B2C solutions. Semotus is continually developing new wireless information services to reflect multiple personal and enterprise information requirements. The Company creates wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP-based where Semotus hosts and manages the information on its servers and (ii) premise-based where Semotus installs and engineers the software and information on the customer's servers.

Global Market Pro

Global Market Pro(TM), is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. Semotus developed Global Market Pro in cooperation with J.P. Morgan Chase & Co's Global Markets Data Division. The application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, Global Market Pro is capable of advanced customization based on the unique preferences of each individual.

Global Market Pro provides real-time financial data from leading news and information sources, including Reuters, Market News International and GovPX. This product has been engineered for all device platforms including, RIM Interactive 957, two-way pagers, WAP phones and the Palm VII. The application features a portfolio customization Web site interface, allowing users to set event or time driven push alerts based on specific criteria or establish custom portfolios for real-time on-demand data requests. Semotus is continuing to expand the product's features and capabilities.

Cross Communications, Inc. Hiplink

As part of its expanding technology and product offerings, Semotus acquired Cross Communications, Inc. in July 2000. Cross, established in 1995, is a wireless communications company that provides a premise-based messaging platform under the brand name "HipLink"(TM). The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. The software functions in the mission critical environment of enterprise messaging including wireless applications for network management messaging and monitoring, field work force communications, help desk operations and Internet messaging and monitoring. Cross maintains partnerships with leading communication companies such as IBM, Hewlett Packard, Sun Microsystems, AT&T, Motorola, Sprint PCS and Nextel.

Legacy B2C Products

Semotus continues to offer a suite of wireless consumer products. Today, these products are substantially all financial information and news products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Semotus' current line of consumer products includes: QuoteXpress(R), SplitXpress(TM), CompanyNews(TM), RumorXpress(TM), and RelayXpress(TM).

ENTERPRISE AND COMMERCE SALES

Semotus' enterprise and commerce line of business provides online transactional information and sales of products and services. This line of business also serves as the platform for the Company's m-commerce initiatives. The online services include web site development and maintenance, sales, marketing, customer retention programs and services, logistics, distribution, and tracking and reporting. In essence, Semotus can take care of all of a customer's online requirements from building a web presence to sales of products to collections and cash management.

Semotus uses the enterprise and commerce business to add-on wireless products such as alerts to wireless devices, comparative data information and real time messaging. These initial wireless products will also develop into more advanced wireless products for mobile commerce.

Wares on the Web, Inc.

Semotus acquired ISS, inc. dba WaresOnTheWeb, Inc., an established provider of e-commerce solutions to leading retailers, distributors, and manufacturers in November 2000.

Wares provides Internet retailing, Internet distribution, m-commerce, and supply chain ASP solutions to various vertical markets. Other core competencies include application service provider enablement and e-business consulting. Strategic partners and alliances include SAP America, Unisys, Microsoft, Cable & Wireless and Checkpoint.

Wares products and services enable customers to rapidly create highly functional commerce-based Internet/intranet, and/or extranet solutions that integrate seamlessly with legacy and ERP systems. By leveraging existing technological expertise and ASP market presence, Wares is ideally positioned to deliver an unparalleled suite of wired and wireless solutions that seamlessly connect enterprises to markets. Its customer list includes Carlton Cards, FMC Corporation, Blades.com, Playtex, Host Marriott, The Furniture Guys, Paine Webber, and Norwest Financial.

FiveStar Advantage, Inc.

Semotus acquired FiveStar Advantage, Inc. in December 2000. Five Star is an e-marketing and e-fulfillment company that provides a start to finish turnkey operation for online sales, marketing, logistics, fulfillment and customer service for its clients. Five Star provides 'brick and mortar' companies in a number of vertical markets with e-fulfillment capabilities and e-marketing solutions. The majority of Five Star's sales are based on providing a seamless transition from 'brick and mortar' to 'click and mortar.'

PROFESSIONAL AND RELATED SERVICES

Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. This line of business provides the software tools and management to install and efficiently run online and wireless operations. Semotus' customers in this segment are from a very diversified portfolio of industries including, financial, medical, chemical, retail, and ERP, CRM and security software.

The professional and related services business provides Semotus with access to customers who have wireless requirements that can be met with Semotus' wireless solutions. Again, as in other lines of business, Semotus can build valuable wireless applications onto existing software solutions.

A portion of Wares on the Web's business is professional services and consultation. Wares provides software development and consulting for corporate intranets, internets and extranets and online sales and services. This business enhances Wares' other lines of business of e-commerce and ASP hosting.

Simkin, Inc.

Simkin was acquired by Semotus in September 2000, and is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer assisted pharmaceutical training programs. Simkin's core software is a proprietary drug dosing product, which also provides the foundation for a prototype wireless solution, which allows healthcare professionals to improve a patient's drug therapy.

Simkin provides software and clinical training to more than 900 hospitals in the U.S. and 100 in Europe and Asia, including the Mayo Clinic, Mount Sinai, John F. Kennedy, University of Illinois Health Center, University of Florida Medical Center and the University of Pittsburgh Medical Center. Other relationships include Micromedex, the world's largest producer of electronic drug databases; Baxter Healthcare; Merck Pharmaceuticals; Roche Diagnostics, a division of Hoffman-LaRoche Pharmaceuticals; Health Care Systems Software; and Dade Behring.

STRATEGIC RELATIONSHIPS

Semotus maintains strategic relationships with wireless and technology companies in order to further develop its services and product offerings. Maintaining market leading technology is a difficult task; however, Semotus believes that it continues to produce new software and engineered products that are leading the wireless market. The key relationships for Semotus are with carriers, device manufacturers, software companies, computer companies, and content providers.

The carriers include: BellSouth, AT&T, MCI WorldCom, Sprint PCS, Nextel, Cable & Wireless, Arch Communications Pagenet and Skytel.

The device manufacturers include: Nokia, Ericsson, Motorola, RIM, Palm Computing, and Handspring.

The software companies include: SAP America, Microsoft and Checkpoint.

The computer companies include: IBM, Hewlett Packard, Unisys and Sun
Microsystems.

The content providers include: Reuters, Dow Jones, Hoover's Online, Comtex, Zacks and GovPX.

CUSTOMERS

Semotus has a very diversified customer list, but the Company focuses in four market sectors: financial, mobile workforce automation, e-commerce and m-commerce and medical. In Semotus' B2B/B2C, w-ASP and premise-based services segment and its software and professional services segment, only one customer (at 6%) accounted for more than 5% of revenues. In Semotus' enterprise and commerce sales segment, one customer accounted for approximately 28% of overall revenues. That customer's sales as a percentage of overall sales has declined in the last quarter of the fiscal year. Some of the lost revenues have been replaced with new customers.

VENDORS

Semotus maintains strong relationships with all of the major telecommunications carriers for its wireless and e-commerce products and services. The Company is not dependent upon any one carrier for its business, nor is its business affected by any of the current financial problems experienced by certain telecommunication equipment and service providers.

COMPETITION

Semotus is participating in highly competitive business segments of wireless telecommunications, e-commerce and m-commerce marketplaces and professional and related service industries. The competition is from a broad range of both large and small domestic and international corporations. Some of the Company's competitors have far greater financial, technical and marketing resources than the Company.

The competitive factors important to Semotus are its technology, its engineering expertise and its customer relationships. Business segment and industry competitive factors include, but are not limited to, technology, engineering capability, breadth and depth of strategic relationships, financial condition, and marketing initiatives. The Company leverages the quality of its engineering team, the depth and breadth of its customer relationships, and its ability to respond quickly to change in order to be competitive and successful.

RESEARCH AND DEVELOPMENT

Semotus maintains its research and development operations in Vancouver, B.C., and as of March 31, 2001, employed 31 personnel in research and development and engineering. The Company finds it advantageous to have its research and development activities in Vancouver due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $1,228,139 and $600,957 respectively, in the years ended March 31, 2001 and 2000.

INTELLECTUAL PROPERTY

Semotus protects its significant intellectual property holdings with patents related to its business, creating an entry barrier to any potential competition. Additionally, Semotus relies on contractual restrictions, copyright, trademark, and trade secret laws to protect its intellectual properties. Most competing technologies lack the strong patent protection that Semotus has. The Company has a total of eight issued patents as of March 31 2001, as follows:

          Interactive Two-Way Pager System #5,838,252
          Divisional Case #6,049,291

          Pager Enhanced Keyboard and system #5,964,833
          Divisional Case #6,085,232

          System and Method for a Real-Time Data Stream
          Analyzer and Alert System #5,872,921

          Virtual Transcription System #5,875,436

          Mail Alert System #6,035,104

          Alphanumeric Paging System Operating on the
          Internet #6,040,784

Semotus also has 7 patents pending. Semotus has had its intellectual property reviewed by an outside consultant firm, and the Company believes that it has additional significant intellectual property, giving it the ability to file for another 15 patents.

EMPLOYEES

At March 31, 2001, the Company had 103 full-time employees and 2 part-time employees, approximately 23 of whom were engaged in sales and customer support, 20 in marketing, 29 in finance and administration, and 31 in engineering. No employees of the Company are covered by a collective bargaining agreement.

RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE
FUTURE.

We have recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $41 million. Because we expect to continue to incur significant sales and marketing, systems development and administrative expenses, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals and our losses may continue or grow in the future. As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

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

OUR RECENT ACQUISITIONS MAY NOT DELIVER THE VALUE WE PAID OR WILL PAY FOR THEM AND MAY RESULT IN EXCESSIVE EXPENSES IF WE DO NOT SUCCESSFULLY INTEGRATE THEM, OR IF THE COSTS AND MANAGEMENT RESOURCES WE EXPEND IN CONNECTION WITH THE INTEGRATIONS EXCEED OUR EXPECTATIONS.

We expect that our recent acquisitions and any acquisitions we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies that we acquire or invest in may be less than the amount we paid if there is:

     -    a decline of their position in the respective markets they serve; or

     -    a decline in general of the markets they serve.

     Our financial results may be adversely affected if:

     - we fail to assimilate the acquired assets with our pre-existing business;

     - we lose key employees of these companies or of Semotus as a result of the acquisitions;

     -    our management's attention is diverted by other business concerns; or

     -    we assume unanticipated liabilities related to the acquired assets.

OUR RECENT ACQUISITIONS MAY NOT DELIVER THE VALUE WE PAID OR WILL PAY FOR THEM AND MAY RESULT IN EXCESSIVE EXPENSES IF THERE ARE COSTS DUE TO SPECIFIC BUSINESS RISKS WITHIN OUR SUBSIDIARIES' VERTICAL MARKETS.

The companies we have acquired or may acquire are subject to the business risks as described in this section, as well as additional business risks due to their respective vertical markets. For instance, Simkin, Inc., because it is in the healthcare field, is subject to additional business risks such as a slow rate of adoption of new technologies; Five Star Advantage, Inc., Wares On The Web, Inc. and WizShop.com, Inc., because they are in the e-commerce and e-fulfillment markets, are subject to additional business risks such as the uncertainty of whether online sales will increase in the future. If our subsidiaries incur any of these risks, the businesses may not be as valuable as the amount we paid.

Additionally, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring these companies.

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

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES.

The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

     -    effectively use and integrate new wireless and data technologies;

     -    continue to develop our technical expertise;

     -    enhance our wireless data, engineering and system design services;

     -    develop applications for new wireless networks; and

     - influence and respond to emerging industry standards and other changes.

WE DEPEND UPON WIRELESS NETWORKS OWNED AND CONTROLLED BY OTHERS. IF WE DO NOT HAVE CONTINUED ACCESS TO SUFFICIENT CAPACITY ON RELIABLE NETWORKS, WE MAY BE UNABLE TO DELIVER SERVICES AND OUR SALES COULD DECREASE.

Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. We depend on these companies to provide uninterrupted and trouble free service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services.

WE MAY FAIL TO SUPPORT OUR ANTICIPATED GROWTH IN OPERATIONS WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.

Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations center requires substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons:

     - we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity;

     - we may not be able to obtain the hardware necessary to expand our capacity;

     - we may not be able to expand our customer service, billing and other related support systems; and

     - we may not be able to obtain sufficient additional capacity from wireless carriers.

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

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons. We have a written employment agreement with Anthony N. LaPine, the Company's chairman, CEO and president. We do not have employment agreements with any other officer of Semotus Solutions. The loss of Mr. LaPine or any other officer may have an adverse effect on our business and prospects by depriving us of the management services necessary to operate our business and achieve profitability.

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

ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, OR INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.

Our existing wireless data services are dependent on real-time, continuous feeds. The ability of our subscribers to obtain data or make wireless transactions through our service requires timely and uninterrupted connections with our wireless network carriers. Any disruption could result in delays in our subscribers' ability to receive information or execute wireless transactions. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, insurrection or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES.

In designing, developing and supporting our wireless data services, we rely on wireless carriers, wireless handheld device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content providers to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason, could materially harm our business.

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

OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, MAY BE VOLATILE.

We expect that the market price of our common stock will be volatile. We are involved in a highly visible, rapidly changing industry and stock prices in our industry and similar industries have risen and fallen in response to a variety of factors, including:

     - announcements of new wireless data communications technologies and new providers of wireless data communications;

     - acquisitions of or strategic alliances among providers of wireless data communications;

     - changes in recommendations by securities analysts regarding the results or prospects of providers of wireless data communications; and

     - changes in investor perceptions of the acceptance or profitability of wireless data communications.

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

THE RESALES OF OUR COMMON STOCK RECENTLY REGISTERED COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR SHARES.

We recently registered 3,599,230 shares of common stock subject to resale by certain of our security holders, and we have contractual obligations to register an additional 987,036 shares. Up to 1,433,350 of those shares are issuable upon the exercise of warrants and up to 938,462 of those shares are issuable upon the conversion of Series B Convertible Preferred Stock. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

                           FORWARD-LOOKING STATEMENTS

This report, including the sections entitled "Description of Business", "Recent Acquisitions" and "Risk Factors," contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Any statements in this report regarding Semotus' outlook for its business and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements. These statements relate to future events or our future financial and operating performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from that expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under "Risk Factors" and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We do not intend to update any of the forward-looking statements after the date of this prospectus to conform these statements to actual results except as required by law.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's main headquarters are located in San Jose, California. The accounting, legal, marketing, sales, and customer support departments are housed at this location. The headquarters facility is approximately 8,969 square feet, which is under a lease that expires on August 31, 2002. The monthly rent is $27,198.

Semotus' subsidiaries have facilities in various locations around the country. Semotus Systems Corp., which houses the Company's Research and Development group, is located in Vancouver, British Columbia, where it occupies a facility approximately 6,036 square feet under a lease agreement that expires in October 2005 with a monthly rent of $9,054 Canadian dollars ($5,898 US dollars). Wares On The Web, Inc. is located in Woodbury, New Jersey and has approximately 8,350 square feet of space under a lease that expires in December 2002 with a monthly rent of $7,655. Simkin, Inc. is located in Gainesville, Florida and has approximately 3,100 square feet of space under a lease that is month to month with a monthly rent of $3,600. Cross Communications, Inc. is located in Downers Grove, Illinois and has approximately 2,549 square feet of space under a lease that expires in October 2003 with a monthly rent of $3,823. Five Star Advantage, Inc. is located in Valencia, California and has approximately 8,441 square feet of space under a lease that expires in March 2002 with a monthly rent of $7,185.

The Company believes that these facilities will be sufficient to meet the Company's current needs. Should the Company need additional space to accommodate its increased activities, the management believes it can secure additional space.

ITEM 3. LEGAL PROCEEDINGS.

Outside any routine litigation that is incidental to the business, the Company is not a party in any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

Semotus held a Special Meeting of Stockholders on January 11, 2001, for the purpose of (1) approving an amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the plan from 2,500,000 shares to 3,500,000 shares, and
(2) approving an amendment to the Company's Articles of Incorporation to change the name of the Company to "Semotus Solutions, Inc." The following summarizes the voting results:

Item (1). The amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the Plan from 2,500,000 shares to 3,500,000 shares was approved.

    Votes for                  Votes Against   Votes        Broker Non-Votes
    (% of shares represented   -------------   Abstained    ----------------
    ------------------------                   ---------
     2,859,065   (81.3%)        592,453         66,536       8,253,332

Item (2). The amendment to the Company's Articles of Incorporation to change the name of the Company to "Semotus Solutions, Inc." was approved.

    Votes for (% of shares represented)      Votes Against   Votes Abstained
    -----------------------------------      -------------   ---------------
         11,366,896    (96.6%)                  358,648          45,842

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. On December 29, 1999, trading in the Company's common stock moved to the American Stock Exchange ("AMEX"), under the symbol "DLK" from the OTC Bulletin Board. On August 14, 2000 trading in the Company's common stock moved to the Nasdaq National Market ("Nasdaq"), under the symbol "XLNK" from the AMEX. On December 18, 2000, trading in the Company's common stock moved back to AMEX under the symbol "DLK" from the Nasdaq.

The following table sets forth the Company's common stock high and low bid quotations as reported by the OTC Bulletin Board for the periods indicated. These prices are held to be inter-dealer quotations, which excludes retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.

    Quarter Ended                   High Bid           Low Bid
    -------------                   --------           -------
    June 30, 1999                   $ 3.07              $ 1.21
    September 30, 1999              $ 2.60              $ 1.32
    December 31, 1999
    (through December 28)           $ 6.07              $ 1.22

The following table sets forth the high and low closing sales prices of the Company's common stock as reported by the AMEX for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
December 29 to
December 31, 1999                    $ 5.50             $ 5.28

Quarter ended
 March 31, 2000                      $42.00             $ 3.50

June 30, 2000                        $27.98             $ 8.12

September 30, 2000
(through August 11, 2000)            $22.50             $13.31

The following table sets forth the high and low closing sales prices of the Company's common stock as reported by the Nasdaq for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
August 14 to September 30, 2000      $17.13            $10.03

December 31, 2000
  (through December 15, 2000)        $10.00            $ 3.44

The following table sets forth the high and low closing sales prices of the Company's common stock as reported by the AMEX for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
December 18 to December 31, 2000     $ 4.63            $ 2.00

March 31, 2001                       $ 5.69            $ 1.87

A 2 for 1 forward stock split became effective on April 27, 2000. Share prices have been adjusted to reflect this split.

     (a) HOLDERS. As of March 31, 2001 the Company had approximately 15,972 beneficial holders of the Company's common stock and 260 shareholders of record.

     (b) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (c) RECENT SALES OF UNREGISTERED SECURITIES. During the Quarter ended March 31, 2001 the Company issued securities which were not registered under the Securities Act of 1933, as amended as follows: The Company issued a total of 109,181 shares of its common stock to suppliers of services to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

OVERVIEW

In FY 2000, the Company announced a strategic repositioning as a wireless infrastructure provider that delivers end-to-end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink(TM) application server. This repositioning involved major infrastructure changes, which continued throughout FY 2001.

Semotus has substantially completed its repositioning into the enterprise B2B market and has moved forward significantly with the generation of enterprise customers and B2B revenues. Semotus is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. Further, with its recently acquired subsidiaries, Semotus provides software and consulting products and services and marketing, sales, customer service and logistics management to existing customers in the targeted vertical markets. Semotus then provides additional service through wirelessly enabling those customers.

As part of the Company's growth strategy, Semotus has acquired four companies:
Cross, Simkin, Wares and Five Star. Each provides revenues and a significant customer base to allow the Company to add to its technology, expand its e-commerce and internet presence and penetrate targeted vertical markets.

Semotus intends to continue to acquire companies that provide strategic growth for the Company through their technology, customer base or industry or vertical market presence. This acquisition strategy will necessitate certain cash investments and the incurrence of non-recurring costs. For the fiscal year ended March 31, 2001 Semotus incurred certain non-recurring costs and non-cash charges for its acquisitions.

RESULTS OF OPERATIONS

All financial results for the fiscal year ended March 31, 2000 have been restated for the acquisition of FiveStar under the pooling of interests method of accounting. The acquisition was completed in December 2000. See footnote 3 "Acquisitions FiveStar Advantage, Inc. and Tech-ni-comm, Inc." and see the Datalink.net, Inc. Form 10-KSB for the fiscal year ended March 31, 2000 for information concerning the prior filing.

REVENUES

Revenues for the years ended March 31, 2001 and 2000 were $5,547,963 and $7,611,158, respectively.

The overall decrease in revenues is due to the decline in sales at one of Semotus' subsidiaries, FiveStar Advantage. FiveStar's revenue decline is due to the loss of one major customer and the large drop in sales from another customer who had decided to fulfill its on-line sales in-house. This has been offset somewhat by the increase in revenues in the B2B and premise-based wireless and professional services businesses.

These two customers accounted for 30% and 25% of the revenues of the enterprise and commerce segment in the fiscal year ended March 31, 2000. These disruptions in customer sales occurred concurrently and extended the overall length of time that FiveStar experienced declining revenues. FiveStar has replaced a portion of the lost revenues through enhanced marketing programs.

B2B/B2C, w-ASP and premise-based services

The 19% increase in revenues in this segment is the result of two distinct trends: (i) the addition of the new B2B and premise-based wireless businesses and (ii) the planned decline in the legacy B2C business. Semotus has added significant new customers and new products in the B2B enterprise market, which has generated new revenues. This has been somewhat offset by the 43% decline in the B2C revenues for which the Company had planned as it transitioned into the enterprise marketplace.

Enterprise and Commerce Sales

The 48% decline in revenues in this segment is due to the above mentioned customer losses at FiveStar. A portion of the decline in revenues has been replaced by new customers and FiveStar's current sales are more broadly diversified. A portion of Wares business, its e-commerce business, is included in this category, which helped offset the overall decline in this segment's revenues.

Professional and related services

This is a new business segment for Semotus, which encompasses software and engineering consulting and training and is substantially made up of Wares and Simkin businesses.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin declined to 26% in March 31, 2001 from 38% in March 31, 2000 and accordingly, the cost of revenue as a percentage of overall revenue increased in percentage terms, but not in absolute dollar amount, due to the decline in revenues at FiveStar and a $251,400 inventory expense for the slow sales of certain products and a price adjustment at FiveStar. Again, this was caused by the loss of one major customer and a large drop in sales from another customer. The lost FiveStar product sales carried significant gross profit margins and consequently the remaining revenue had lower gross profit margins and a higher cost of revenue.

B2B/B2C, w-ASP and premise-based services

The 43% gross profit margin for this segment is comprised of a B2B and w-ASP premise-based business gross margin of 50% and a B2C legacy business gross margin of 36%. The B2C business margin has declined from 47% in fiscal year 2000 to 36% in fiscal year 2001. This is a direct result of the decline in revenues since many of the direct costs for wireless products, mostly data feeds and transmission costs, have minimum charges. As the B2B products continue to increase their percentage of the segment's services and products, the gross profit margin should increase and be maintained at higher levels than in past fiscal years.

Cost of revenues in this segment principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

Enterprise and commerce sales

The gross profit margin for this segment declined from 36% in fiscal year 2000 to 11% in fiscal year 2001, substantially due to the decline in revenues and the inventory expense at FiveStar.

Professional and related services

The gross profit margin for this segment was 55% for the fiscal year ended March 31, 2001. The cost of revenue was principally personnel costs related to providing consulting and training services.

OPERATING EXPENSES

Operating expenses increased during the year ended March 31, 2001 from the year ended March 31,2000 as part of the growth plan of Semotus which was in place through December 2000. This plan included expansion of personnel in the key categories of engineering, sales and marketing. Further, some overhead expenses increased in order to integrate and manage the four acquisitions completed in fiscal year 2001. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses:

                                                          Percentage Increase
                                                              (Decrease)
                               Year Ended March 31,        ----------------
Description                   2001              2000              %
--------------           ------------       ------------   ----------------
Research and
 development              $ 1,228,139        $  600,957        104 %

Sales and
 marketing                  4,630,355         1,849,597        150 %

General and
 administrative             5,330,211         4,291,085         24 %

Depreciation and
 amortization               2,010,395           264,427        660 %

Stock, option and
 warrant expense              601,932         1,060,487        (43)%
                          -----------        ----------        -----
Totals                     13,801,032         8,066,553         71 %
                          ===========        ==========        =====

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring additional engineering personnel, for the development of new products, such as Global Market Pro(TM), Mobile Reach(TM) and thinkAnywhere(TM), a mobile option-trading platform, and for creating newer versions of core products such as Hiplink.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased substantially due principally to the addition of new salespeople and new marketing personnel, in addition to increased participation in wireless data forums and trade shows. New marketing programs have also been developed and are in the process of being implemented for new wireless products such as the Global Market Pro and Mobile Reach. Semotus is also updating existing marketing materials for existing products such as HipLink and Dose Assist.

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs increased due to increases in administrative personnel, costs associated with providing investor information, as well as an expansion of office space in San Jose, Ca., Vancouver B.C., Woodbury, N.J. and Downers Grove, Ill. Additional one-time general and administrative cost increases have resulted from the acquisitions of Cross, Simkin, Wares and Five Star.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The increase in this expense is primarily the result of the amortization of goodwill from the Company's acquisitions and the amortization associated with the warrants awarded to J.P. Morgan Chase in connection with Global Market Pro (GMP).

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, in the fiscal year ended March 31, 2001.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in FY 2001 or FY 2000, expense will be recognized in the future if the stock price increases above the exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses are primarily made up of interest income from invested cash, interest expense from a note payable and retired bank lines of credit, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (expense).

                                                             Percentage INCREASE
                                                             (DECREASE)
                                    YEAR ENDED MARCH 31,     -------------------
DESCRIPTION                      2001               2000             %
-----------                   ------------      -----------  -------------------
Net interest income           $   639,993       $   141,257         353 %

Owners fee sales
  of technology                (1,569,000)       (1,570,000)        --

Interest on note from
  sales of technology           1,569,000         1,570,000         --

Amortization of
  technology advances             371,052           432,021          (14)%

Other Interest income             132,792           129,290          3 %

Miscellaneous
   Expense                        (88,064)         (267,107)         (67)%
                              -----------       -----------         ----
Total non-operating
 income                       $ 1,055,773       $   435,461          142%
                              ===========       ===========         ====

Non-operating income, net of expenses, increased approximately 142% percent in the year ended March 31, 2001 from the prior year, due primarily to an increase in interest income resulting from more cash during the year that was available for investment. The two major sources of cash were the private placement of Series B Convertible Preferred Stock completed in February 2000 and the exercise of common stock warrants. Amortization of technology advances decreased somewhat, due to the application of the effective interest method of amortization on the balances. Miscellaneous expenses declined due to a write-off of an investment in two new products at Five Star, which was incurred in fiscal year 2000.

COMPREHENSIVE LOSS

The comprehensive loss of $11,314,517 or $(0.74) per share for the fiscal year ended March 31, 2001 compared to $4,756,324 or $(0.61) per share for the fiscal year ended March 31, 2000 was due principally to three factors: (i) a 97% increase in non-cash charges from acquisitions and amortization of intellectual property, (ii) a substantial decline in the revenues and gross margin of Semotus' FiveStar subsidiary, and (iii) an increase in engineering, sales and marketing and administrative personnel for the growth of Semotus. While the expansion of the Company including personnel, and its acquisition costs have increased the loss, Semotus believes that it is well-positioned for further revenue growth in the future.

SEGMENT RESULTS

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has restated the fiscal year ended March 31, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into three segments: B2B/B2C, w-ASP and premised-based services (which is largely the Company's wireless business) enterprise and commerce sales and professional and related services. The first segment has been further divided to differentiate the legacy B2C business from the B2B w-ASP and premise-based wireless business. See "Business Description Services and Products" for further information about each of the segments.

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     B2B/B2C, w-ASP
                                      and premise-
                                     based services                         Professional
                                     ---------------       Enterprise and    and related   Corporate
                                   B2B         B2C         commerce sales     services     and other      Total
                                ---------  -----------    ----------------  -------------  ---------    -----------
Year Ended March 31, 2000

Revenues                           --      $  1,459,920    $ 6,151,238          --             --      $  7,611,158
Gross Profit                       --           684,596      2,189,570          --             --      $  2,874,166
Operating loss*                    --          (923,460)      (189,531)         --       (4,079,396)   $ (5,192,387)
Depreciation and
 Amortization                      --          (244,077)       (20,350)         --             --      $   (264,427)
Capital Expenditures               --            96,723          1,135          --           24,437    $    122,295
Total Assets                       --        16,597,406      1,893,074          --             --      $ 18,490,480

Year Ended March 31, 2001

Revenues                        895,364         836,584      3,193,433       622,582           --      $  5,547,963
Gross Profit                    443,730         302,913        363,791       341,444           --      $  1,451,878
Operating loss*                (579,665)       (533,626)      (974,759)     (171,367)   (10,089,737)   $(12,349,154)
Depreciation and
 Amortization                  (223,149)           --          (37,535)      (77,812)    (1,671,899)   $ (2,010,395)
Capital Expenditures            223,231            --           22,490        11,747        280,968    $    538,436
Total Assets                 13,127,832            --        1,302,984     2,578,399      4,760,746    $ 21,769,961

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the expansion of the Company to implement its growth plan which was in place through December 2000. Cash was spent on operating resources, especially personnel, and computer and telecommunications equipment. Further, four acquisitions produced one-time charges. In the fiscal year ended March 31, 2001 warrants and options were converted to common stock which provided some cash. In the fiscal year ended March 31, 2000, Semotus completed a private placement of Series B Convertible Preferred Stock which contributed $9,315,501 to cash, in addition to the conversion of warrant and options to common stock which produced $7,047,928 of cash. The sources and uses of cash are summarized as follows:

                               YEAR ENDED MARCH 31,
                               2001           2000            Percentage change
                           -----------     ------------      ------------------
Cash used in
operating activities       $(9,219,730)    $(4,271,193)             116 %

Cash used in
investing activities        (576,766)          (84,077)             586 %

Cash provided by
financing activities         1,279,762      16,213,158              (92)%
                           -----------     ------------          -----------
Net increase (decrease) in
cash and cash equivalents   (8,516,734)     11,857,888             (172)%
                           ===========     ============         ===========

Cash used in operating activities consisted principally of a net loss of $11,293,381 offset somewhat by non-cash charges of $2,010,395 of depreciation and amortization and $601,932 of stock based compensation. Other operating activities that contributed to the use of cash were $237,625 in the net change of current assets and current liabilities. This largely resulted from reductions in accounts payable offset by reductions in inventory and accounts receivable.

Cash used in investing activities of $576,766 resulted principally from $538,436 of purchased equipment, mainly computers and wireless equipment.

Cash flows from financing activities of $1,279,762 resulted from $2,040,438 of proceeds from the exercise of options and warrants offset slightly by payments of $15,624 on capital leases and $50,830 on notes payable. Additionally, the Company has $694,222 in a certificate of deposit that has been used to secure a note payable.

As of March 31, 2001, the Company had cash and cash equivalents amounting to $7,844,042, a decrease of $8,516,734 from the balance at March 31,2000. Working capital decreased to $7,780,783 from $15,753,980 at the prior year-end. The decrease in working capital is from the resources used in the operations of Semotus as explained above, somewhat offset by cash produced by the conversion of warrants and options into common stock. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at March 31, 2001.

At March 31, 2001, the Company had a deferred tax asset of approximately $9,592,500, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that the Company will realize the benefit of this asset, a 100% valuation allowance has been established.

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

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material effect on the Company's financial results in the fiscal year ended March 31, 2001.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options in December 2000, Fin 44 may have a material effect on the Company's financial position and results of operations in the future. For the fiscal years ended March 31, 2001 and 2000, the effect was immaterial.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are set forth on pages F-1 through F-29 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2001 under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2001, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2001 under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2001, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2001, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2001 under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2001, and is incorporated herein by reference.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  3.  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                        LOCATION
-------   -----------                        --------

 3        Articles of Incorporation          Incorporated by reference to
                                             Exhibit No. 2 to the Registrant's
                                             Form 8-A filed on July 22, 1996
                                                 (No. 0-21069)

3.1        Bylaws of the Company             Incorporated by reference to
                                             Exhibit No. 3 to the Registrant's
                                             Form 8-A filed on July 22, 1996
                                             (No. 0-21069)

3.2       Amended and Restated Bylaws        Incorporated by reference to
          of the Company dated January       Exhibit 3.1 to the Registrant's
          24, 2000.                          Form 8-K Filed on February 17,
                                             2000.

3.3       Certificate of Amendment to        Incorporated by reference to
          the Articles of Incorporation      Exhibit 3.2 to the Registrant's
          dated February 17, 1998            Form 10-KSB for the year ended
                                             March 31, 1998.

3.4       Certificate of Amendment to        Incorporated by reference to
          Articles of Incorporation          Exhibit 3.4 to the Registrant's
          dated July 6, 1999.                Form 8-A12B filed on
                                             December 21, 1999.

3.5       Certificate of Amendment to        Filed electronically herewith.
          Articles of Incorporation
          Dated January 12, 2001

4.0       Specimen Stock Certificate         Incorporated by reference to
                                             Exhibit 4.1 to the Registrant's
                                             Form 8-A-12B filed on
                                             December 21,1999

4.1       Certificate of Designation         Incorporated by reference to
          of the Series B Convertible        Exhibit 4.1 to the Registrant's
          Preferred Stock.                   Form 8-K filed February 17, 2000.

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

10.4      8% Secured Term Note               Incorporated by reference to
                                             Exhibit No. 10.3 to the Regis-
                                             trant's Form 8-K dated August
                                             26, 1996


*10.5     Employment Agreement with Anthony  Incorporated by reference to
          LaPine dated May 1, 1996           Exhibit 10.6 to the Regis-
                                             trant's Form 10-KSB for the
                                             year ended March 31, 1997

10.6      Application Software Purchase      Incorporated by reference to
          Agreement between Datalink         Exhibit 10.1 to the Regis-
          Systems Corporation and 605285     trant's Form 8-K dated May 6,
          Ontario Inc.                       1997

10.7      Management and Marketing           Incorporated by reference to
          Agreement between Datalink         Exhibit 10.2 to the Regis-
          Systems Corporation and 605285     trant's Form 8-K dated May 6,
          Ontario                            1997

10.8      6% Secured Term Note               Incorporated by reference to
                                             Exhibit No. 10.3 to the
                                             Registrant's Form 8-K dated
                                             May 6, 1997

10.9      Securities Purchase Agreement,     Incorporated by reference to
          dated as of February 9, 2000,      Exhibit 99.1 to the Regis-
          by and among the Company, Brown    trant's 8-K Filed on February
          Simpson Strategic Growth Fund,     17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund.

10.10     Registration Rights Agreement,     Incorporated by reference to
          dated as of February 9, 2000,      Exhibit 99.2 to the Regis-
          by and among the Company, Brown    trant's 8-K Filed on February
          Simpson Strategic Growth Fund,     17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund, L.P.

10.11     Warrant to purchase up to          Incorporated by reference to
          375,000 shares of common stock     Exhibit 4.2 to the Registrant's
          issued to Brown Simpson Strategic  Form 8-K filed February 17,
          Fund, Ltd., dated February 9,      2000.
          2000.

10.12     Warrant to purchase up to          Incorporated by reference to
          150,000 shares of common stock     Exhibit 4.2 to the Registrant's
          issued to Anthony N. LaPine,       Form S-3 filed on April 21,
          dated December 1, 1999.            2000.

10.13     Warrant to purchase up to          Incorporated by reference to
          201,923 shares of common stock     Exhibit 4.3 to the Registrant's
          issued to Brown Simpson            Form 8-K filed February 17,
          Strategic Fund, L.P., dated        2000.
          February 9, 2000.

10.14     Warrant to purchase up to          Incorporated by reference to
          76,923 shares of common stock      Exhibit 4.4 to the Registrant's
          issued to H.C. Wainwright & Co.,   Form 8-K filed February 17,
          Inc., dated February 14, 2000.     2000.

10.15     Secured Promissory Note with       Incorporated by reference to
          Anthony LaPine dated               Exhibit 10.19 to the Registrant's
          February 29, 2000                  Form 10KSB filed June 29, 2000.

*10.16    Loan Forgiveness Agreement with    Incorporated by reference to
          Anthony LaPine dated January 19,   Exhibit 10.20 to the Registrant's
          2000                               Form 10KSB filed June 29, 2000.

10.17     Option to Repurchase Technology    Incorporated by reference to
          Agreement with 605285 Ontario      Exhibit 10.21 to the Registrant's
          Inc. dated June 14, 2000           Form 10KSB filed June 29, 2000.

10.18     Agreement of Merger by and among   Incorporated by reference to
          Datalink.net, Inc., Acquisition    Exhibit 2.1 to the Registrant's
          Wireless, Inc., Cross              Form 10QSB filed September 30,
          Communications, Inc., and          2000.
          Kathleen M. Wold made effective
          as of July 20, 2000.

10.19    Agreement of Merger by and among    Incorporated by reference to
         Datalink.net, Inc., Medical         Exhibit 2.2 to the Registrant's
         Acquisition Wireless, Inc.          Form 10QSB filed September 30,
         Simkin Inc. and J. Daniel           2000.
         Robinson made effective as of
         September 12, 2000.

10.19    Agreement of Merger by and among    Incorporated by reference to
         Datalink.net, Inc., Wares           Exhbit 2.3 to the Registrant's
         Acquisition, Inc., ISS, Inc.        Form 10QSB filed September 30,
         and Stephen J. Casey made           2000.
         effective as of October 10, 2000.

10.21    Agreement of Merger by and among    Incorporated by reference to
         Datalink.net, Inc., Five Star       Exhibit 2.1 to the Registrant's
         Advantage, Inc., Five               Form 8-K filed January 12, 2001
         Acquisition Inc. and Jeff
         Gleckman dated December 8, 2000.

10.22    First Amendment to Merger           Incorporated by reference to
         Agreement by and among              Exhibit 2.2 to the Registrant's
         Datalink.net, Inc. Five             Form 10QSB filed January 12,
         Acquisition, Inc., Five Star        2001.
         Advantage, Inc. and Jeff
         Gleckman, dated as of December
         28, 2000.

10.23    Merger Agreement by and among       Incorporated by reference to
         Datalink.net, Inc., Five            Exhibit 2.3 to the Registrant's
         Acquisition, Inc., Tehc-ni-comm,    Form 10QSB filed January 12,
         Inc., and Jeff Gleckman, dated      2001.
         as of December 8, 2000.

10.24    First Amendment to Merger           Incorporated by reference to
         Agreement by and among              Exhibit 2.4 to the Registrant's
         Datalink.net, Inc., Five            Form 10QSB filed January 12,
         Acquisition, Inc., Tech-ni-comm,    2001.
         Inc., and Jeff Gleckman, dated
         as of December 28, 2000.

10.25    Merger Agreement by and among       Incorporated by reference to
         Semotus Solutions, Inc.,            Exhibit 2.1 to the Registrant's
         WizShop.com, Inc. and Wiz           Form 8-K filed May 17, 2001.
         Acquisition, Inc.

10.26    Merger Agreement by and among       Incorporated by reference to
         Semotus Solutions, Inc., ADA        Exhibit 2.1 to the Registrant's
         Acquisition, Inc., Application      Form 8-K filed May 30, 2001.
         Design Associates, Inc. and John
         Hibben.

10.27    Registration Rights and Lock-Up     Incorporated by reference to
         Agreement by and among Semotus      Exhibit 2.2 to the Registrant's
         Solutions, Inc. and John Hibben.    Form 8-K filed May 30, 2001.

21        Subsidiaries of the Registrant     Filed electronically herewith

23        Consent of BDO Seidman, LLP        Filed electronically herewith

----------
* Management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K. The Company filed an Amended Current Report on Form 8-K/A on January 9, 2001, amending its Current Report on Form 8-K filed on February 17, 2000 with respect to a private placement offering of 769,231 shares of Series B Convertible Preferred Stock and warrants to purchase up to 576,923 shares of the Company's common stock.

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

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE(S)

Report of Independent Certified Public Accountants  . . . . .  F-2

Financial Statements:

     Consolidated Balance Sheets, March 31, 2001 and 2000 . .  F-3

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2001 and 2000 . . . .  F-4

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2001 and 2000. . . . . . .  F-5 - F-6

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2001 and 2000. . . . . . . . . . . . . .  F-7 - F-8

     Notes to Consolidated Financial Statements.  . . . . . .  F-9 - F-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Semotus Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, L.L.P.
San Jose, California
June 1, 2001

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


          ASSETS                                      March 31       March 31
                                                        2001           2000
                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $  7,844,042    $ 16,360,776
  Restricted cash                                        694,222
  Trade receivables (net of allowance for
    doubtful accounts of $62,887 in 2001,
    $21,337 in 2000)                                     462,368         340,275
  Income and GST tax receivable                          127,266         176,190
  Other receivables                                      115,716          55,993
  Inventory, (net of reserve of $188,500 in 2001)
   (Note 2)                                              387,547         611,725
  Prepaid expenses                                       155,959         216,942
                                                    ------------    ------------
    Total current assets                               9,787,120      17,761,901

Property and equipment, net (Note 4)                     977,678         634,407
Investments                                              151,000            --
GMP intellectual property, net (Note 5)                5,780,000            --
Goodwill, net (Note 3)                                 4,760,746            --
Other assets                                             313,417          94,172
                                                    ------------    ------------
    Total assets                                    $ 21,769,961    $ 18,490,480
                                                    ============    ============
          LIABILITIES
Current liabilities:
  Accounts payable                                  $    626,830    $    700,447
  Accrued expenses and other current liabilities         228,340         225,857
  Note payable (Note 7)                                  694,222         465,286
  Current portion of capital lease obligation
    (Note 8)                                              38,222          15,332
  Current portion of advances on technology sales
    (Note 6)                                             307,390         398,930
  Deferred revenue                                       111,333         202,069
                                                    ------------    ------------
    Total current liabilities                          2,006,337       2,007,921
Capital lease obligation, net of current portion
   (Note 8)                                               63,447          30,910
Advances on technology sales, net of current
 portion (Note 6)                                        835,170       1,331,680
                                                    ------------    ------------
    Total liabilities                                  2,904,954       3,370,511
                                                    ------------    ------------
Commitments and contingencies (Notes 7,8 and 17)

       PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par
 value; $13.00 liquidation value; authorized:
 5,000,000 shares; issued and outstanding:469,231
 in 2001 and 769,231 in 2000                                 469             769
Additional paid-in capital                             5,681,987       9,314,732
                                                    ------------    ------------
Total preferred shareholders' equity                   5,682,456       9,315,501
                                                    ------------    ------------
    COMMON SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized:
 50,000,000 shares; issued and outstanding:
 15,903,368 in 2001 and 13,685,788 in 2000               159,034         136,858
Additional paid-in capital                            55,217,626      36,789,337
Accumulated other comprehensive loss                    (102,536)        (81,400)
Notes receivable  related parties                     (1,106,612)     (1,348,747)
Accumulated deficit                                  (40,984,961)    (29,691,580)
                                                    ------------    ------------
    Total common shareholders' equity                 13,182,551       5,804,468
                                                    ------------    ------------
    Total liabilities, preferred and common
      shareholders' equity                          $ 21,769,961    $ 18,490,480
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                               Year Ended
                                                                March 31,
                                                          2001            2000
                                                       ------------    -----------
     Revenues:
        B2B, w-ASP and premise-based services          $    895,364    $      --
        B2C services                                        836,584      1,459,920
        Enterprise and commerce sales                     3,193,433      6,151,238
        Professional and related services                   622,582           --
                                                       ------------    -----------
        Total Revenue                                     5,547,963      7,611,158

     Cost of Revenues:
        B2B, w-ASP and premise-based services               451,634           --
        B2C Services                                        533,671        775,324
        Enterprise and commerce sales                     2,829,642      3,961,668
        Professional and related services                   281,138           --
                                                       ------------    -----------
        Total Cost of revenue                             4,096,085      4,736,992
                                                       ------------    -----------
Gross Profit                                              1,451,878      2,874,166

Operating Expenses:
     (Exclusive of depreciation and amortization and
       stock, option and warrant expense)
     Research and development                             1,228,139        600,957
     Sales and marketing                                  4,630,355      1,849,597
     General and administrative                           5,330,211      4,291,085

     Depreciation and amortization:
      Research and development                               97,606         63,874
      General and administrative                          1,912,789        200,553
                                                       ------------    -----------
                                                          2,010,395        264,427

     Stock, option and warrant expense:
        Sales and marketing                                  78,750           --
        General and administrative                          523,182      1,060,487
                                                       ------------    -----------
                                                            601,932      1,060,487
                                                       ------------    -----------
        Total Operating expenses                         13,801,032      8,066,553

       Net loss from operations                         (12,349,154)    (5,192,387)

     Net interest income                                    639,993        141,257
     Other income (Note 12)                                 415,780        294,204
                                                       ------------    -----------
        Total interest and other income                   1,055,773        435,461
                                                       ------------    -----------
           Net loss                                     (11,293,381)    (4,756,926)

     Other comprehensive income
     (loss) - Translation adjustment                        (21,136)           602
                                                       ------------    -----------
     Comprehensive loss                                $(11,314,517)   $(4,756,324)
                                                       ============    ===========
     Net loss per share:
     Basic                                             $      (0.74)   $     (0.61)
     Diluted                                           $      (0.74)   $     (0.61)
     Weighted average shares used in per share
      calculation, basic and diluted                     15,199,895      7,763,715
                                                       ============    ===========


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                             COMMON STOCK            ADDITIONAL
                                        ---------------------         PAID-IN
                                          SHARES       AMOUNT         CAPITAL
                                        ----------   ---------      -----------
Balances at March 31, 1999              5,378,614     $ 53,786     $ 28,652,544
Common stock issued for:
 Options exercised                        223,856        2,238          246,353
 Services rendered                        114,296        1,144          225,343
Exercise of warrants
 for cash and notes
 receivable                             2,955,664       29,556        6,881,231
Cashless exercise of
 warrants                                 282,278        2,822           (2,822)
Compensation associated
 with stock options and
 warrants granted for
 services                                    --           --            834,000
Conversion of preferred,
 series A to common stock               4,731,080       47,312          (47,312)
Translation adjustment                       --           --               --
Amortization of notes
 receivable, net of
 accrued interest due                        --           --               --
Net loss                                     --           --               --
                                       ----------     --------     ------------
Balances at March 31, 2000             13,685,788      136,858       36,789,337

Common stock issued for:
 Options exercised                        133,788        1,338          187,754
 Services rendered                        128,808        1,288          207,367
Exercise of warrants for
 cash                                     903,282        9,033        1,842,313
Cashless exercise of
 warrants                                  39,204          392             (392)
Conversion of series B
 preferred to common stock                600,000        6,000        3,627,045
Issuance of stock for
 acquisitions                             412,498        4,125        5,153,925
Warrants issued for jointly
 developed technologyGMP                     --           --          6,800,000
Warrants issued for option
 to repurchase technology                    --           --            217,000
Compensation associated with
 stock options and warrants
 granted for services                        --           --            393,277
Amortization of notes
 receivable, net                             --           --               --
Translation adjustment                       --           --               --
Net loss                                     --           --               --
                                       ----------     --------     ------------
Balances at March 31, 2001             15,903,368     $159,034     $ 55,217,626
                                       ==========     ========     ============


See accompanying notes to consolidated financial statements.

                            SEMOTUS SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                               ACCUMULATED
                                 OTHER
                              COMPREHENSIVE     NOTES        ACCUMULATED
                                  LOSS       RECEIVABLE        DEFICIT         TOTAL
                                ---------    -----------    ------------    ------------
Balances at March 31, 1999      $ (82,002)   $(1,261,675)   $(24,934,654)   $  2,427,999
Common stock issued for:
 Options exercised                   --             --              --           248,591
 Services rendered                   --             --              --           226,487
 Exercise of warrants for
  cash and notes
  receivable                         --         (100,000)           --         6,810,787
Cashless exercise of
 warrants                            --             --              --              --
Compensation associated
 with stock options
 and warrants granted
 for services                        --             --              --           834,000
Conversion of preferred,
 series A to common stock            --             --              --              --
Translation adjustment                602           --              --               602
Amortization of note
 receivable net of
 accrued interest due                --           12,928            --            12,928
Net loss                             --             --        (4,756,926)     (4,756,926)
                                ---------    -----------    ------------    ------------
Balances at March 31, 2000        (81,400)    (1,348,747)    (29,691,580)      5,804,468

Common stock issued for:
 Options exercised                   --             --              --           189,092
 Services rendered                   --             --              --           208,655
Exercise of warrants for
 cash                                --             --              --         1,851,346
Cashless exercise of
 warrants                            --             --              --              --
Conversion of Series B
 preferred to common stock           --             --              --         3,633,045
Issuance of stock for
 acquisitions                        --             --              --         5,158,050
Warrants issued for jointly
 developed technology  GMP           --             --              --         6,800,000
Warrants issued for option to
 repurchase technology               --             --              --           217,000
Compensation associated with
 stock options and warrants
 granted for services                --             --              --           393,277
Amortization of notes
 receivable, net                     --          242,135            --           242,135
Translation adjustment            (21,136)          --              --           (21,136)
Net loss                             --             --       (11,293,381)    (11,293,381)
                                ---------    -----------    ------------    ------------
Balances at March 31, 2001      $(102,536)   $(1,106,612)   $(40,984,961)   $ 13,182,551
                                =========    ===========    ============    ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                               March 31,
                                                          2001          2000
                                                      ------------    ------------
Cash flows from operating activities:
  Net loss                                            $(11,293,381)   $ (4,756,926)
  Foreign currency translation adjustment                  (21,136)            602
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                      2,010,395         264,427
      Compensation expense related to stock
       issued for services                                 208,655         226,487
      Compensation expenses relating to options/
       warrants for services                               393,277         834,000
      Amortization of technology advances                 (371,050)       (432,022)
      Amortization of notes receivable                     242,135          12,928
      Non-cash compensation received for services         (151,000)           --

  Changes in assets and liabilities net of acquired
      assets and liabilities due to acquisitions:
      Accounts and other receivables                       130,147       1,081,790
      Inventory                                            223,728         (63,513)
      Prepaid expenses and other assets                     61,433        (175,330)
      Accounts payable                                    (477,165)     (1,106,577)
      Accrued liabilities                                  (85,032)        (26,916)
      Deferred revenue                                     (90,736)       (130,143)
                                                      ------------    ------------
  Net cash used in operating activities                 (9,219,730)     (4,271,193)
                                                      ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment                   (538,436)       (122,295)
  Investments                                                 --          (232,789)
  Cost of acquisitions, net of cash acquired              (132,502)           --
  Other assets                                              94,172         271,007
                                                      ------------    ------------
  Net cash used in investing activities                   (576,766)        (84,077)
                                                      ------------    ------------
Cash flows from financing activities:
 Proceeds from note payable to bank                           --         1,000,000
 Repayments of note payable to bank                        (50,830)     (1,000,000)
 Repayments of capital lease obligations                   (15,624)        (15,201)
 Proceeds from line of credit                                 --           264,049
 Redemption of capital stock                                  --          (441,043)
 Proceeds from issuance of preferred stock                    --         9,315,501
 Proceeds from exercise of options and warrants          2,040,438       7,089,852
 Restricted cash for note payable                         (694,222)           --
                                                      ------------    ------------
 Net cash provided by financing
  activities                                             1,279,762      16,213,158
                                                      ------------    ------------
Net (decrease) increase in cash and cash
   equivalents                                          (8,516,734)     11,857,888
Cash and cash equivalents, beginning of year            16,360,776       4,502,888
                                                      ------------    ------------
Cash and cash equivalents, end of year                $  7,844,042    $ 16,360,776
                                                      ============    ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                          Year Ended March 31,
                                                            2001          2000
                                                         ----------     --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                                 $   19,071     $ 42,400
                                                         ==========     ========

  Cash paid for income taxes                             $   10,557     $    800
                                                         ==========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                       $  208,655     $226,487
                                                         ==========     ========

  Preferred stock converted to common
  stock                                                  $3,633,045     $  2,366
                                                         ==========     ========


  Cashless exercise of warrants                          $      392     $  2,822
                                                         ==========     ========

  Non-cash purchase consideration from
   acquisition of ISS, Inc., Cross
   Communications, Inc. and Simkin, Inc.
   through the issuance of common stock                  $5,158,050     $     --
                                                         ==========     ========

  Consideration in connection with
   40,000 common stock warrants to
   obtain option to repurchase license
   technology                                            $  217,000     $     --
                                                         ==========     ========

  Issuance of 800,000 common stock warrants
   to obtain GMP Intellectual Property                   $6,800,000     $     --
                                                         ==========     ========

  Property and equipment purchased through
   the issuance of capital leases                        $   43,539     $     --
                                                         ==========     ========


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("Semotus " or the "Company"), changed its named from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998 and a 2 for 1 forward split effective April 27, 2000) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia.

Semotus is a wireless infrastructure company providing end-to-end mobile data solutions to enterprises for their employees (productivity tools) and their customers (revenue tools). The Company enables enterprises and consumers to customize, interact with and respond to critical business data utilizing a new generation of wireless devices. Semotus leverages its core patented XpressLink(TM) technology across the high demand vertical markets of finance, medical, e-commerce and field force automation through its modular expansion of this market leading technology, and through acquisitions of established companies providing products and services to which Semotus can contribute value through wireless enhancement.

Semotus' acquisition strategy, pursuant to which the Company acquired four companies in the fiscal year ended March 31, 2001, focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues. See Note 3, "Acquisitions".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, DSC Datalink Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., ISS, Inc. (dba Wares on the Web), and FiveStar Advantage, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other subsidiaries generate revenues from the sales of products and services.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. The Company places substantially all of its cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.

CONCENTRATIONS OF RISK:

Financial instruments which potentially subject the Company to concentrations of risk consist principally of trade and other receivables.

In the ordinary course of business trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

INVENTORY:

Inventory is state at the lower of cost (using the weighted-average method) or market and consists only of finished goods.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

The carrying value of property and equipment is assessed annually or when factors indicating an impairment are present. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at fair value.

LONG-TERM ASSETS

Long-term assets, such as intellectual property rights and goodwill are amortized on a straight-line basis over the economic life of the assets. The expected useful life of those assets is currently five years.

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

REVENUE RECOGNITION:

The Company recognizes revenues in each of its lines of business based upon contract terms and completion of the sales process.

B2B/B2C, w-ASP and premise-based services: revenue is generated from wireless services provided to enterprises and consumers. The revenue is from recurring monthly charges based on utilization fees, transaction fees, and maintenance and service charges. In the B2C business, the Company also receives a small revenue stream from pager rentals. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the premise-based business, wireless software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain.

Enterprise and commerce sales: revenue is generated from online sales, advertising, sponsorships and hosting fees and other services. Revenue is recognized upon a completed sale and shipment of a product and for advertising and sponsorships, revenue is recognized when payment is received. Hosting fees and other services, such as licensing, are recognized ratably over the service period.

Professional and related services: revenue is generated from software engineering and from training and consultation. Revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract.

COST OF REVENUE:

The cost of revenue for the B2B/B2C, w-ASP and premise-based line of business principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

The cost of revenue for the enterprise and commerce sales line of business includes the purchase cost of the products, advertising, costs of servicing and hosting and shipping. Any engineering costs directly related to the products offered are also included as a cost of revenue.

The cost of revenue for professional and related services is primarily personnel costs for engineering, training and consulting.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2001, there were capitalized research and development expenses of $313,417 relating to the development of Wares on the Web's B2Bware and B2Cware. At March 31, 2000 there was no capitalized software development expenditures since the period between technological feasibility and availability had coincided and products under development had not yet achieved technological feasibility.

ADVERTISING EXPENDITURES:

Advertising expenditures including production costs of certain marketing materials, of $960,480 and $1,571,964 in 2001 and 2000 respectively, were charged to operations as incurred.

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

Outstanding common shares and per share amounts have been adjusted for a 2 for 1 stock split, which was effective April 27, 2000.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

PURCHASE ACQUISITIONS:

Acquisitions which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Goodwill is amortized over the economic life of the asset. The expected useful life is currently five years.

POOLING RESTATEMENT:

On December 28, 2000, Semotus acquired all of the issued and outstanding stock of FiveStar Advantage, Inc. which was accounted for using the pooling of interest method. Consequently, the financial statements for the year ended March 31, 2000 are restated for the inclusion of the operations of FiveStar. (See footnote 3, "Acquisitions" for the separate financial information of FiveStar for the year ended March 31, 2000).

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position for fiscal year ended March 31, 2001.

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

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in December 2000, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the fiscal years ended March 31, 2001 and 2000, the effect was immaterial.

3.  ACQUISITIONS

All acquisitions accounted for under the purchase method of accounting have their results of operations included in the financial statements as of the date of acquisition. Goodwill is amortized on a straight line basis over the economic life of the asset. The current estimated life is five years. (See footnote 1 "Formation and Business of the Company" and footnote 2, "Summary of Significant Accounting Policies; Purchase Acquisitions").

Cross Communications, Inc.

In July 2000, the Company acquired all of the assets and assumed selected liabilities of Cross Communications, Inc. ("Cross") for $100,000 in cash and 62,500 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $2.0 million. Goodwill was also approximately $2.0 million, since Cross had a deminimus number of assets. The sole shareholder of Cross has a right to contingent purchase consideration based upon operating performance for which an additional 187,500 shares of Semotus common stock may be issued over the next three years should revenue targets be met. Further, up to a maximum of 250,000 shares may be issued if by the end of the third year, the Semotus common stock price has not reached $20 per share.

Cross, established in 1995, is a wireless communications company that provides a premise-based messaging platform under the brand name "HipLink"(TM). The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer.

Simkin, Inc.

In September 2000, the Company acquired all of the issued and outstanding capital stock of Simkin, Inc. ("Simkin") for $160,000 in cash and 100,000 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $1.6 million. Goodwill was approximately $1.6 million. The sole shareholder of Simkin has a right to contingent purchase consideration based upon operating performance for which an additional 212,500 shares of Semotus common stock may be issued over the next three years should revenue targets be met.

Simkin, established in 1982, is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer assisted pharmaceutical training programs. Simkin's core software is a proprietary drug dosing product which also provides the foundation for a prototype wireless solution which allows healthcare professionals to improve a patient's drug therapy.

ISS, Inc. dba WaresOnTheWeb.com

In November 2000, the Company acquired all of the issued and outstanding capital stock of ISS, Inc. dba WaresOnTheWeb.com ("Wares") for 250,000 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $1.7 million. Goodwill was approximately $1.6 million. The shareholders of Wares have a right to contingent purchase consideration based upon operating performance for which an additional 2,250,000 shares of Semotus common stock may be issued over the next three years should revenue targets be met. The contingent consideration requires a substantial growth in revenues.

Wares is an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers. Wares solutions enable customers to rapidly create highly functional commerce based internet/intranet and/or extranet solutions that integrate seamlessly with legacy and ERP systems.

Pro forma results

The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions of Cross, Simkin and Wares had been completed as of April 1, 1999:

                                                   Fiscal Year Ended
                                           March 31, 2001         March 31, 2000
                                           --------------         --------------
Revenue:                                       $  6,646,969        $ 10,071,244
Net Loss:                                      $(12,343,287)       $ (6,520,746)
Net Loss per share- basic and
  diluted                                      $      (0.80)       $      (0.80)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of April 1, 1999, nor is it a projection of the Company's results of operations for any future period.

Five Star Advantage, Inc. and Tech-ni-comm, Inc.

In December 2000, the Company acquired all of the issued and outstanding stock of Five Star Advantage, Inc. and Tech-ni-comm, Inc (together, "Five Star"). Both companies were controlled by a common 100% owner and were performing a common business. Semotus issued 550,000 shares to the owner and accounted for the transaction using the pooling of interest method.

Five Star is an e-marketing and e-fulfillment company that provides a start to finish turnkey operation for online sales, marketing, logistics, fulfillment and customer service for its clients.

Revenue, net loss, and net loss per share of the combining companies, after giving retroactive effect to the pooling of interest transaction, are as follows:

                                          Six Months Ended
                                         September 30, 2000  Fiscal Year Ended
Description                                 (unaudited)       March 31, 2000
-------------------------                ------------------  -----------------
Revenue:
Semotus, as previously reported              $ 1,057,813        $ 1,459,920
Five Star                                    $ 1,906,545        $ 6,151,238
                                             -----------        -----------
Semotus, as restated                         $ 2,964,358        $ 7,611,158

Net Loss:
Semotus, as previously reported              $(4,149,296)       $(4,246,949)
Five Star                                    $  (172,886)       $  (509,977)
                                             -----------        -----------
Semotus, as restated                         $(4,322,182)       $(4,756,926)

Net loss per share:
As previously reported*
   Basic and Diluted                         $     (0.29)       $     (0.59)
As restated
   Basic and Diluted                         $     (0.29)       $     (0.61)

*Per share loss is adjusted for the two for one stock split that occurred on April 27, 2000.

4.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                          MARCH 31,
                                                     2001         2000
                                                  -----------  ----------
       Furniture and fixtures                     $ 349,058    $  193,845
       Computers, and other office equipment      1,176,246       871,375
       Capitalized equipment leases                 125,179        81,640
       Leasehold Improvements                       102,001        14,940
       Purchased software                           278,525       177,019
                                                 -----------   ----------
                                                  2,031,009     1,338,819
       Less accumulated depreciation
        And amortization                         (1,053,331)     (704,412)
                                                 -----------   ----------
                                                 $  977,678    $  634,407
                                                 ===========   ==========

5.  GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the fiscal year ended March 31, 2001, amortization amounted to $1,020,000.

6.  ADVANCES ON TECHNOLOGY SALES:

During fiscal year 1997, the Company entered into two separate transactions involving the sale of rights to its technologies underlying two products, QuoteXpress and MailXpress. The transactions occurred with two separate Canadian companies and were nearly identical in nature in that they involved the receipt of cash and notes receivable from the buyers, with the notes receivable being collateralized by the intellectual properties being sold. Concurrent with the sales, Semotus and the buyers entered into "Management and Marketing Agreements" with the buyers giving the Company exclusive worldwide rights to use, modify and sub license the source code for the technologies and providing for fees to be paid to the buyers under certain conditions. Any payments between parties are contingent upon each other, and are structured in such a way to minimize the possibility that either party will ever make payments to the other. At this time, no money has been paid to the buyers and based upon current projections, it is anticipated that no moneys will be paid under the remainder of the terms.

The cash payments received up front, amounting to $2,190,000 and $2,900,000 respectively, have been accounted for under the provisions of the "Emerging Issues Task Force 88-18: Sales of Future Revenues" (EITF 88-18) and as such, were deferred and are reflected under the balance sheet caption "Advances on technology sales", and are being amortized to income using the interest method over the terms of the agreements. The notes receivable due to the Company resulting from the sales have not been recorded, as it is expected that any fees or revenue share that otherwise might accrue to the buyers of the technologies as a result of the management and marketing agreements would not be sufficient to service the note receivable principle and interest payments due Semotus. If the notes receivable due to the Company are not repaid, as presently projected, the ownership of the intellectual properties will revert back to the Company at the end of the agreements. On June 14, 2000, the Company entered into an agreement with the buyers for an option to repurchase the QuoteXpress product for $4 million. As consideration, Semotus extended the term of existing warrants issued to the buyers for another two years, until June 2002 and issued 10,000 new options with an exercise price of $11.50 which expire in June 2002. The Company recorded the value of these warrants as a reduction of the technology advances.

Interest income on the notes has been recognized to the extent of the amounts due to buyers under the "Owners fee" provisions of the sales agreements, with both the interest income and the "Owners fee" reflected in other income, along with the amortization of the technology advances.

7.  NOTE PAYABLE

Semotus entered into a one-year note payable with its primary banking institution in March 2001. The note replaces three notes payable at Simkin, Wares and FiveStar. The transaction occurred as part of the acquisition agreements to remove the Presidents of those subsidiaries from personal guaranties. There is not any net additional debt incurred. The note payable has an interest rate of 7.2%, payable monthly, with the principal due and payable at maturity in March 2002. The note is secured by cash in the form of a certificate of deposit in the amount of $694,222. The certificate of deposit mirrors the note payable in term and carries an interest rate of 5.2%.

8.  CAPITAL LEASE:

Effective October 1997, the Company entered into a leasing agreement for certain equipment used in the operation of the Company. The lease has been classified as a capital lease, and is for a five year term, with payments due monthly with interest at 10.45% per annum. Payments, in the initial three years of the lease are approximately $2,000 per month. During the last two years of the lease the payments are reduced to approximately $1,300 per month. The lease is collateralized by the underlying equipment included in property and equipment with an original capitalized value of $81,640. Accumulated depreciation on capitalized lease assets was $55,787 and $35,377 at March 31, 2001 and 2000 respectively.

Semotus through its Cross Communications and Wares subsidiaries, signed three new capital leases for equipment in fiscal year 2001. Two of the assets will be amortized over approximately three years and the principal of the leases totals $32,043. The other asset is amortized over five years and the lease principal totals $11,496. For the fiscal year ended March 31, 2001, the amortization is immaterial since these leases were signed in February and March of 2001. The Company assumed computer leases amounting to $21,357, as part of its acquisition of Wares. These leases are being amortized over two years.

The combined principal and interest portions being recognized under the capital lease for the next five years are as follows:

                      Year ended March 31,

                                 2002    $41,074
                                 2003     41,074
                                 2004     10,203
                                 2005     17,141
                                 2006      3,006
                                         -------
                                         112,498
               Less imputed interest     (10,829)
                                        --------
               Total                    $101,669
                                        ========

9.  CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 5,000,000 shares of preferred stock. 2,740,000 has been designated as Series A preferred stock, of which, no shares are outstanding, and 769,231 has been designated as Series B preferred stock, of which 429,231 shares are outstanding.

As of February 14, 2000, Semotus consummated a private placement to two investment funds of (i) 769,231 shares of Series B Convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H.C. Wainwright & Co., Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. For further information on the warrants, see footnote 10,

"Common Shareholders' Equity". The Company received $9,315,501 in cash, net of expenses and commissions of $684,499.

On April 26, 2000, 300,000 shares of Series B convertible preferred stock were converted into 600,000 shares of common stock. As of March 31, 2001, 469,231 shares of Series B convertible preferred remain outstanding.

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

CHANGE IN OWNERSHIP: In the event of a sale, conveyance, lease, transfer or disposition of all or substantially all of the assets of the Company, or the consummation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation or merger of the Company with or into any other company or companies, the holders of record of the shares of the Series B preferred stock shall have the right to convert the shares of Series B Preferred for shares of stock and other securities, cash and property following such Event, and the Holders shall be entitled upon such Event to receive such amount of shares of stock and other securities, cash or property as the shares of the Common Stock of the Company into which the shares of Series B Preferred could have been converted immediately prior to such Event would have been entitled; or such an event may be deemed to be a Liquidation of the Company entitling such Holder to receive the Liquidation Value with respect to such Holder's shares of Series B Preferred.

CONVERSION: Each share of preferred stock, at the option of the holder, is convertible into two fully paid and non-assessable shares of common stock.

REDEMPTION: The Series B preferred stock is not redeemable, unless there is a change in ownership, see, "Change in Ownership" in this footnote.

VOTING RIGHTS: The holders of Series B preferred stock are not entitled to voting rights.

10. COMMON SHAREHOLDERS' EQUITY:

Under the Company's Articles of Incorporation, as amended in June 1999, Semotus is authorized to issue 50,000,000 shares of common stock, of which 15,903,368 was issued and outstanding as of March 31, 2001.

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

On October 9, 2000, the Board of Directors approved a buy back program, whereby up to one million shares of the Company's outstanding stock may be bought in the open market over the next year. As of March 31, 2001, the Company had not bought back any shares of its common stock.

On March 2, 2000, the remaining $2.50 common stock purchase warrants issued in conjunction with the Series A Preferred Shares were provided a notice of redemption. Of the 1,059,946 warrants outstanding on March 2, 2000, 894,600 had been exercised by March 31, 2000, and the remaining 165,346 were exercised by April 3, 2000.

On August 15, 2000, 54,342 H.C. Wainwright warrants were cashless exercised and 33,865 shares of common stock were issued. As of March 31, 2001, 99,504 H.C. Wainwright warrants to purchase up to 99,504 shares of common stock remain outstanding.

1996 STOCK PURCHASE PLAN:

In September 1996, the Company adopted the 1996 Nonqualified Stock Purchase Plan (the Nonqualified Plan). The Company had reserved 100,000 shares of its $.01 par value common stock for issuance to eligible persons under this plan. As of July 5, 2000, no shares had been granted under this plan. The Company terminated this plan on July 5, 2000.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Company is currently authorized to issue up to 3,500,000 shares of common stock under the Plan, and intends to seek Shareholder approval to issue additional shares. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for incentive stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2001, no stock appreciation rights have been granted under the Plan.

Effective December 27, 2000 the Board of Directors of the Company approved the cancellation and regranting of some of the options with exercise prices ranging from $4.00 to $28.77 per share held by most of the employees (including executive officers) of the Company. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of its employees. Employees were offered the opportunity to cancel their existing option grants, and receive a new option grant issued as of December 27, 2000 with an exercise price of $2.00 per share (the current fair market value of the Company's common stock as of the regrant date) and having a standard four year vesting schedule. As a result, the Company cancelled a total of 537,000 stock options and granted the same number of new stock options dated as of December 27, 2000 at the aforementioned $2.00 exercise price per share. This is deemed to be a repricing under FIN 44 and will result in variable plan accounting.

Activity for stock options under the 1996 Stock Option Incentive Plan through March 31, 2001 is as follows:

                                                                  WEIGHTED
                      SHARES        NUMBER                         AVERAGE
                     AVAILABLE        OF          PRICE PER       EXERCISE
                     FOR GRANT      OPTIONS        SHARE           PRICE
                    -----------    ---------    -------------     --------
Balances,
 March 31, 1999            392      951,060     $ 0.38-$10.00     $ 1.61
Authorized                  -          -             -               -
Granted             (1,634,756)   1,634,756     $ 1.25-$20.00       4.66
Canceled               765,230     (765,230)    $ 0.38-$15.31       2.00
Exercised                   -      (223,856)    $ 0.50-$ 2.35       1.11
                    -----------   ----------    -------------     -------
Balances,
 March 31, 2000       (869,134)   1,596,730     $ 0.50-$20.00     $ 4.61
Authorized           2,500,000         -             -               -
Granted             (3,509,000)   3,509,000     $ 0.50-$28.77     $ 5.76
Canceled             1,947,733   (1,947,733)    $ 0.50-$28.77     $ 9.22
Exercised                  -       (133,788)    $ 0.50-$ 2.53     $ 1.33
                    ===========   ==========    =============     =======
Balances,
 March 31, 2001         69,599    3,024,209      $ 0.56-$20.00    $ 3.08

On August 14, 2000 the Company's shareholders approved additional grants subsequent to the March 31, 2000 year-end; the exercise prices of these grants were above the stock price on the date of shareholder approval.

The Company plans to request shareholder approval for an increase in the number of shares of Common Stock issuable upon the exercise of options at its next meeting of shareholders to be held during the second quarter of FY 2002. No formal grant dates exist currently.

The weighted average fair value of those options granted during the years ended March 31, 2001 and 2000 was $1.98 and $3.18, respectively. Options to purchase 568,570 and 287,796 shares were exercisable with a weighted average exercise price of $3.06 and $2.25 at March 31, 2001 and March 31, 2000 respectively.

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                           2001             2000
          Net loss available to         -----------     -------------
          common shareholders
            As reported                 $(11,293,381)   $(4,756,926)
            Pro forma                    (11,815,677)    (5,375,583)
          Net loss per share
            As reported, basic
              and diluted                      (0.74)         (0.61)
            Pro forma net loss,
             basic and diluted                 (0.78)         (0.69)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 2001 and 2000:

                                             2001          2000
                                         -----------    ----------
         Expected dividend                 $ --            $ --
         Expected life of option           4 years       1-4 years
         Risk-free interest rate          5.0%-6.5%     4.61%-5.75%
         Expected volatility              70%-295%        244.3%

The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The following table summarizes the stock options outstanding at March 31, 2001:

             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------  -------------   ---------  ------------  --------
MARCH 31, 2001

$ 1.16-$ 2.88   1,947,346         9.1        $ 2.02       277,749     $ 1.70
$ 2.88-$ 5.75     871,873         8.4          4.22       244,823       3.72
$ 5.75-$ 8.63     166,366         7.4          7.70        39,666       7.06
$ 8.63-$20.00      38,624         6.6         12.53         6,332       8.60
                ---------         ---        ------       -------     ------
                3,024,209         8.8        $ 3.08       568,570     $ 3.06
                =========         ===        ======       =======     ======

11.  REVENUE

The Company derives revenue from its customers as discussed in footnote 2, "Summary of Significant Accounting Policies: Revenue Recognition". From Semotus' enterprise and commerce segment revenues, one customer accounted for approximately 28% of the Company's revenues for the fiscal year ended March 31, 2001. For Semotus's enterprise and commerce segment subsidiary revenues in the fiscal year ended March 31, 2000, two customers accounted for approximately 30% and 25% of the Company's revenues. Since then, both customers' contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added. Neither customer provides significant accounts receivable at March 31, 2001.

12.  STOCK, OPTION AND WARRANT EXPENSE

The stock, option and warrant expense is a non-cash expense related to the issuance of equity and equity-related securities for services performed for the company by outside third party contractors. The accounting for the expense is in accordance with SFAS 123, "Accounting for Stock-Based Compensation".

Stock issued for services and as payment for liabilities is priced using the closing price of the Company's stock on the date the shares are issued. The expense is recognized over the term of the agreement or when the services have been performed.

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to five years. Interest rates used are the appropriate Treasury rates ranging from 5.0% to 6.5%. The expected volatility ranged from 70% to 295%. The expense has been recognized over the term of the agreement or when the services have been performed.

13.  OTHER INCOME:

Other income (expense) consists of the following items:

                                             YEAR ENDED
              DESCRIPTION                 2001           2000
              ---------------------   ------------   -----------
              Owners fee sales        $(1,569,000)   $(1,570,000)
              of technology

              Interest on note from     1,569,000      1,570,000
              sales of technology

              Amortization of             371,052        432,021
              technology advances

              Other Interest income       132,792        129,290

              Miscellaneous               (88,064)      (267,107)
                                      -----------    -----------
              Total other income      $   415,780    $   294,204
                                      ===========    ===========

14.  INCOME TAXES:

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
       --------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
       -----------     ----------        -----------    ----------
       $ 2,729,703        2012           $ 1,364,852        2002
         3,219,423        2013             1,316,239        2003
         4,427,050        2019             1,640,034        2004
         4,125,345        2020             1,751,196        2005
         9,707,450        2021             4,853,725        2011
       -----------                       -----------
       $24,208,971                       $10,926,046
       ===========                       ===========

At March 31, 2001, the Company has approximately $762,700 ($1,121,600 in Canadian) net operating loss carryforwards that expire from 2002 through 2005.

For federal and state tax purposes, at March 31, 2001 and 2000, the Company had net deferred tax assets of approximately $9,592,500 and $6,000,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to the Company's net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

15.  EARNINGS PER SHARE (EPS) DISCLOSURES:

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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                            MARCH 31,
                                                      2001             2000
                                                  ------------      -----------
Basic EPS:
     Net loss                                     $(11,293,381)     $(4,756,926)
                                                  ============      ===========
  Average common shares outstanding                 15,199,895        7,763,715
                                                  ------------      -----------
Basic EPS                                         $      (0.74)     $     (0.61)
                                                  ============      ===========
Diluted EPS:
     Net loss                                     $(11,293,381)     $(4,756,926)
                                                  ============      ===========
  Average common shares outstanding                 15,199,895        7,763,715
  Convertible preferred                                     --               --
  Warrants                                                  --               --
  Stock options                                             --               --
                                                  ------------      -----------
  Total shares                                      15,199,895        7,763,715
                                                  ------------      -----------
Diluted EPS                                       $      (0.74)     $     (0.61)
                                                  ============      ===========

In 2001 and 2000, 7,053,854 potential shares and 6,467,088 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

16.  OPERATING LEASES:

The Company leases space for its operations in San Jose and Valencia, California; Vancouver, British Columbia; Downer's Grove, Illinois; Gainesville, Florida, and Woodbury, N.J. The leases expire starting in March 2002 through October 2005. The terms and conditions of the leases are normal and customary. Rental expense for these leases totaled approximately $613,456 in 2001 and $279,909 in 2000. In fiscal 2000, the Company leased office space only in San Jose, California and Vancouver, British Columbia.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                               2002          $  867,651
                               2003             508,181
                               2004             224,554
                               2005             136,742
                               2006              79,766
                                             ----------
                                             $1,816,894
                                             ==========

17. RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, the Company entered into a three year employment agreement with the Company's Chief Executive Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one year terms unless notice is provided by either party.

In conjunction with the private placement dated November 5, 1997 the Chief Executive Officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 280,000 shares of preferred stock with detachable warrants to purchase 280,000 shares of the Company's common stock at $2.50 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 7%.

On January 15, 2000, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,050,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 2004, and there are no uncured defaults by him under his Employment Agreement on May 1, 2004. The note, together with interest accrued thereon has been presented as contra-equity in the balance sheet. The note plus interest is being amortized over the period of the contract of employment. Consequently, in the year ended March 31, 2001 expense of $375,551 has been recorded as employment compensation.

On February 29, 2000, the Company entered into a secured recourse promissory note with the Chief Executive Officer, in the amount of $100,000 to cover the cost of the Chief Executive Officer's exercise of 40,000 warrants, that would otherwise be redeemed by the corporation on April 3, 2000, pursuant to the Company's automatic redemption rights against all holders of the Company's $2.50 warrants.

In 2001, the Company entered into 3 employment agreements with Stephen J. Casey, Steve McAllister and John Hibben, providing, among other things, an annual salary of $150,000 each, as well as annual bonuses from $37,500 to $75,000, contingent upon the respective subsidiary companies reaching certain revenue targets.

18.  COMMITMENTS AND CONTINGENCIES:

The Company has a note payable outstanding as of March 31, 2001. See footnote 7, "Note Payable".

The Company also had a letter of credit agreement with Union Bank of California as a condition of its pager rental agreement. Under the terms of the agreement, the letter of credit is in the amount of $200,000. Borrowings under the letter of credit bear interest at prime plus 2% and required a compensating balance to be on deposit at the bank of $200,000. Semotus acquired all of its pagers in December 1999 and terminated the agreement also in that month. The Company had the letter of credit released October, 2000 and has received the $200,000 into its accounts. There were no amounts outstanding under this arrangement as of March 31, 2000.

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

19.  EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 2001 or 2000.

20.  SEGMENT INFORMATION

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has restated the fiscal year ended March 31, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into three segments: B2B/B2C, w-ASP and premise-based services which is largely the Company's wireless business, enterprise and commerce sales and professional and related services. The first segment has been further divided to differentiate the legacy B2C business from the B2B, w-ASP and premise-based wireless business.

Semotus' B2B/B2C, w-ASP and premise-based services segment is its wireless line of business, which focuses in three areas: business to business ("B2B") application service provider ("ASP") solutions, B2B premise-based solutions, and B2C solutions. The Company creates wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP-based where Semotus hosts and manages the information on its servers and
(ii) premise based where Semotus installs and engineers the software and information on the customer's servers.

Semotus' enterprise and commerce line of business provides online transactional information and sales of products and services. This line of business also serves as the platform for the Company's m-commerce initiatives. The online services include website development and maintenance, sales, marketing, customer retention programs and services, logistics, distribution, and tracking and reporting.

Semotus uses the enterprise and commerce business to add-on wireless products such as alerts to wireless devices, comparative data information and real time messaging.

Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. This line of business provides the software tools and management to install and efficiently run online and wireless operations. The professional and related services business provides Semotus with access to customers who have wireless requirements that can be met with Semotus' wireless solutions.

As Semotus continues to acquire companies, the nature and structure of the business segments may change. With the acquisition of Application Design Associates, Inc. the segment information for the fiscal year ending March 31, 2002 may change from the current fiscal year.

                                   B2B/B2C, w-ASP
                                   and premise-
                                   based services                          Professional
                                   ---------------         Enterprise and   and related   Corporate
                                 B2B            B2C        commerce sales    services     and other      Total
                              -----------  ------------    --------------  -------------  ---------    -----------
Year Ended March 31, 2000

Revenues                             --    $  1,459,920    $ 6,151,238            --             --    $  7,611,158
Gross Profit                         --         684,596      2,189,570            --             --    $  2,874,166
Operating loss*                      --        (923,460)      (189,531)           --     (4,079,396)   $ (5,192,387)
Depreciation and
 Amortization                        --        (244,077)       (20,350)           --             --    $   (264,427)
Capital Expenditures                 --          96,723          1,135            --         24,437    $    122,295
Total Assets                         --      16,597,406      1,893,074            --             --    $ 18,490,480

Year Ended March 31, 2001

Revenues                        895,364         836,584      3,193,433       622,582             --    $  5,547,963
Gross Profit                    443,730         302,913        363,791       341,444             --    $  1,451,878
Operating loss*                (579,665)       (533,626)      (974,759)     (171,367)   (10,089,737)   $(12,349,154)
Depreciation and
 Amortization                  (223,149)             --        (37,535)      (77,812)    (1,671,899)   $ (2,010,395)
Capital Expenditures            223,231              --         22,490        11,747        280,968    $    538,436
Total Assets                 13,127,832              --      1,302,984     2,578,399      4,760,746    $ 21,769,961

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

21.  WIZSHOP.COM

The WizShop relationship started in June 2000 with the negotiation and execution of an agreement for Semotus to build and host an m-commerce wireless platform for WizShop's proprietary online shopping mall. The wireless platform's functionality included wireless alerts, comparison pricing and transaction purchases. The contract was valued at $1 million. In November 2000, as the web-based, online business market weakened, WizShop discontinued the online shopping mall project and refocused its efforts on its core business; building and private labeling online shopping malls for large portals.

Semotus recognized $350,000 of revenues for the engineering work performed in the quarter ended September 30, 2000. The Company also recognized $200,000 in cost of goods sold, and $150,000 in gross profit. Semotus was compensated as follows: (i) 1% of WizShop's equity in the form of common stock, valued at $150,000 and (ii) engineering services, including a shopping website for Semotus' B2C wireless products, which is linked to Semotus' website and to WizShop's large portal customer's shopping websites, valued at the standard engineering costs for WizShop portal customers. Semotus will not recognize the balance of the contract since the project has been discontinued. Semotus maintains the rights to the wireless applications developed for WizShop.

In February 2001, with the continued decline in online shopping and the decline in the economy, the board of directors of WizShop decided to sell the company. In late February, WizShop contacted Semotus, among others, to inquire about acquiring WizShop. A definitive purchase agreement was signed March 13, 2001 and the transaction was approved by WizShop shareholders on April 6, 2001. In future reporting WizShop will be consolidated into the enterprise and commerce segment with Wares and Five Star. See footnote 22, "Subsequent Events".

22.  SUBSEQUENT EVENTS

On March 23, 2001, Semotus and WizShop.com, Inc. signed a definitive Merger Agreement. On April 6, 2001 WizShop's shareholders approved the merger transaction. On May 7, Semotus acquired all the outstanding stock of WizShop and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The purchase price is approximately $3.4 million. Semotus issued 700,000 shares of common stock and may issue up to another 750,000 shares over the next two years if certain revenue targets are met. Semotus has also agreed to issue additional shares if Semotus' common stock does not trade at or above $10.00 per share by the end of each year after such shares are issued. The maximum number of additional shares that can be issued is twice the initial shares and earn out shares that have not been sold by the original WizShop stockholders. The first of the measurement dates is August 2002. At that time, if the Company's common stock has not closed at $10.00 per share or above, additional shares will be issued to the original WizShop stockholders still holding the Semotus common stock.

WizShop builds and maintains outsourced e-commerce environments for Internet portal companies. WizShop is in the outsourced e-commerce market through WizShop-powered, co-branded shopping sites. WizShop also creates successful online sales and merchandising programs for its clients through the company's sales and marketing initiatives. During the year ended March 31, 2001, the Company had revenues of $350,000 from WizShop and had recorded an investment in WizShop of $151,000.

On April 30, 2001, Semotus and Application Design Associates, Inc. ("ADA") signed a Merger Agreement. On May 15, 2001 Semotus acquired all the outstanding stock of ADA and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The purchase price is approximately $1.1 million. Semotus issued 250,000 shares of the Company's common stock and may issue up to another 750,000 shares of common stock over the next three years if certain revenue targets are met. Semotus has also agreed to issue additional shares if Semotus' common stock does not trade at or above $5.00 per share by the end of each year after such shares are issued. The maximum number of shares that could be issued would be twice the initial shares and earn out shares, or 2 million shares.

ADA creates proprietary software that is a complete solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing while interfacing to existing corporate business functions and existing ERP solutions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 25, 2001                Semotus Solutions, Inc.


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

        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/S/ ANTHONY N. LAPINE
------------------------       Chief Executive Officer       June 25, 2001
Anthony N. LaPine              and Chairman of the Board


/S/ CHARLES K. DARGAN II
------------------------       Chief Financial Officer,      June 25, 2001
Charles K. Dargan II           Treasurer and Director


/S/ FREDERICK M. HOAR
------------------------       Director                      June 25, 2001
Frederick M. Hoar


/S/ JASON PAVONA
------------------------       Director                     June 25, 2001
Jason Pavona