Form 10-Q
period 2001-06-30
SEMOTUS SOLUTIONS INC
filed 2001-08-15
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                         Commission file number: 1-15569


                             SEMOTUS SOLUTIONS, INC.
                          (Formerly DATALINK.NET, INC.)
                       (Exact name of small business issuer in its charter)


          Nevada                                       36-3574355
(State or other jurisdiction of             (IRS Employer Identification
Incorporation or Organization)                        Number)


              1735 Technology Drive, Suite 790, San Jose, CA 95110 (Address of Principal Executive Offices including zip code)


                                 (408) 367-1700
                           (Issuer's telephone number)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]   No [   ]

There were 16,948,917 shares of the Registrant's common stock outstanding as of August 9, 2001.

                             SEMOTUS SOLUTIONS, INC.

                               TABLE OF CONTENTS

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Consolidated Balance Sheets as of June 30,
         2001 and March 31, 2001                                     3

     b.  Consolidated Statements of Operations and
         Comprehensive Loss for the three-month periods
         ended June 30, 2001 and 2000                                4

     c.  Consolidated Statements of Cash Flows for the
         three months ended June 30, 2001 and 2000                   5

     d.  Notes to the Consolidated Financial Statements              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                 24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          25
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   25
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         25
ITEM 5.  OTHER INFORMATION                                           25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            25

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMNTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30
          ASSETS                                                                             2001                   March 31
                                                                                          (unaudited)                 2001
CURRENT ASSETS:                                                                           ------------            ------------
       Cash and cash equivalents                                                          $  6,865,573            $  7,844,042
       Restricted cash                                                                         693,286                 694,222
       Trade receivables (net of allowance for
         doubtful accounts of $41,834 at June 30,
         2001 and $62,887 at March 31, 2001)                                                   744,185                 462,368
       Income and GST tax receivable                                                           102,054                 127,266
       Other receivables                                                                        66,894                 115,716
       Inventory (net of reserve of $188,500 at
        June30, and March 31, 2001) (Note 2)                                                   383,648                 387,547
       Capitalized in-progress contract costs                                                  170,863                    --
       Prepaid expenses                                                                        230,364                 155,959
                                                                                          ------------            ------------
         Total current assets                                                                9,256,867               9,787,120

     Property and equipment, net                                                             1,105,797                 977,678
     Investments                                                                                  --                   151,000
     Capitalized contract                                                                    1,000,000                    --
     GMP intellectual property, net (Note 4)                                                 5,440,000               5,780,000
     Goodwill, net (Note 3)                                                                  7,979,493               4,760,746
     Other assets                                                                              264,832                 313,417
                                                                                          ------------            ------------
         Total assets                                                                     $ 25,046,989            $ 21,769,961
                                                                                          ============            ============
               LIABILITIES
     Current liabilities:
       Accounts payable                                                                   $    841,477            $    626,830
       Accrued expenses and other current liabilities                                          189,743                 228,340
       Notes payable (Note 5)                                                                  696,012                 694,222
       Current portion of capital lease obligation                                              68,809                  38,222
       Current portion of advances on technology sales                                         301,149                 307,390
       Current portion of Deferred revenue                                                   1,615,911                 111,333
                                                                                          ------------            ------------
         Total current liabilities                                                           3,713,101               2,006,337
     Capital lease obligation, net of current portion                                           49,593                  63,447
     Advances on technology sales, net of current
      portion                                                                                  761,607                 835,170
     Deferred revenue, net of current portion                                                  673,275                    --
                                                                                          ------------            ------------
         Total liabilities                                                                   5,197,576               2,904,954
                                                                                          ------------            ------------
     Commitments and contingencies (Note 9)

            PREFERRED SHAREHOLDERS' EQUITY:
     Convertible preferred stock, Series B: $0.001 par
      value; $13.00 liquidation value; authorized:
      5,000,000 shares; issued and outstanding: 469,231
      at June 30, 2001 and March 31, 2001                                                          469                     469
     Additional paid-in capital                                                              5,681,987               5,681,987
                                                                                          ------------            ------------
     Total preferred shareholders' equity                                                    5,682,456               5,682,456
                                                                                          ------------            ------------
         COMMON SHAREHOLDERS' EQUITY:
     Common stock: $0.01 par value; authorized:
      50,000,000 shares; issued and outstanding:
      16,948,917 at June 30, 2001 and 15,903,368
      at March 31, 2001                                                                        169,489                 159,034
     Additional paid-in capital                                                             60,058,754              55,217,626
     Accumulated other comprehensive loss                                                     (116,654)               (102,536)
     Notes receivable - related parties                                                     (1,029,853)             (1,106,612)
     Accumulated deficit                                                                   (44,914,779)            (40,984,961)
                                                                                          ------------            ------------
         Total common shareholders' equity                                                  14,166,957              13,182,551
                                                                                          ------------            ------------
         Total liabilities, preferred and common
           shareholders' equity                                                           $ 25,046,989            $ 21,769,961
                                                                                          ============            ============

See accompanying notes to consolidated financial statements.

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                                                                  Three Months Ended
                                                                                                       June 30,
                                                                                              2001                   2000
                                                                                          ------------            ------------
          Revenues:
              Wireless services                                                           $    317,976            $    281,221
              Enterprise and commerce sales                                                    491,370                 936,052
              Professional and related services                                                295,862                    --
              Logistic systems sales                                                           489,077                    --
                                                                                          ------------            ------------
              Total revenue                                                                  1,594,285               1,217,273

          Cost of revenue:
              Wireless services                                                                208,309                 186,997
              Enterprise and commerce sales                                                    362,280                 666,242
              Professional and related services                                                153,063                    --
              Logistic systems sales                                                           278,736                    --
                                                                                          ------------            ------------
              Total cost of revenue                                                          1,002,388                 853,239
                                                                                          ------------            ------------
     Gross Profit                                                                              591,897                 364,034

     Operating Expenses:
          (Exclusive of depreciation and amortization and
            stock, option and warrant expense)
          Research and development                                                             524,301                 304,802
          Sales and marketing                                                                  800,640               1,071,972
          General and administrative                                                         1,557,205               1,075,032
          Net impairment of goodwill (Note 4)                                                  650,000                    --
                                                                                          ------------            ------------
                                                                                             3,532,146               2,451,806

          Depreciation and amortization:
           Research and development                                                             26,483                    --
           General and administrative                                                          974,216                  70,000
                                                                                          ------------            ------------
                                                                                             1,000,699                  70,000

          Stock, option and warrant expense:
              Sales and marketing                                                               21,000                    --
              General and administrative                                                       152,917                  29,099
                                                                                          ------------            ------------
                                                                                               173,917                  29,099
                                                                                          ------------            ------------
              Total operating expenses                                                       4,706,762               2,550,905

              Net loss from operations                                                      (4,114,865)             (2,186,871)


          Net interest income                                                                  113,893                 240,717
          Other income  (Note 8)                                                                71,154                 100,389
                                                                                          ------------            ------------
              Total other income                                                               185,047                 341,106
                                                                                          ------------            ------------
                Net loss                                                                    (3,929,818)             (1,845,765)

          Other comprehensive
          loss - Translation adjustment                                                        (14,118)                 (6,737)
                                                                                          ------------            ------------
          Comprehensive loss                                                              $ (3,943,936)           $ (1,852,502)
                                                                                          ============            ============
          Net loss per share:
          Basic                                                                           $      (0.24)           $      (0.13)
          Diluted                                                                         $      (0.24)           $      (0.13)
          Weighted average shares used in per share
           calculation, basic and diluted                                                   16,481,656              14,289,736
                                                                                          ============            ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                             2001                     2000
                                                                                         ------------             ------------
     Cash flows from operating activities:
       Net loss                                                                          $ (3,929,818)            $ (1,845,765)
       Foreign currency translation adjustment                                                (14,118)                  (6,737)
       Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                                                    1,000,699                   70,000
           Compensation expense related to stock
            issued for services                                                               173,917                   29,099
           Amortization of technology advances                                                (79,804)                (103,029)
           Amortization of notes receivable                                                   103,419                   60,066
              Impairment of goodwill                                                          650,000                     --

       Changes in assets and liabilities net of
         acquired assets and liabilities due
           to acquisitions:
           Accounts and other receivables                                                       4,604                 (255,845)
           Inventory                                                                            3,899                  (55,714)
           Capitalized in-progress contract costs                                             (39,956)                 (95,445)
           Prepaid expenses and other assets                                                 (170,863)                    --
           Accounts payable                                                                    42,710                   56,619
           Accrued liabilities                                                                 (5,424)                   5,409
           Deferred revenue                                                                    (4,504)                 (34,223)
                                                                                         ------------             ------------
       Net cash used in operating activities                                               (2,254,391)              (2,175,565)
                                                                                         ------------             ------------
     Cash flows from investing activities:
       Acquisition of property and equipment                                                  (10,971)                (137,567)
       Cash received from acquisitions, net                                                 1,096,472                     --
       Sale of Kinetidex technology                                                           350,000                     --
       Other assets                                                                              --                     (8,145)
                                                                                         ------------             ------------
       Net cash provided by (used in) investing
        activities                                                                          1,435,501                 (145,712)
                                                                                         ------------             ------------
     Cash flows from financing activities:
      Repayments of notes payable to bank                                                    (151,672)
      Repayments of capital lease obligations                                                 (19,575)                  (4,217)
      Proceeds from line of credit                                                               --                    (10,515)
      Proceeds from exercise of options and warrants                                           11,668                  893,168
                                                                                         ------------             ------------
      Net cash (used in) provided by financing
       activities                                                                            (159,579)                 878,436
                                                                                         ------------             ------------
     Net (decrease) in cash and cash equivalents                                             (978,469)              (1,442,841)
     Cash and cash equivalents, beginning of period                                         7,844,042               16,360,776
                                                                                         ------------             ------------
     Cash and cash equivalents, end of period                                            $  6,865,573             $ 14,917,935
                                                                                         ============             ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                 Three Months Ended June 30,
                                                     2001            2000
                                                  ----------      ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                          $    12,660      $   16,338
                                                  ===========      ==========

  Cash paid for income taxes                      $     5,381      $    4,280
                                                  ===========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                $   173,917      $   29,099
                                                  ===========      ==========

  Preferred stock converted to common
  stock                                           $      --        $      600
                                                  ===========      ==========


  Non-cash purchase consideration for the
   acquisition of Wizshop, Inc. and
   Application Design Associates, Inc.
   through the issuance of common stock           $ 4,666,000      $     --
                                                  ===========      ==========

  Property and equipment obligation
   under capital leases                           $    11,254      $     --
                                                  ===========      ==========


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("Semotus " or the "Company"), changed its named from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998 and a 2 for 1 forward split effective April 27, 2000) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, now named Semotus Systems Corporation, incorporated in Vancouver, British Columbia.

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

Semotus' acquisition strategy, pursuant to which the Company has acquired six companies through June 30, 2001, two of which were acquired in this quarter, WizShop.com, Inc. ("WizShop") and Application Design Associates, Inc. ("ADA"), focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues. See Note 3, "Acquisitions".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other subsidiaries generate revenues from the sales of products and services.

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

CONCENTRATIONS OF RISK:

Financial instruments, which potentially subject the Company to concentrations of risk, consist principally of trade and other receivables.

In the ordinary course of business, trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

INVENTORY:

Inventory is stated at the lower of cost (using the weighted-average method) or market and consists only of finished goods.

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

CAPITALIZED CONTRACT

The Company capitalizes the fair value of contracts acquired in business combinations as required by APB 16 "Business Combinations". Fair value is determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost is amortized into cost of revenue as revenues are recognized.

STOCK BASED COMPENSATION:

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights are measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Company has elected to continue to account for stock based compensation under APB No. 25. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock.

REVENUE RECOGNITION:

The Company recognizes revenues in each of its lines of business based upon contract terms and completion of the sales process.

Wireless services: revenue is generated from wireless services provided to enterprises and consumers. The revenue is generated from recurring monthly charges based on utilization fees, transaction fees, and maintenance and service charges. In the B2C business, the Company also receives a small revenue stream from pager rentals. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the premise-based business, wireless software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain.

Enterprise and commerce sales: revenue is generated from online sales, advertising, sponsorships and hosting fees and other services. Online sales revenue is recognized upon a completed sale and shipment of a product. Advertising and sponsorships revenue is recognized when payment is received. Hosting fees and other services, such as licensing, are recognized ratably over the service period.

Professional and related services: revenue is generated from software engineering and sales and from training and consultation. Revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract.

Logistic systems sales: revenue is generated from logistic software sales, computer equipment sales and system installation and consulting services. Revenue is recognized when the system installation is completed and/or consulting work has been performed in accordance with the contract. For multi-period contracts, usually for maintenance or licensing, revenue is recognized ratably over these service periods.

COST OF REVENUE:

The cost of revenue for the wireless services line of business principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

The cost of revenue for the enterprise and commerce sales and service line of business includes the purchase cost of the products, advertising, costs of servicing and hosting and shipping. Any engineering costs directly related to the products offered are also included as a cost of revenue.

The cost of revenue for professional and related services is primarily personnel costs for engineering, training and consulting.

The cost of revenue for the logistic system sales segment is the cost of the production of the software, purchased equipment costs and the cost of the personnel for engineering, installation and consulting.

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

PURCHASE ACQUISITIONS:

Acquisitions, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Goodwill is amortized over the economic life of the asset. The expected useful life is currently five years. Amortization will continue until the adoption of FASB Statement No. 142, beginning on April 1, 2002.(See Note 3, "Acquisitions" and Note 4, "Sale of Technology and Net Impairment of Goodwill".)

POOLING RESTATEMENT:

On December 28, 2000, Semotus acquired all of the issued and outstanding stock of FiveStar Advantage, Inc., which was accounted for using the pooling of interest method. Consequently, the financial statements for the period ended June 30, 2000 are restated for the inclusion of the operations of FiveStar. (See footnote 3, "Acquisitions" for the separate financial information of FiveStar for the period ended June 30, 2000).

COMPREHENSIVE INCOME (LOSS):

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company in the third quarter of fiscal 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items to be included, which are excluded from net income
(loss) include foreign currency translation adjustments.

RECENT PRONOUNCEMENTS:

In March 2000, the Emerging Issues Task Force (EITF) of the FASB published their consensus on EITF Issue No 00-3, "Application of AICPA Statement of Position
(SOP) 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another's Entity's Hardware." The EITF consensus gives guidance on accounting for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have a material effect on its consolidated results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in December 2000, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the periods ended June 30, 2001 and 2000, the effect was immaterial.

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30,2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $7,979,493 and other intangible assets is $1,000,000. Amortization expense during the three-month period ended June 30, 2001 was $478,494. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

3. ACQUISITIONS

All acquisitions accounted for under the purchase method of accounting have their results of operations included in the financial statements as of the date of acquisition. Goodwill is currently amortized on a straight line basis over the economic life of the asset. The current estimated life is five years. (See
Note 2, "Summary of Significant Accounting Policies: Purchase Acquisitions".)

WizShop.com, Inc.

On April 6, 2001 WizShop's shareholders approved a merger transaction with Semotus. On May 7, Semotus acquired all the outstanding stock of WizShop and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The value of common stock issued for the acquisition was approximately $3.4 million. Semotus recorded $3.4 million of goodwill. Semotus issued 699,993 shares of common stock and may issue up to another 750,000 shares over the next two years if certain revenue targets are met. Semotus has also agreed to issue additional shares if Semotus' common stock does not trade at or above $10.00 per share by the end of each year after such shares are issued. The maximum number of additional shares that can be issued is twice the initial shares and earnout shares that have not been sold by the original WizShop stockholders. The first of the measurement dates is August 2002. At that time, if the Company's common stock has not closed at $10.00 per share or above, additional shares will be issued to the original WizShop stockholders still holding the Semotus common stock.

WizShop builds and maintains outsourced e-commerce environments for Internet portal companies. WizShop is in the outsourced e-commerce market through WizShop-powered, co-branded shopping sites. WizShop also creates successful online sales and merchandising programs for its clients through the company's sales and marketing initiatives. See footnote 13 - "WizShop.com", for further information concerning WizShop.

Application Design Associates, Inc.

On April 30, 2001, Semotus and Application Design Associates, Inc. ("ADA") signed a Merger Agreement. On May 15, 2001 Semotus acquired all the outstanding stock of ADA and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The value of common stock issued for the acquisition was approximately $1.25 million. Semotus recorded $1.3 million of goodwill. Semotus issued 250,000 shares of the Company's common stock and may issue up to another 750,000 shares of common stock over the next three years if certain revenue targets are met. Semotus has also agreed to issue additional shares if Semotus' common stock does not trade at or above $5.00 per share by the end of each year after such shares are issued. The maximum number of additional shares that could be issued would be twice the initial shares and earn out shares, or 2 million shares.

ADA creates proprietary software that is a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions.

Pro forma results

The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions since April 1, 2000 had been completed as of the beginning of each period.

                                     Three Months Ended
                                           June 30,                 Year Ended
                                 2001                2000         March 31, 2001
                                -----------------------------     --------------

Revenue:                        $  1,733,134     $  1,985,141      $  8,605,368
Net Loss:                       $ (3,918,965)    $ (2,612,607)     $(16,743,391)
Net Loss per share- basic and
  diluted                       $      (0.24)    $      (0.17)     $      (1.04)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of the beginning of each period, nor is it a projection of the Company's results of operations for any future period.

Five Star Advantage, Inc. and Tech-ni-comm, Inc.

In December 2000, the Company acquired all of the issued and outstanding stock of Five Star Advantage, Inc. and Tech-ni-comm, Inc (together, "Five Star"). Both companies were controlled by a common 100% owner and were performing a common business. Semotus issued 550,000 shares to the owner and accounted for the transaction using the pooling of interests method.

Five Star is an e-marketing and e-fulfillment company that provides an end-to-end turnkey operation for online sales, marketing, logistics, fulfillment and customer service for its clients.

Revenue, net loss, and net loss per share of the combining companies, after giving retroactive effect to the pooling of interest transaction, are as follows:

                                   Three Months Ended
                                     June 30, 2000
Description                           (unaudited)
------------------                -------------------

Revenue:
Semotus, as previously reported      $   281,221
Five Star                            $   936,052
                                     -----------
Semotus, as restated                 $ 1,217,273

Net Loss:
Semotus, as previously reported      $(1,820,259)
Five Star                            $   (25,506)
                                     -----------
Semotus, as restated                 $(1,845,765)

Net loss per share:
As previously reported*
   Basic and Diluted                 $     (0.13)
As restated
   Basic and Diluted                 $     (0.13)

*Per share loss is adjusted for the two for one stock split that occurred on April 27, 2000.

4. SALE OF TECHNOLOGY AND NET IMPAIRMENT OF GOODWILL

The reduction in goodwill for Simkin of $1,000,000 is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000.

In June 2001, Semotus announced the sale by Simkin of a software program called Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Kinetidex is a drug dosing software program that was jointly developed by the Company's Simkin subsidiary and Micromedex. Semotus received $350,000 from Micromedex for the sale of the product and all future royalty rights. Additionally, Simkin agreed to discontinue the sale of the product Kinetidex replaced, Capcil.

The Company's management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

A number of factors indicated that impairment may have arisen in the period ended June 30, 2001, specifically for its Simkin subsidiary. The above mentioned sale of the Kinetidex technology for $350,000 was one factor considered. Future prospects for the business was another factor considered. Additionally, a third critical factor was that the consideration paid by Semotus for Simkin was in the form of the issuance of shares of the Company's common stock at a time when its stock price was much higher than at June 30, 2001. The Company's stock price was approximately $14.375 at the time of the acquisition. At June 30, 2001, the Company's stock price was $1.59. Finally, Simkin was privately held at the time of the acquisition and its fair value was and still is highly subjective and not readily determinable. At the time of the acquisition, market valuations for such a company were at historically high levels. Since the end of the calendar year 2000, stock prices and market valuations in Simkin's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

Based on the factors described above, the Company determined that the goodwill in its Simkin subsidiary may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
- Changes in market value since the date of acquisition relative to the following:
     -    the Company's stock price;
     -    comparable companies;
- Contribution to the Company's market valuation and overall business prospects.

The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company's best estimate of the fair value of Simkin was determined from the range of possible values after considering the relative performance, future prospects and risk profile of Simkin.

     As a result of its review, management determined that the carrying value of goodwill was not fully recoverable and an impairment charge of $650,000 was taken.

5. GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five-year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the three months ended June 30, 2001, amortization amounted to $340,000 and accumulated amortization is $1,360,000 at June 30, 2001.

6. NOTE PAYABLE

Semotus entered into a one-year note payable with its primary banking institution in March 2001. The note replaces three notes payable at Simkin, Wares and FiveStar. The transaction occurred as part of the acquisition agreements to remove the Presidents of those subsidiaries from personal guaranties. There is not any net additional debt incurred. The note payable has an interest rate of 7.2%, payable monthly, with the principal due and payable at maturity in March 2002. The note is secured by cash in the form of a certificate of deposit in the amount of $693,286. The certificate of deposit mirrors the note payable in term and carries an interest rate of 5.2%.

7. REVENUE

The Company derives revenue from its customers as discussed in Footnote 2, "Summary of Significant Accounting Policies: Revenue Recognition". No single customer accounted for a significant portion of the Company's revenues for the three months ended June 30, 2001. From Semotus' enterprise and commerce segment revenues, one customer accounted for approximately 49% of that segment's revenues for the three months ended June 30, 2000. Since then, this customer's contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added.

8. STOCK, OPTION AND WARRANT EXPENSE

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

9. OTHER INCOME:

Other income (expense) consists of the following items:


                                                Three Months Ended
                                                     June 30,
          DESCRIPTION                           2001           2000
          -----------                        ---------      ---------
          Owner's fee sales                  $(392,250)     $(392,500)
          of technology

          Interest on note from                392,250        392,500
          sales of technology

          Amortization of                       79,804        103,031
          technology advances

          Net interest income                  113,893        240,717

          Miscellaneous expense                 (8,650)        (2,642)
                                             ---------      ---------
          Total other income                 $ 185,047      $ 341,106
          (expense)                          =========      =========


10. EARNINGS PER SHARE (EPS) DISCLOSURES:

NET LOSS PER SHARE:

The Company has adopted SFAS No. 128 "Earnings Per Share " (EPS). Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended June 30, 2001 and 2000, 7,490,355 potential shares and 4,939,611 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES:

The Company is subject to various lawsuits and claims with respect to matters arising in the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

12. SEGMENT INFORMATION

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three months ended June 30, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic systems sales.

Semotus' wireless services segment is its wireless line of business, which focuses in three areas: business to business ("B2B") application service provider ("ASP") solutions, B2B premise-based solutions, and B2C solutions. The Company creates wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP where Semotus hosts and manages the information on its servers and (ii) premise based where Semotus installs and engineers the software and information on the customer's servers.

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

The logistic system sales line of business provides proprietary software with complementary hardware and consulting to satisfy a customer's complete logistical needs. These system installations provide automated logistical solutions for equipment deployment, call centers, dispatching and servicing.

As Semotus continues to acquire companies, the nature and structure of the business segments may change.

                                                                       Professional      Logistic
                                      Wireless      Enterprises and    and related        system         Corporate
                                      Service       commerce sales       services          sales         and other        Total
                                     ----------        ---------        ---------        ---------       ---------     ------------
As of and for the
Three Months Ended
 June 30, 2000

Revenues                            $   281,221          936,052             --               --              --       $  1,217,273
Gross Profit                        $    94,224          269,810             --               --              --       $    364,034
Operating loss*                     $  (569,852)         (12,999)            --               --        (1,604,020)    $ (2,186,871)
Depreciation and
 Amortization                       $    64,895            5,105             --               --                       $    (70,000)
Capital Expenditure                 $   137,567             --               --               --              --       $    137,567
Total Assets, June 30, 2000         $15,506,971        1,963,838             --               --              --       $ 17,470,809

As of and for the
Three Months Ended
 June 30, 2001

Revenue                             $   317,976          491,370          295,862          489,077            --       $  1,594,285
Gross Profit                        $   109,667          129,090          142,799          210,341            --       $    591,897
Operating loss*                     $  (373,052)        (459,544)        (404,986)          60,839      (2,938,122)    $ (4,114,865)
Depreciation and
 Amortization                       $    82,317           29,480           57,870            5,237         825,795     $  1,000,699
Capital Expenditures                $    12,058             --              7,161            1,581            --       $     20,800
Total Assets, June 30, 2001*        $10,503,991        6,437,470        1,322,533        1,631,768       5,151,227     $ 25,046,989


*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $5,151,227 of assets under "Corporate and other" is substantially comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.

13. WIZSHOP.COM

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

Semotus' acquisition strategy, pursuant to which the Company acquired six companies through June 30, 2001, two of which were acquired in this quarter, WizShop.com, Inc. and Application Design Associates, Inc. ("ADA"), focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues.

Semotus is organized into four business segments: wireless services and applications, enterprise and commerce, professional and related services and logistic systems. In the wireless segment, Semotus is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. Semotus' enterprise and commerce line of business provides online transactional information and sales of products and services. Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. Finally, the logistic system sales line of business provides customers with proprietary software and complementary hardware and consulting services to satisfy a customer's complete logistical needs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

All financial results for the three months ended June 30, 2000 have been reclassified for the acquisition of Five Star under the pooling of interests method of accounting. The acquisition was completed in December 2000. See footnote 3 "Acquisitions - FiveStar Advantage, Inc. and Tech-ni-comm, Inc."

REVENUES

Revenues for the three months ended June 30, 2001 and 2000 were $1,594,285 and $1,217,273, respectively.

The overall 31% increase in revenues is due to the 13% increase in sales in the wireless division and the addition of WizShop's and ADA's revenues, offset by the 48% decline in the revenues in the enterprise and commerce segment. WizShop and ADA provided 35% of the revenues in the three-month period ended June 30, 2001. The enterprise and commerce segment revenue decline is all from Five Star Advantage which is due to the large drop in sales from a customer who had decided to fulfill its on-line sales in-house. This customer accounted for 49% of the revenues of the enterprise and commerce segment in the three months ended June 30, 2000. FiveStar has replaced a portion of the lost revenues through enhanced marketing programs.

Wireless Segment

The 13% increase in revenues in this segment is the result of two distinct trends: (i) the addition of the new B2B and premise-based wireless businesses and (ii) the planned decline in the legacy B2C business. Semotus has added significant new customers and new products in the B2B enterprise market, which has generated new revenues. This has been somewhat offset by the 66% decline in the B2C revenues for which the Company had planned as it transitioned into the enterprise marketplace.

Enterprise and Commerce Sales

The 48% decline in revenues in this segment is due to the above mentioned customer loss at FiveStar. A portion of the decline in revenues has been replaced by new customers and FiveStar's current sales are more broadly diversified. WizShop and a portion of Wares' business, its e-commerce business, is included in this category, which helped offset the overall decline in this segment's revenues.

Professional and related services

This segment encompasses software and engineering consulting and training and is substantially made up of Wares and Simkin businesses. The revenues are generated from software design and programming and consulting and training.

Logistic Systems

This is a new segment for Semotus, which is made up of the revenue from ADA, which focuses on proprietary software and hardware sales of systems that manage the logistics and tracking of assets.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased from 30% at June 30, 2000 to 37% at June 30, 2001 and accordingly, the cost of revenues as a percentage of overall revenues decreased in percentage terms, but not in absolute dollar amount, due to the addition of the logistics systems business which had a higher gross profit margin than both the wireless and enterprise and commerce segments gross profit margins. Likewise, the professional services business has had a higher gross profit margin than the wireless and enterprise and commerce businesses' gross profit margins, which has added to the improved margin in the three months ended June 30, 2001 versus the same period in the last fiscal year. The addition of WizShop to the enterprise and commerce segment improved the overall gross profit margin in that segment, but it was offset by the decline in gross profit margin at FiveStar.

Wireless Services and Applications

The gross profit margin for this segment has increased slightly from 33% to 34% in the three months ended June 30, 2001 versus the same period in the last fiscal year. This is a result of two opposite trends: the increase in the sales of the B2B products offset by the decline in the B2C products. The declining margin in the B2C products results from the decline in revenue and the direct costs of the data feeds and transmission costs, which have minimum monthly charges. As the B2B products continue to increase their percentage of the segment's services and products, the gross profit margin should increase and be maintained at higher levels than in past fiscal years.

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

Enterprise and commerce sales

The gross profit margin for this segment declined to 26% from 29% for the three months ended June 30, 2001 from the same period in the last fiscal year due to the decline in gross margin at FiveStar from the reduced sales with higher gross profit margins from the one customer mentioned previously. This reduced margin was slightly offset by the addition of WizShop and its higher gross margin.

Professional and related services

The gross profit margin for this segment was 48% for the three months ended June 30, 2001. The cost of revenue was principally personnel costs related to providing consulting and training services, with some computer hardware cost included for one Wares customer.

Logistic systems sales

The gross profit margin for this segment was 43% for the three months ended June 30, 2001. The cost of revenues is principally personnel costs related to software programming, consultation and installation of the systems. Also included in the cost of revenues is the computer hardware costs related to each system installation.

OPERATING EXPENSES

Operating expenses increased overall in the three-month period ended June 30, 2001 versus the same period in the last fiscal year. Semotus expanded its management and staff in the last fiscal year including the personnel at the six acquired companies. These employees include engineering, sales and marketing. However, in the three months ended June 30, 2001, Semotus has had a corporate-wide work force reduction, which has affected overall operating expenses. Further, some overhead expenses increased in the period ended June 30, 2001 in order to integrate and manage the acquisitions. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses:

                                                        Percentage Increase
                                 Three Months Ended         (Decrease)
                                      June 30,          -------------------
Description                     2001           2000             %
---------------             ----------      ----------  -------------------
Research and
 development                $  524,301      $  304,802              72%

Sales and
 marketing                     800,640       1,071,972             (26)%

General and
 administrative              1,557,205       1,075,032              45%

Net impairment
 of goodwill                   650,000            --              --

Depreciation and
 amortization                1,000,699          70,000           1,330%

Stock, option and
 warrant expense               173,917          29,099             498%
                            ----------      ----------      ----------
Totals                      $4,706,762      $2,550,905              85%
                            ==========      ==========      ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring additional engineering personnel, for the development of updates to existing products, such as an equity version of the Global Market Pro(TM) and the new release of the Company's premise-based wireless product, HiplinkXS.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined due principally to the reduction in general advertising and non-sales supported marketing. There has also been a reduction in marketing personnel as the Company has shifted to emphasizing marketing and sales support for its existing products

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs increased due to increases in administrative personnel, costs associated with providing investor information, as well as an expansion of office space in San Jose, Ca., Vancouver B.C., Woodbury, N.J. and Downers Grove, Ill. Additional one-time general and administrative cost increases have resulted from the acquisitions of WizShop and ADA.

The net reduction of goodwill is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000. As noted in footnote 4 "Sale of Technology and Net Impairment of Goodwill", Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was substantially all common stock. Subsequent to the acquisition, the price of the common stock of Semotus has declined from $14.375 to $1.59. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

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

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized the three months ended June 30, 2001 or 2000, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three months ended June 30, 2001 and 2000 are primarily interest income from invested cash, interest expense from a note payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income.



                            Three Months Ended June 30,    Percentage  INCREASE
DESCRIPTION                    2001           2000         (DECREASE)
-----------                 ---------       ---------      ---------------------
Owner's fee sales
  of technology             $(392,250)      $(392,500)              --

Interest on note from
  sales of technology         392,250         392,500               --

Amortization of
  technology advances          79,804         103,031                (23)%

Net Interest income           113,893         240,717                 53%

Miscellaneous
   Expense                     (8,650)         (2,642)               227%
                            ---------       ---------          ---------
Total non-operating
 Income                     $ 185,047       $ 341,106               (236)%
                            =========       =========          =========

Interest income declined as less cash was available for investment during this fiscal year's first quarter as compared to last year's first quarter. The two major sources of cash for the three months ended June 30, 2000 were the private placement of Series B Convertible Preferred Stock completed in February 2000 and the exercise of common stock warrants. Amortization of technology advances decreased somewhat, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

The comprehensive loss of $3,943,936 or $(0.24) per share for the three months ended June 30, 2001 compared to $1,852,502 or $(0.13) per share for the three months ended June 30, 2000 was due principally to two factors: (i) a very large increase in non-cash charges from acquisitions and amortization of intellectual property, and (ii) an increase in engineering and administrative costs related to the introduction of upgraded wireless products and the management of the acquired companies. These additional costs have produced a 31% increase in revenues and the Company continues to focus on revenue growth while maintaining its cost structure.

SEGMENT RESULTS

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three months ended June 30, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic systems sales. See Footnote 12, "Segment Information" for further information about each of the segments.

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                       Professional      Logistic
                                      Wireless       Enterprises and   and related        system        Corporate
                                      Service        commerce sales      services          sales         and other        Total
                                     ----------      --------------     ---------        ---------       ---------     ------------
As of and for the
Three Months Ended
 June 30, 2000

Revenues                            $   281,221          936,052             --               --              --       $  1,217,273
Gross Profit                        $    94,224          269,810             --               --              --       $    364,034
Operating loss*                     $  (569,852)         (12,999)            --               --        (1,604,020)    $ (2,186,871)
Depreciation and
 Amortization                       $    64,895            5,105             --               --              --       $    (70,000)
Capital Expenditure                 $   137,567             --               --               --              --       $    137,567
Total Assets June 30, 2000          $15,506,971        1,963,838             --               --              --       $ 17,470,809

As of and for the
Three Months Ended
 June 30, 2001

Revenue                             $   317,976          491,370          295,862          489,077            --       $  1,594,285
Gross Profit                        $   109,667          129,090          142,799          210,341            --       $    591,897
Operating loss*                     $  (373,052)        (459,544)        (404,986)          60,839      (2,938,122)    $ (4,114,865)
Depreciation and
 Amortization                       $    82,317           29,480           57,870            5,237         825,795     $  1,000,699
Capital Expenditures                $    12,058             --              7,161            1,581            --       $     20,800
Total Assets June 30, 2001*         $10,503,991        6,437,470        1,322,533        1,631,768       5,151,227     $ 25,046,989

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $5,151,227 of assets under "Corporate and other" is substantially comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading wireless products. Further, no major additional cash from financing occurred, while in the three months ended June 30, 2000 warrants and options were converted to common stock, which provided some cash. The sources and uses of cash are summarized as follows:

                                   YEAR ENDED MARCH 31,
                                   2001            2000        Percentage change
                               -----------     -----------     -----------------
Cash used in
operating activities           $(2,254,391)    $(2,175,565)               4%

Cash provided by (used in)
investing activities             1,435,501        (145,712)           1,085%

Cash (used in) provided by
financing activities              (159,579)        878,436             (118)%
                               -----------     -----------        -----------
Net decrease in
cash and cash equivalents      $  (978,469)    $(1,442,841)             (32)%
                               ===========     ===========        ===========

Cash used in operating activities consisted principally of a net loss of $3,929,818 offset somewhat by non-cash charges of $1,000,699 of depreciation and amortization and $173,917 of stock based compensation. Further, the impairment of goodwill of $650,000 also offset the net loss. Other operating activities that contributed to the use of cash were $158,686 in the net change of current assets and current liabilities. This largely resulted from increased balances in capitalized in-progress contract costs and in prepaid expenses.

Cash provided from investing activities of $1,435,501 resulted principally from $1,096,472 of cash received, net of assets acquired from the two acquisitions in the period ended June 30, 2001, plus $350,000 from the sale of the Kinetidex technology.

Cash flows from financing activities produced a net decrease in cash of $159,579, which resulted from $171,247 of repayments on notes payable and capital leases offset slightly by $11,668 in cash received from the exercise of stock options.

As of June 30, 2001, the Company had cash and cash equivalents amounting to $6,865,573, a decrease of $978,469 from the balance at March 31, 2001. Working capital decreased to $5,543,766 from $7,780,783 at the fiscal 2001 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above, but also includes $1,356,725 of deferred revenue acquired in the WizShop acquisition. Without the deferred revenue liability, working capital would have been $6,900,491. Semotus will recognize a portion of the deferred revenue upon launch of the software product, the balance will be recognized over the remaining 19 months of the life of the contract. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2001.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) published their consensus on EITF Issue No 00-3, "Application of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another's Entity's Hardware". The EITF consensus gives guidance on accounting for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have a material effect on its consolidated results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in December 2000, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the periods ended June 30, 2001 and 2000, the effect was immaterial.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combination (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $7,979,493 and other intangible assets is $1,000,000. Amortization expense during the three-month period ended June 30, 2001 was $478,494. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross, Simkin, Wares, Five Star, Tech-ni-comm, WizShop and Application Design Associates and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB that we filed with the SEC on June 26, 2001. Semotus Solutions claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2001, we had cash and cash equivalents of $6,865,573 and restricted cash of $693,286. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $696,012, at June 30, 2001. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at June 30, 2001.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At June 30, 2001, the cumulative translation loss was $116,654. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended June 30, 2001, the Company issued a total of 95,556 shares of its common stock to suppliers of services to the Company. Additionally, the Company issued 699,993 shares of common stock for the acquisition of WizShop and 250,000 shares of common stock for the acquisition of Application Design Associates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5. OTHER INFORMATION.
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a) Exhibits

               Exhibit 99.1 - Termination of Sale Agreement by and among Micromedex, Inc., Semotus Solutions, Inc. and Simkin, Inc.

          b) Reports on Form 8-K:

Current Report on Form 8-K dated May 17, 2001 was filed on May 17, 2001 pursuant to Item 3 (Acquisition of Disposition of Assets) and Item 7 (Financial Information Pro Forma Financial Information, and Exhibits).

Current Report on Form 8-K dated May 30, 2001 was filed on May 30, 2001 pursuant to Item 3 (Acquisition of Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Information and Exhibits).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.



Date:   August 14, 2001            By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)



                                    By:/s/ Charles K. Dargan, II
                                       Charles K. Dargan, II, Chief Financial
                                       Officer (Principal Financial Officer)
                                       and Director

                                INDEX TO EXHIBITS
EXHIBIT                                             METHOD OF FILING
-------                                        -------------------------
 99.1     Termination and Sale Agreement        Filed herewith electronically.
          by and among Micromedex, Inc.,
          Semotus Solutions, Inc. and
          Simkin, Inc.