Form 10-Q/A
period 2001-06-30
SEMOTUS SOLUTIONS INC
filed 2001-08-16
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A



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

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMNTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30
          ASSETS                                                                             2001                   March 31
                                                                                          (unaudited)                 2001
CURRENT ASSETS:                                                                           ------------            ------------
       Cash and cash equivalents                                                          $  6,865,573            $  7,844,042
       Restricted cash                                                                         693,286                 694,222
       Trade receivables (net of allowance for
         doubtful accounts of $41,834 at June 30,
         2001 and $62,887 at March 31, 2001)                                                   744,185                 462,368
       Income and GST tax receivable                                                           102,054                 127,266
       Other receivables                                                                        66,894                 115,716
       Inventory (net of reserve of $188,500 at
        June 30, and March 31, 2001) (Note 2)                                                  383,648                 387,547
       Capitalized in-progress contract costs                                                  170,863                    --
       Prepaid expenses                                                                        230,364                 155,959
                                                                                          ------------            ------------
         Total current assets                                                                9,256,867               9,787,120

     Property and equipment, net                                                             1,105,797                 977,678
     Investments                                                                                  --                   151,000
     Capitalized contract                                                                    1,000,000                    --
     GMP intellectual property, net (Note 5)                                                 5,440,000               5,780,000
     Goodwill, net (Note 3)                                                                  7,979,493               4,760,746
     Other assets                                                                              264,832                 313,417
                                                                                          ------------            ------------
         Total assets                                                                     $ 25,046,989            $ 21,769,961
                                                                                          ============            ============
               LIABILITIES
     Current liabilities:
       Accounts payable                                                                   $    841,477            $    626,830
       Accrued expenses and other current liabilities                                          189,743                 228,340
       Notes payable (Note 6)                                                                  696,012                 694,222
       Current portion of capital lease obligation                                              68,809                  38,222
       Current portion of advances on technology sales                                         301,149                 307,390
       Current portion of deferred revenue                                                   1,615,911                 111,333
                                                                                          ------------            ------------
         Total current liabilities                                                           3,713,101               2,006,337
     Capital lease obligation, net of current portion                                           49,593                  63,447
     Advances on technology sales, net of current
      portion                                                                                  761,607                 835,170
     Deferred revenue, net of current portion                                                  673,275                    --
                                                                                          ------------            ------------
         Total liabilities                                                                   5,197,576               2,904,954
                                                                                          ------------            ------------
     Commitments and contingencies (Note 11)

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

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)



                                                                                                  Three Months Ended
                                                                                                       June 30,
                                                                                              2001                   2000
                                                                                          ------------            ------------
          Revenues:
              Wireless services                                                           $    317,976            $    281,221
              Enterprise and commerce sales                                                    491,370                 936,052
              Professional and related services                                                295,862                    --
              Logistic systems sales                                                           489,077                    --
                                                                                          ------------            ------------
              Total revenue                                                                  1,594,285               1,217,273

          Cost of revenue:
              Wireless services                                                                208,309                 186,997
              Enterprise and commerce sales                                                    362,280                 666,242
              Professional and related services                                                153,063                    --
              Logistic systems sales                                                           278,736                    --
                                                                                          ------------            ------------
              Total cost of revenue                                                          1,002,388                 853,239
                                                                                          ------------            ------------
     Gross Profit                                                                              591,897                 364,034

     Operating Expenses:
          (Exclusive of depreciation and amortization and
            stock, option and warrant expense)
          Research and development                                                             524,301                 304,802
          Sales and marketing                                                                  800,640               1,071,972
          General and administrative                                                         1,557,205               1,075,032
          Net impairment of goodwill (Note 9)                                                  650,000                    --
                                                                                          ------------            ------------
                                                                                             3,532,146               2,451,806

          Depreciation and amortization:
           Research and development                                                             26,483                    --
           General and administrative                                                          974,216                  70,000
                                                                                          ------------            ------------
                                                                                             1,000,699                  70,000

          Stock, option and warrant expense:
              Sales and marketing                                                               21,000                    --
              General and administrative                                                       152,917                  29,099
                                                                                          ------------            ------------
                                                                                               173,917                  29,099
                                                                                          ------------            ------------
              Total operating expenses                                                       4,706,762               2,550,905

              Net loss from operations                                                      (4,114,865)             (2,186,871)


          Net interest income                                                                  113,893                 240,717
          Other income  (Note 9)                                                                71,154                 100,389
                                                                                          ------------            ------------
              Total other income                                                               185,047                 341,106
                                                                                          ------------            ------------
                Net loss                                                                    (3,929,818)             (1,845,765)

          Other comprehensive
          loss - Translation adjustment                                                        (14,118)                 (6,737)
                                                                                          ------------            ------------
          Comprehensive loss                                                              $ (3,943,936)           $ (1,852,502)
                                                                                          ============            ============
          Net loss per share:
          Basic                                                                           $      (0.24)           $      (0.13)
          Diluted                                                                         $      (0.24)           $      (0.13)
          Weighted average shares used in per share
           calculation, basic and diluted                                                   16,481,656              14,289,736
                                                                                          ============            ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                             2001                     2000
                                                                                         ------------             ------------
     Cash flows from operating activities:
       Net loss                                                                          $ (3,929,818)            $ (1,845,765)
       Foreign currency translation adjustment                                                (14,118)                  (6,737)
       Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                                                    1,000,699                   70,000
           Compensation expense related to stock
            issued for services                                                               173,917                   29,099
           Amortization of technology advances                                                (79,804)                (103,029)
           Amortization of notes receivable                                                   103,419                   60,066
              Impairment of goodwill                                                          650,000                     --

       Changes in assets and liabilities net of
         acquired assets and liabilities due
           to acquisitions:
           Accounts and other receivables                                                       4,604                 (255,845)
           Inventory                                                                            3,899                  (55,714)
           Capitalized in-progress contract costs                                             (39,956)                 (95,445)
           Prepaid expenses and other assets                                                 (170,863)                    --
           Accounts payable                                                                    42,710                   56,619
           Accrued liabilities                                                                  5,424                    5,409
           Deferred revenue                                                                    (4,504)                 (34,223)
                                                                                         ------------             ------------
       Net cash used in operating activities                                               (2,254,391)              (2,175,565)
                                                                                         ------------             ------------
     Cash flows from investing activities:
       Acquisition of property and equipment                                                  (10,971)                (137,567)
       Cash received from acquisitions, net                                                 1,096,472                     --
       Sale of Kinetidex technology                                                           350,000                     --
       Other assets                                                                              --                     (8,145)
                                                                                         ------------             ------------
       Net cash provided by (used in) investing
        activities                                                                          1,435,501                 (145,712)
                                                                                         ------------             ------------
     Cash flows from financing activities:
      Repayments of notes payable to bank                                                    (151,672)
      Repayments of capital lease obligations                                                 (19,575)                  (4,217)
      Proceeds from line of credit                                                               --                    (10,515)
      Proceeds from exercise of options and warrants                                           11,668                  893,168
                                                                                         ------------             ------------
      Net cash (used in) provided by financing
       activities                                                                            (159,579)                 878,436
                                                                                         ------------             ------------
     Net (decrease) in cash and cash equivalents                                             (978,469)              (1,442,841)
     Cash and cash equivalents, beginning of period                                         7,844,042               16,360,776
                                                                                         ------------             ------------
     Cash and cash equivalents, end of period                                            $  6,865,573             $ 14,917,935
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


                                     Three Months Ended
                                           June 30,                 Year Ended
                                 2001                2000         March 31, 2001
                                -----------------------------     --------------
                                 (Unaudited)      (Unaudited)       (Unaudited)

Revenue:                        $  1,733,134     $  1,985,141      $  8,605,368
Net Loss:                       $ (3,918,965)    $ (2,612,607)     $(16,743,391)
Net Loss per share- basic and
  diluted                       $      (0.24)    $      (0.17)     $      (1.04)


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


                                                                       Professional      Logistic
                                      Wireless      Enterprises and    and related        system         Corporate
                                      Service       commerce sales       services          sales         and other        Total
                                     ----------        ---------        ---------        ---------       ---------     ------------
As of and for the
Three Months Ended
 June 30, 2000

Revenues                            $   281,221          936,052             --               --              --       $  1,217,273
Gross Profit                        $    94,224          269,810             --               --              --       $    364,034
Operating loss*                     $  (569,852)         (12,999)            --               --        (1,604,020)    $ (2,186,871)
Depreciation and
 Amortization                       $    64,895            5,105             --               --              --       $     70,000
Capital Expenditure                 $   137,567             --               --               --              --       $    137,567
Total Assets, June 30, 2000         $15,506,971        1,963,838             --               --              --       $ 17,470,809

As of and for the
Three Months Ended
 June 30, 2001

Revenue                             $   317,976          491,370          295,862          489,077            --       $  1,594,285
Gross Profit                        $   109,667          129,090          142,799          210,341            --       $    591,897
Operating loss*                     $  (373,052)        (459,544)        (404,986)          60,839      (2,938,122)    $ (4,114,865)
Depreciation and
 Amortization                       $    82,317           29,480           57,870            5,237         825,795     $  1,000,699
Capital Expenditures                $     9,390             --               --              1,581            --       $     10,971
Total Assets, June 30, 2001*        $10,215,218        6,437,470        1,322,533        1,631,768       5,440,000     $ 25,046,989



*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $5,151,227 of assets under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.


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


                                                                       Professional      Logistic
                                      Wireless       Enterprises and   and related        system        Corporate
                                      Service        commerce sales      services          sales         and other        Total
                                     ----------      --------------     ---------        ---------       ---------     ------------
As of and for the
Three Months Ended
 June 30, 2000

Revenues                            $   281,221          936,052             --               --              --       $  1,217,273
Gross Profit                        $    94,224          269,810             --               --              --       $    364,034
Operating loss*                     $  (569,852)         (12,999)            --               --        (1,604,020)    $ (2,186,871)
Depreciation and
 Amortization                       $    64,895            5,105             --               --              --       $     70,000
Capital Expenditure                 $   137,567             --               --               --              --       $    137,567
Total Assets June 30, 2000          $15,506,971        1,963,838             --               --              --       $ 17,470,809

As of and for the
Three Months Ended
 June 30, 2001

Revenue                             $   317,976          491,370          295,862          489,077            --       $  1,594,285
Gross Profit                        $   109,667          129,090          142,799          210,341            --       $    591,897
Operating loss*                     $  (373,052)        (459,544)        (404,986)          60,839      (2,938,122)    $ (4,114,865)
Depreciation and
 Amortization                       $    82,317           29,480           57,870            5,237         825,795     $  1,000,699
Capital Expenditures                $     9,390             --               --              1,581            --       $     10,971
Total Assets June 30, 2001*         $10,215,218        6,437,470        1,322,533        1,631,768       5,440,000     $ 25,046,989



*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $5,151,227 of assets under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.

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

                                    SEMOTUS SOLUTIONS, INC.




Date:   August 15, 2001             By:/s/ Anthony N. LaPine
                                       Anthony N. LaPine, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)




                                    By:/s/ Charles K. Dargan, II
                                       Charles K. Dargan, II, Chief Financial
                                       Officer (Principal Financial Officer)
                                       and Director

                                INDEX TO EXHIBITS
EXHIBIT                                             METHOD OF FILING
-------                                        -------------------------

 99.1*    Termination and Sale Agreement        Filed herewith electronically.
          by and among Micromedex, Inc.,
          Semotus Solutions, Inc. and
          Simkin, Inc.



* Previously filed.