Form 10-Q
period 2001-09-30
SEMOTUS SOLUTIONS INC
filed 2001-11-13
CIK 832370

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

                        Commission file number: 1-15569

                            SEMOTUS SOLUTIONS, INC.
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

                  Yes [ X ]   No [   ]

There were 17,046,591 shares of the Registrant's Common Stock outstanding as of November 8, 2001.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]

________________________________________________________________________________
                                                                          Page 1

                            SEMOTUS SOLUTIONS, INC.

                               TABLE OF CONTENTS



                                                                     Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Consolidated Balance Sheets as of September 30, 2001
         and March 31, 2001                                            3

     b.  Consolidated Statements of Operations and Comprehensive
         Loss for the three and six month periods ended September
         30, 2001 and 2000                                             4

     c.  Consolidated Statements of Cash Flows for the six months
         sended September 30, 2001 and 2000                            5

     d.  Notes to the Consolidated Financial Statements                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          16

ITME 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                  24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          24
ITEM 5.  OTHER INFORMATION                                            25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             25

________________________________________________________________________________

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMNTS

                   SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30
     ASSETS                                                                        2001                   March 31
                                                                                (unaudited)                 2001
                                                                              -------------             ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  5,462,037              $  7,844,042
  Restricted cash                                                                  693,286                   694,222

Trade receivables (net of allowance for doubtful
  accounts of $86,063 at September 30, 2001 and
  $62,887 at March 31, 2001                                                        491,153                   462,368
  Income and GST tax receivable                                                    103,356                   127,266
  Other receivables                                                                101,641                   115,716
  Inventory (net of reserve of $238,500 at
  September 30, 2001 and $188,500 at March 31, 2001)                               316,420                   387,547
  Prepaid expenses                                                                 215,273                   155,959
                                                                              ------------              ------------
      Total current assets                                                       7,383,166                 9,787,120

Property and equipment, net                                                      1,006,897                   977,678
Investments                                                                             --                   151,000
Capitalized contract, net                                                          865,438
GMP intellectual property, net (Note 5)                                          5,100,000                 5,780,000

Goodwill, net (Note 4)                                                           7,516,582                 4,760,746
Other assets                                                                       216,246                   313,417
                                                                              ------------              ------------
      Total assets                                                            $ 22,088,329                21,769,961
                                                                              ============              ============
     LIABILITIES
Current liabilities:
  Accounts payable                                                            $    869,394              $    626,830
  Accrued expenses and other current liabilities                                   326,709                   228,340
  Notes payable                                                                    693,820                   694,222
  Current portion of capital lease obligations                                      76,509                    38,222
  Current portion of advances on technology sales                                  220,597                   307,390
  Current portion of deferred revenue                                            1,190,374                   111,333
                                                                              ------------              ------------
      Total current liabilities                                                  3,377,403                 2,006,337
Capital lease obligations, net of current portion                                   80,090                    63,447
Advances on technology sales, net of current portion                               764,349                   835,170
Deferred revenue, net of current portion                                           500,182                        --
                                                                              ------------              ------------
Total liabilities                                                                4,722,024                 2,904,954
                                                                              ------------              ------------
Commitments and contingencies (Note 9)

           PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par
 value; $13.00 liquidation value; authorized:
 5,000,000 shares; issued and outstanding: 469,231
 at September 30, 2001 and March 31, 2001                                              469                       469
Additional paid-in capital                                                       5,681,987                 5,681,987
                                                                              ------------              ------------
Total preferred shareholders' equity                                             5,682,456                 5,682,456
                                                                              ------------              ------------
  COMMON SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized:
 50,000,000 shares; issued and outstanding:
 17,046,591 at September 30, 2001 and 15,903,368
 at March 31, 2001                                                                 170,465                   159,034
Additional paid-in capital                                                      60,192,375                55,217,626
Accumulated other comprehensive loss                                              (133,056)                 (102,536)
Notes receivable - related parties                                                (954,243)               (1,106,612)
Accumulated deficit                                                            (47,591,692)              (40,984,961)
                                                                              -------------             -------------
      Total common shareholders' equity                                         11,683,849                13,182,551
                                                                              -------------             -------------
      Total liabilities, preferred and common
        shareholders' equity                                                  $ 22,088,329              $ 21,769,961
                                                                              =============             =============

See accompany notes to consolidated financial statements.
________________________________________________________________________________

                   SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (unaudited)

                                            Three Months Ended            Six Months Ended
                                               September 30,                September 30,
                                            2001         2000            2001          2000
                                        -----------   -----------   -------------   -----------
Revenues:
 Wireless services                      $   352,793   $   776,592   $     670,769   $ 1,057,813
 Enterprise and commerce sales              972,823       970,493       1,464,194     1,906,545
 Professional and related services          144,865            --         440,726            --
 Logistic systems sales                     380,564            --         869,641            --
                                        -----------   -----------   -------------   -----------
 Total revenue                          $ 1,851,045   $ 1,747,085   $   3,445,330   $ 2,964,358


Cost of revenue:
 Wireless services                          102,937       391,677         311,246       578,674
 Enterprise and commerce sales              759,366       631,775       1,121,648     1,298,017
 Professional and related services          150,246            --         303,307            --
 Logistic systems sales                     176,946            --         455,682            --
                                        -----------   -----------   -------------   -----------
Total cost of revenue                     1,189,495     1,023,452       2,191,883     1,876,691
                                        -----------   -----------   -------------   -----------
Gross Profit                                661,550       723,633       1,253,447     1,087,667

Operating Expenses:
 (Exclusive of depreciation
   and amortization and stock,
   option and warrant expense)
 Research and development                   373,073       257,191         897,374       541,181
 Sales and marketing                        556,740     1,047,776       1,357,380     2,119,748
 General and administrative               1,412,310     1,631,338       2,969,515     2,638,155
 Net impairment of goodwill (Note 4)             --            --         650,000            --

 Depreciation & amortization:
  Research and development                   22,926        20,839          49,409        20,839
  General and administrative                965,244       512,583       1,939,460       671,610

 Stock, option and warrant expense:
  Sales and marketing                        21,000            --          42,000            --
  General and administrative                 95,511        31,292         248,428        60,391
                                        -----------   -----------   -------------   -----------
 Total operating expenses                 3,446,804     3,501,019       8,153,566     6,051,924
                                        -----------   -----------   -------------   -----------
 Net loss from operations                (2,785,254)   (2,777,386)     (6,900,119)   (4,964,257)

Net interest income                          36,629       197,931         150,522       438,648
Other income (expense) (Note 7)              71,712       103,038         142,866       203,427
                                        -----------   -----------   -------------   -----------

  Total interest and other
   Income                                   108,341       300,969         293,388       642,075

  Net loss                               (2,676,913)   (2,476,417)     (6,606,731)   (4,322,182)


Other comprehensive loss
 - Translation adjustment                   (16,402)       (6,877)        (30,520)      (13,614)
                                        -----------   -----------   -------------   -----------
Comprehensive loss                      $(2,693,315)  $(2,483,294)  $  (6,637,251)  $(4,335,796)
                                        ===========   ===========   =============   ===========
Net loss per share:
Basic                                   $     (0.16)  $     (0.16)  $       (0.40)  $     (0.29)
Diluted                                 $     (0.16)  $     (0.16)  $       (0.40)  $     (0.29)
Weighted average shares
used in per share
calculation, basic and
diluted                                  16,976,049    15,127,337      16,730,203    14,707,525

See accompanying notes to consolidated financial statements.


________________________________________________________________________________
                                                                          Page 4

                   SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                          2001          2000
                                                      -----------   -----------
Cash flows from operating activities:
Net loss                                              $(6,606,731)  $(4,322,182)
Foreign currency translation adjustment                   (30,520)      (13,614)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                         1,988,869       504,673
  Compensation expense related to stock
   issued for services                                    290,428        60,391
  Amortization of technology advances                    (157,614)     (206,060)
  Amortization of notes receivable                        179,029       120,755
  Net amortization of contract income                    (394,876)           --
  Non-cash compensation received for service                   --      (150,000)
  Impairment of goodwill                                  650,000            --

Changes in assets and liabilities, net of
  acquired assets and liabilities due to
  acquisitions:
   Accounts and other receivables                         221,587      (554,576)
   Inventory                                               71,127       (37,711)
   Prepaid expenses and other assets                      (44,341)       (4,623)
   Accounts payable                                        70,627        (6,833)
   Accrued liabilities                                    100,224         6,530
   Deferred revenue                                        32,630       (77,870)
                                                      -----------   -----------
Net cash used in operating activities                  (3,629,561)   (4,681,120)
                                                      -----------   -----------
Cash flows from investing activities:
Acquisition of property and equipment                     (16,535)     (314,881)
Cash received from FY 2002 acquisitions, net            1,096,472            --
Cost of FY 2001 acquisitions, net of cash acquired             --      (196,004)
Sale of Kinetidex technology                              350,000            --
Other assets                                                   --        36,561
                                                      -----------   -----------
Net cash provided by (used in)
 investing activities                                   1,429,937      (474,324)
                                                      -----------   -----------

Cash flows from financing activities:
Repayment of line of credit                                    --       (32,860)
Repayment of notes payable                               (153,864)           --
Repayment of capital lease obligations                    (40,185)       (8,434)
Proceeds from exercise of options and warrants             11,668     1,973,224
                                                      -----------   -----------
Net cash (used in) provided by financing
 activities                                              (182,381)    1,931,930
                                                      -----------   -----------

Net decrease in cash and cash equivalents              (2,382,005)   (3,223,514)
Cash and cash equivalents, beginning of the period      7,844,042    16,360,776
                                                      -----------   -----------
Cash and cash equivalents, end of the period          $ 5,462,037   $13,137,262
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.


________________________________________________________________________________
                                                                          Page 5

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (unaudited)

                                             Six Months Ended September 30,
                                                    2001       2000
                                                 ----------  --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                           $   48,320   $23,125
                                                 ==========  ========
Cash paid for income taxes                       $    1,900   $ 7,195
                                                 ==========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common stock issued for services                $  290,428   $60,391

 Preferred stock converted to common
  stock                                          $       --   $   600
                                                 ----------  --------

 Non-cash purchase consideration for the
  acquisition of Wizshop, Inc. and
  Application Design Associates, Inc.
  through the issuance of common stock           $4,666,000        --
                                                 ==========  ========

 Additional non-cash purchase consideration
   paid to the shareholder of Cross
   Communications, Inc. pursuant to the first
   year performance criteria of the Merger
   Agreement                                     $   18,086        --
                                                 ==========  ========

 Property and equipment obligations
  under capital leases, net                      $   90,340        --
                                                 ==========  ========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("Semotus " or the "Company"), changed its name from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998 and a 2 for 1 forward split effective April 27, 2000) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, now named Semotus Systems Corporation, incorporated in Vancouver, British Columbia.

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

Semotus' acquisition strategy, pursuant to which the Company has acquired six companies through September 30, 2001, focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues. See Note 3, "Acquisitions".

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries (see footnote 3, "Acquisitions"). The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations and comprehensive loss for the three months and six months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended September 30, 2001 have been prepared by the Company, without audit and with the instructions to Form 10-Q and Regulation S-
K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the

--------------------------------------------------------------------------------
reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

All financial data and share data in this Form 10-Q give retroactive effect to the 2 for 1 stock split which was effected on April 27, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of Semotus and its other subsidiaries. All other subsidiaries generate revenues from the sale of products and services.

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

CAPITALIZED CONTRACT

Semotus capitalizes the fair value of contracts acquired in business combinations as required by APB 16 "Business Combinations". Fair value is determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost is amortized into cost of revenue as revenues are recognized.

STOCK BASED COMPENSATION:

Semotus has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights are measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Company has elected to continue to account for stock based compensation under APB No. 25. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock.

REVENUE RECOGNITION:

Semotus recognizes revenues in each of its lines of business based upon contract terms and completion of the sales process.

--------------------------------------------------------------------------------

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

Enterprise and commerce sales: revenue is generated from online sales, advertising, sponsorships, hosting fees and other services. Online sales revenue is recognized upon a completed sale and shipment of a product. Advertising and sponsorships revenue is recognized when payment is received. Hosting fees and other services, such as licensing, are recognized ratably over the service period.

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

The cost of revenue for the enterprise and commerce sales and service line of business includes the purchase cost of the products, and advertising, servicing, hosting and shipping costs. Any engineering costs directly related to the products offered are also included as a cost of revenue.

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

PURCHASE ACQUISITIONS:

Acquisitions, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value

--------------------------------------------------------------------------------
to the Company at the date of acquisition. Goodwill is amortized over the economic life of the asset. The expected useful life is currently five years. Amortization will continue until the adoption of FASB Statement No. 142, beginning on April 1, 2002. (See Note 3, "Acquisitions" and Note 4, "Sale of Technology and Net Impairment of Goodwill".)

POOLING RESTATEMENT:

On December 28, 2000, Semotus acquired all of the issued and outstanding stock of FiveStar Advantage, Inc., which was accounted for using the pooling of interest method. Consequently, the financial statements for the three and six month periods ended September 30, 2000 are restated for the inclusion of the operations of FiveStar. (See footnote 3, "Acquisitions" for the separate financial information of FiveStar for the three and six month periods ended September 30, 2000).

COMPREHENSIVE INCOME (LOSS):

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company in the third quarter of fiscal year 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items to be included, which are excluded from net income
(loss), include foreign currency translation adjustments.

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

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in December 2000, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the three and six month periods ended September 30, 2001 and 2000, the effect was immaterial.

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30,2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The

--------------------------------------------------------------------------------

Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to September 30, 2001, the net carrying amount of goodwill is $7,516,582 and other intangible assets is $865,438. Amortization expense for goodwill during the three and six month periods ended September 30, 2001 was $549,973 and $1,028,467, respectively. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

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

WizShop.com, Inc. ("WizShop")

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

The effect of issuing any additional shares if certain revenue targets are met will be accounted for as additional purchase price consideration. The effect of issuing any additional shares if certain per share trading prices are not met has been accounted for in the Company's financial statements at the date of acquisition.

WizShop builds and maintains outsourced e-commerce environments for Internet portal companies. WizShop is in the outsourced e-commerce market through WizShop-powered, co-branded shopping sites. WizShop also creates successful online sales and merchandising programs for its clients through WizShop's sales and marketing initiatives. (See footnote 13, "WizShop.com", for further information concerning WizShop.)

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

--------------------------------------------------------------------------------

The effect of issuing any additional shares if certain revenue targets are met will be accounted for as additional purchase price consideration. The effect of issuing any additional shares if certain per share trading prices are not met has been accounted for in the Company's financial statements at the date of acquisition.

ADA creates proprietary software that is a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions.

Pro forma results

The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions accounted for under the purchase method since April 1, 2000 had been completed as of the beginning of each period.

                                                    Six Months Ended
                         Three Months Ended            September 30,
                         September 30, 2000         2001          2000
                         ------------------    ---------------------------
                           (Unaudited)          (Unaudited)       (Unaudited)
Revenue:                   $  1,624,146          $  3,584,179    $ 3,609,287
Net Loss:                  $ (3,980,719)         $ (6,595,878)   $(6,593,326)
Net Loss per share- basic
and diluted                $      (0.25)         $      (0.40)   $     (0.42)

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

Revenue, net loss, and net loss per share of the combining companies, after giving retroactive effect to the pooling of interest transaction, are as follows:

                                   Three Months Ended    Six Months Ended
Description                        September 30, 2000   September 30, 2000
                                       (Unaudited)          (Unaudited)
--------------                    --------------------  -------------------

Revenue:
Semotus, as previously reported           $   776,592          $ 1,057,813
Five Star                                 $   970,493          $ 1,906,545
                                           ----------           ----------
Semotus, as restated                      $ 1,747,085          $ 2,964,358
Net Loss:
Semotus, as previously reported           $(2,329,037)         $(4,149,296)
Five Star                                 $  (147,380)         $  (172,886)
                                  --------------------  -------------------
Semotus, as restated                      $(2,476,417)         $(4,322,182)

--------------------------------------------------------------------------------

Net loss per share:
As previously reported*
 Basic and Diluted                 $     (0.16)      $     (0.29)
As restated
 Basic and Diluted                 $     (0.16)      $     (0.29)

*Per share loss is adjusted for the two for one stock split that occurred on April 27, 2000.

4. SALE OF TECHNOLOGY AND NET IMPAIRMENT OF GOODWILL

The reduction in goodwill for Simkin in June 2001 of $1,000,000 is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and
(ii) an impairment charge to goodwill related to Simkin for $650,000.

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

Semotus' management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

A number of factors indicated that impairment may have arisen in the period ended June 30, 2001, specifically for Semotus' Simkin subsidiary. The above mentioned sale of the Kinetidex technology for $350,000 was one factor considered. Future prospects for the business was another factor considered. Additionally, a third critical factor was that the consideration paid by Semotus for Simkin was in the form of the issuance of shares of the Company's common stock at a time when its stock price was much higher than at June 30, 2001. The Company's stock price was approximately $14.375 at the time of the acquisition. At June 30, 2001, the Company's stock price was $1.59. Finally, Simkin was privately held at the time of the acquisition and its fair value was and is subjective and not readily determinable. At the time of the acquisition, market valuations for such a company were at historically high levels. Since the end of the calendar year 2000, stock prices and market valuations in Simkin's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

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

As a result of Semotus' review, management determined that the carrying value of goodwill was not fully recoverable and an impairment charge of $650,000 was taken in the quarter ended June 30, 2001.

--------------------------------------------------------------------------------
                                                                        Page 13

At September 30, 2001, the Company determined that the carrying value of its goodwill and other intangibles are recoverable. The Company will continue to analyze the recoverability of its long-lived assets and assess the need to record impairment losses when impairment indicators are present.

5. GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five-year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the three months and six months ended September 30, 2001, amortization amounted to $340,000 and $680,000 respectively, with accumulated amortization of $1,700,000 at September 30, 2001.

6. REVENUE

The Company derives revenue from its customers as discussed in Footnote 2, "Summary of Significant Accounting Policies: Revenue Recognition". One customer of WizShop in the enterprise and commerce segment accounted for 54% and 36% of the segment's revenues for the three months and six months ended September 30, 2001. The revenues from this customer will continue over the remaining 18 months of the contract. For the three and six months ended September 30, 2000, one customer of FiveStar in the enterprise and commerce segment accounted for approximately 49% of the segment's revenues. Since then, this customer's contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added.

7. OTHER INCOME:

Other income (expense) consists of the following items:

                                  Three Months Ended       Six Months Ended
                                    September 30,           September 30,
 DESCRIPTION                         2001        2000        2001        2000
------------------------------------------------------------------------------
 Owner's fee sales              $(392,250)  $(392,500)  $(784,500)  $(785,000)
 of technology

 Interest on note from
 sales of technology              392,250     392,500     784,500     785,000

 Amortization of
 technology advances               77,810     103,030     157,614     206,060

 Miscellaneous income
 (expense)                         (6,098)          8     (14,748)     (2,633)
                                ---------   ---------   ---------   ---------
 Total other income
 (expense)                      $  71,712   $ 103,038   $ 142,866   $ 203,427
                                =========   =========   =========   =========

8. EARNINGS PER SHARE (EPS) DISCLOSURES:

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

For the six months ended September 30, 2001 and 2000, 7,452,572 potential shares and 6,296,139 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.
--------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES:

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

10. SEGMENT INFORMATION

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three months and six months ended September 30, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic system sales.

Semotus' wireless services segment is its wireless line of business, which focuses in three areas: business to business ("B2B") application service provider ("ASP") solutions, B2B premise-based solutions, and B2C solutions. The Company creates wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP, where Semotus hosts and manages the information on its servers and (ii) premise based, where Semotus installs and engineers the software and information on the customer's servers.

Semotus' enterprise and commerce sales line of business provides online transactional information and sales of products and services. This line of business also serves as the platform for the Company's m-commerce initiatives. The online services include website development and maintenance, sales, marketing, customer retention programs and services, logistics, distribution, and tracking and reporting.

Semotus uses the enterprise and commerce business to add-on wireless products such as alerts to wireless devices, comparative data information and real time messaging.

Semotus' professional services line of business provides customers with online and wireless information and operations consulting, software engineering and training. This line of business provides the software tools and management to install and efficiently run online and wireless operations. The professional and related services business provides Semotus with access to customers who have wireless requirements that can be met with Semotus' wireless solutions.

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

All segment financial information presented is unaudited.


                                                    Professional      Logistic
                                       Wireless    Enterprise and   and related     system     Corporate
                                       Services    commerce sales     services      sales      and other       Total
                                     ------------  ---------------  ------------  ----------  -----------  -------------
As of and for the
Three Months Ended
 September 30, 2001

Revenue                               $  352,793          972,823       144,865     380,564           --    $ 1,851,045
Gross Profit                          $  249,856          213,457        (5,381)    203,618           --    $   661,550
Operating loss*                       $ (143,348)        (259,632)     (134,608)    (74,500)  (2,173,166)   $(2,785,254)
Depreciation and
 Amortization                         $   77,814           39,387        61,758       7,772      801,439    $   988,170
Capital Expenditures                  $    1,430               --            --       4,134           --    $     5,564
Total Assets, September 30, 2001*     $9,556,918        5,470,829     1,058,561   1,348,642    4,653,379    $22,088,329

--------------------------------------------------------------------------------

As of and for the
Six Months Ended
September 30, 2001
Revenue                              $   670,769        1,464,194       440,726     869,641           --    $ 3,445,330
Gross Profit                         $   359,523          342,546       137,419     413,959           --    $ 1,253,447
Operating loss*                      $  (516,400)        (719,176)     (539,594)    (13,661)  (5,111,288)   $(6,900,119)
Depreciation and
 Amortization                        $   160,131           68,867       119,628      13,009    1,627,234    $ 1,988,869
Capital Expenditures                 $    10,820               --            --       5,715           --    $    16,535
Total Assets, September 30, 2001*    $ 9,556,918        5,470,829     1,058,561   1,348,642    4,653,379    $22,088,329

As of and for the
Three Months Ended
September 30, 2000
Revenues                             $   776,592          970,493             --     --              --       $  1,747,085
Gross Profit                         $   384,915          338,718             --     --              --       $    723,633
Operating loss*                      $  (226,199)        (134,214)            --     --      (2,416,973)      $ (2,777,386)
Depreciation and
 Amortization                        $   528,317            5,105             --     --              --       $    533,422
Capital Expenditure                  $   177,314               --             --     --              --       $    177,314
Total Assets, September 30, 2000     $23,910,253        1,973,318             --     --              --       $ 25,883,571

As of and for the
Six Months Ended
 September 30, 2000

Revenues                            $  1,057,813        1,906,545             --     --              --       $  2,964,358
Gross Profit                        $    479,139          608,528             --     --              --       $  1,087,667
Operating loss*                     $   (796,052)        (147,213)            --     --      (4,020,992)      $ (4,964,257)
Depreciation and
Amortization                        $    593,212           10,210             --     --          89,027       $    692,449
Capital Expenditure                 $    314,881               --             --     --              --       $    314,881
Total Assets, September 30, 2000    $ 23,910,253        1,973,318             --     --              --       $ 25,883,571


*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $4,653,379 of assets under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.

11. WIZSHOP.COM

The WizShop relationship started in June 2000 with the negotiation and execution of an agreement for Semotus to build and host an m-commerce wireless platform for WizShop's proprietary online shopping mall. The wireless platform's functionality included wireless alerts, comparison pricing and transaction purchases. In November 2000, as the web-based, online business market weakened, WizShop discontinued the online shopping mall project and refocused its efforts on its core business, building and private labeling online shopping malls for large portals.

Semotus recognized $350,000 of revenues for the engineering work performed under the WizShop agreement in the quarter ended September 30, 2000. The Company also recognized $200,000 in cost of goods sold, and $150,000 in gross profit. Semotus was compensated as follows: (i) 1% of WizShop's equity in the form of common stock, valued at $150,000 and (ii) engineering services, including a shopping website for Semotus' B2C wireless products, which is linked to Semotus' website and to WizShop's large portal customer's shopping websites, valued at the standard engineering costs for WizShop portal customers. Semotus will not recognize the balance of the contract since the project has been discontinued. Semotus maintains the rights to the wireless applications developed for WizShop.

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

OVERVIEW

Semotus is a wireless infrastructure company providing end-to-end mobile data solutions to enterprises for their employees (productivity tools) and their

--------------------------------------------------------------------------------
customers (revenue tools). The Company enables enterprises and consumers to customize, interact with and respond to critical business data utilizing a new generation of wireless devices. Semotus leverages its core patented XpressLink(TM) technology across the high demand vertical markets of finance, medical, e-commerce and field force automation through its modular expansion of this market leading technology, and through acquisitions of established companies providing products and services to which Semotus can contribute value through wireless enhancement.

Semotus' acquisition strategy, pursuant to which the Company acquired six companies through September 30, 2001, focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues.

Semotus is organized into four business segments: wireless services, enterprise and commerce sales, professional and related services, and logistic system sales. In the wireless services segment, Semotus is concentrating on providing consulting and engineering services and turnkey applications for wireless enablement of corporate Intranets, Internet and e-commerce transactions. Semotus' enterprise and commerce sales line of business provides online transactional information and sales of products and services. Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. Finally, the logistic system sales line of business provides customers with proprietary software and complementary hardware and consulting services to satisfy a customer's complete logistical needs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

All financial results for the three months and six months ended September 30, 2000 have been reclassified for the acquisition of FiveStar under the pooling of interests method of accounting. The acquisition was completed in December 2000. (See footnote 3, "Acquisitions - FiveStar Advantage, Inc. and Tech-ni-comm, Inc.")

REVENUES

Revenues for the three months and six months ended September 30, 2001 were $1,851,045 and $3,445,330, respectively, as compared to $1,747,085 and
$2,964,358, respectively, for the three and six months ended September 30, 2000.

The decline in economic activity has affected the financial results of the Company. Capital and consumer spending have weakened and for technology products and services, spending has declined. Nevertheless, even as the technology sector has weakened, Semotus has increased revenues 6.0% and 16.2% in the three and six months ended September 30, 2001 versus 2000. These increases resulted from the addition of professional service contracts at Wares on the Web and system sales at ADA. The revenue increases were offset by declines in sales in the wireless segment and in the enterprise and commerce sales segment. Wireless sales declined from the prior fiscal year due to the completion of a large contract in the last fiscal year and due to the decline in the legacy B2C business. The enterprise and commerce segment revenue decline is substantially the result of the large drop in sales from a FiveStar customer who had decided to fulfill its on-line sales in-house. FiveStar has replaced a portion of this lost revenue through enhanced marketing programs.

Wireless Services

The 55% and 37% decline in revenues in the three and six months ended September 30, 2001 respectively, versus 2000 result from the completion of a large wireless services contract in last year's second fiscal quarter, which did not affect the current year's second fiscal quarter. Other wireless customers have maintained their purchases of Semotus' wireless products and services.

Enterprise and Commerce Sales

The 23% decline in revenues in this segment in the six months ended September 30, 2001 versus 2000 is due to the above mentioned customer loss at FiveStar. A portion of the decline in revenues has been replaced by new customers and FiveStar's current sales are more broadly diversified. The small increase in revenue for the three months ended September 30, 2001 versus 2000 is due to the completion of a large customer loyalty and tracking software contract at WizShop. The contract revenue will be recognized over the remaining 18 month term.
--------------------------------------------------------------------------------

Professional and Related Services

This segment encompasses software and engineering consulting and training and is substantially made up of Wares and Simkin businesses. The revenues are generated from software design and programming, and consulting and training. The revenue derived from Simkin's products will decline over the next 12 months due to the sale of the Kinetidex 2.0 product in the June 30, 2001 quarter.

Logistic System Sales

This is a new segment for Semotus, which is made up of the revenue from ADA, which focuses on the sales of proprietary software and hardware systems that manage the logistics and tracking of assets.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin was essentially the same for the six months ended September 30, 2001 and 2000 at 36% and 37%, respectively. The gross profit margin for the three months ended September 30, 2001 was 36%, which is the same as the margin for the six month period ended September 30, 2001, but down from 41% in the three months ended September 30, 2000. The decline is due to reduced gross margins at FiveStar from the drop in sales of higher margin products. This has been somewhat offset in the three months ended September 30, 2001 and has been offset in the six months ended September 30, 2001 by sales of higher margin wireless products and services and logistic system sales.

Wireless services

The gross profit margin for this segment has increased significantly to 71% from 50% in the three months ended September 30, 2001 versus 2000 and to 54% from 45% in the six months ended September 30, 2001 versus 2000. This increase is the result of a changing product mix: i) increased higher margin sales of enterprise products such as Global Market Pro, ii) the introduction in July of a higher margin version of Hiplink, a field force automation wireless product, and iii) the reduction and discontinuance of lower margin consumer products.

Cost of revenues in this segment principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

Enterprise and commerce sales

The gross profit margin for this segment declined to 22% and 23%, from 35% and 32%, respectively in the three and six month periods ended September 30, 2001 versus 2000, due to the decline in gross margin at FiveStar from the reduced sales with higher gross profit margins of the one customer mentioned previously. This reduced margin was slightly offset by the addition of WizShop and its higher gross margin products, including the contract for the customer loyalty and tracking software.

Professional and related services

The gross profit margin in this segment has declined to 32% in the six months ended September 30, 2001 and to a small negative gross margin in the three months ended September 30, 2001 from the 55% gross profit margin in the last fiscal year ended March 31, 2001. This is due to additional costs incurred to complete and meet deadlines on a software engineering contact at Wares. The cost of revenue in this segment is principally personnel costs related to providing consulting and training services, with some computer hardware costs included for one Wares customer.

Logistic system sales

The gross profit margin for this segment was 54% and 48%, respectively, for the three and six months ended September 30, 2001. The cost of revenues is principally personnel costs related to software programming, consultation and installation of the systems. Also included in the cost of revenues is the computer hardware costs related to each system installation.

--------------------------------------------------------------------------------

OPERATING EXPENSES

Operating expenses declined overall in the three month period ended September 30, 2001 versus the same period in the last fiscal year, but increased in the six month period ended September 30, 2001 versus 2000. Semotus expanded its management and staff in the last fiscal year including the personnel at the six acquired companies. These employees include engineering, sales and marketing. However, during the three months ended September 30, 2001, Semotus has installed a corporate-wide cost reduction and cash management program, which has reduced overall operating expenses. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                            Percentage Increase                              Percentage Increase
                                   Three Months Ended           (Decrease)              Six Months Ended          (Decrease)
                                                            -------------------                              ------------------
                                      September 30                                         September 30
Description                      2001             2000              %                 2001             2000            %
-----------                    ------           -------          ------             -------          -------         -----
Research and
 Development                  $  373,073        $  257,191       45 %              $  897,374        $  541,181         66 %

Sales and
 marketing                       556,740         1,047,776      (47)%               1,357,380         2,119,748        (40)%

General and
 administrative                1,412,310         1,631,338      (13)%               2,969,515         2,638,155         13 %

Net impairment
 of goodwill                          --                --       --                   650,000                --         --

Depreciation and
 amortization                    988,170           533,422      (85)%               1,988,869           692,449        187 %

Stock, option and
 warrant expense                 116,511            31,292      272 %                 290,428            60,391        381 %
                              ----------        ----------      ---                ----------        ----------        ---
Total                         $3,446,804        $3,501,019       (2) %             $8,153,566        $6,051,924         35 %
                              ==========        ==========      ===                ==========        ==========        ===

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring additional engineering personnel, for the development of updates to existing products, such as an equity version of the Global Market Pro(TM) product and the new release of the Company's premise-based wireless product, HiplinkXS.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined principally due to the reduction in general advertising and non-sales supported marketing. There has also been a reduction in marketing personnel as the Company has shifted to emphasizing marketing and sales support for its existing products.

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three months ended September 30, 2001 as personnel and offices were reduced and operating functions were consolidated. The costs increased marginally during the six months ended September 30, 2001 due to increases in administrative personnel and other costs associated with the acquisitions of WizShop and ADA.

The net reduction of goodwill is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000. As noted in footnote 4, "Sale of Technology and Net Impairment of Goodwill", Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was

--------------------------------------------------------------------------------
substantially all common stock. Subsequent to the acquisition, the price of the common stock of Semotus has declined from $14.375 to $0.80 as of September 30, 2001. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

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

The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in the three months and six months ended September 30, 2001 or 2000, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three and six months ended September 30, 2001 and 2000 are primarily interest income from invested cash, interest expense from notes payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (unaudited).

                             Three Months Ended       Six Months Ended
                               September 30,           September 30,
DESCRIPTION                   2001        2000        2001        2000
-----------------------------------------------------------------------
Owner's fee sales
 of technology           $(392,250)  $(392,500)  $(784,500)  $(785,000)

Interest on note from
 sales of technology       392,250     392,500     784,500     785,000

Amortization of
 technology advances        77,810     103,030     157,614     206,060

Miscellaneous income
  (expense)                 (6,098)          8     (14,748)     (2,633)
                         ---------   ---------   ---------   ---------
Total non-operating
 Income                  $  71,712   $ 103,038   $ 142,866   $ 203,427
                         =========   =========   =========   =========

Net Interest Income      $  36,629   $ 197,931   $ 150,522   $ 438,648
                         =========   =========   =========   =========

Interest income declined as less cash was available for investment during this fiscal year's first quarter as compared to last year's first quarter. The two major sources of cash for the three months and six months ended September 30, 2000 were the private placement of Series B Convertible Preferred Stock completed in February 2000 and the exercise of common stock warrants. Amortization of technology advances decreased somewhat, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

--------------------------------------------------------------------------------

The comprehensive loss of $2,693,315 or $(0.16) per share and $6,637,251 or $(0.40) per share for the three months and six months ended September 30, 2001, respectively, compared to $2,483,294 or $(0.16) per share and $4,335,796 or $(0.29) per share for the three months and six months ended September 30, 2000, respectively, were due principally to two factors: (i) a very large increase in non-cash charges from acquisitions including goodwill and impairment, and the amortization of intellectual property, and (ii) an increase in engineering and administrative costs related to the introduction of upgraded wireless products and the management of the acquired companies.

SEGMENT RESULTS

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three and six months ended September 30, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic system sales. (See Footnote 10, "Segment Information" for further information about each of the segments.)

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All segment financial information presented is unaudited.

                                                                    Professional    Logistic
                                       Wireless    Enterprise and   and related      system    Corporate
                                       Services    commerce sales     services       sales     and other       Total
                                     ------------  ---------------  ------------  ----------  -----------  -------------
As of and for the
Three Months Ended
 September 30, 2001

Revenue                              $   352,793          972,823       144,865     380,564           --    $ 1,851,045
Gross Profit                         $   249,856          213,457        (5,381)    203,618           --    $   661,550
Operating loss*                      $  (143,348)        (259,632)     (134,608)    (74,500)  (2,173,166)   $(2,785,254)
Depreciation and
 Amortization                        $    77,814           39,387        61,758       7,772      801,439    $   988,170
Capital Expenditures                 $     1,430               --            --       4,134           --    $     5,564
Total Assets, September 30, 2001*    $ 9,556,918        5,470,829     1,058,561   1,348,642    4,653,379    $22,088,329

As of and for the
Six Months Ended
September 30, 2001

Revenue                              $   670,769        1,464,194       440,726     869,641           --    $ 3,445,330
Gross Profit                         $   359,523          342,546       137,419     413,959           --    $ 1,253,447
Operating loss*                      $  (516,400)        (719,176)     (539,594)    (13,661)  (5,111,288)   $(6,900,119)
Depreciation and
 Amortization                        $   160,131           68,867       119,628      13,009    1,627,234    $ 1,988,869
Capital Expenditures                 $    10,820               --            --       5,715           --    $    16,535
Total Assets, September 30, 2001*    $ 9,556,918        5,470,829     1,058,561   1,348,642    4,653,379    $22,088,329

As of and for the
Three Months Ended
September 30, 2000

Revenues                             $   776,592          970,493            --          --           --    $ 1,747,085
Gross Profit                         $   384,915          338,718            --          --           --    $   723,633
Operating loss*                      $  (226,199)        (134,214)           --          --   (2,416,973)   $(2,777,386)
Depreciation and
 Amortization                        $   528,317            5,105            --          --           --    $   533,422
Capital Expenditure                  $   177,314               --            --          --           --    $   177,314
Total Assets, September 30, 2000     $23,910,253        1,973,318            --          --           --    $25,883,571

As of and for the
Six Months Ended
 September 30, 2000

Revenues                             $ 1,057,813        1,906,545            --          --           --    $ 2,964,358
Gross Profit                         $   479,139          608,528            --          --           --    $ 1,087,677
Operating loss*                      $  (796,052)        (147,213)           --          --   (4,020,992)   $(4,964,257)
Depreciation and
 Amortization                        $   593,212           10,210            --          --       89,027    $   692,449
Capital Expenditure                  $   314,881               --            --          --           --    $   314,881
Total Assets, September 30, 2000     $23,910,253        1,973,318            --          --           --    $25,883,571

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $4,653,379 of assets under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading wireless products although a cash management and cost reduction program has been installed. Further, no major additional cash from financing occurred. However, in the six months ended September 30, 2000 warrants and options were converted to common stock, which provided some cash. The sources and uses of cash are summarized as follows (unaudited):

                                    SIX MONTHS ENDED
                                      SEPTEMBER 30,
                                  2001          2000      Percentage change
                              -----------   -----------   -----------------
Cash used in
operating activities          $(3,629,561)  $(4,681,120)               (22)%

Cash provided by (used in)
investing activities            1,429,937      (474,324)               449 %

Cash (used in) provided by
financing activities             (182,381)    1,931,930               (109)%
                              -----------   -----------               -----
Net decrease in
cash and cash equivalents     $(2,382,005)  $(3,223,514)               (26)%
                              ===========   ===========               =====

Cash used in operating activities consisted principally of a net loss of $6,606,731 offset somewhat by non-cash charges of $1,988,869 of depreciation and amortization and $290,428 of stock based compensation. Further, the impairment of goodwill of $650,000 also offset the net loss. Other operating activities that contributed to offsetting the use of cash were $455,406 in the net change of current assets and current liabilities. This largely resulted from receivable collections of $221,587.

Cash provided from investing activities of $1,429,937 resulted principally from $1,096,472 of cash received, net of assets acquired from the two companies acquired in the period ended June 30, 2001, plus $350,000 from the sale of the Kinetidex technology.

Cash flows from financing activities produced a net decrease in cash of $182,381 which resulted from $194,049 of repayments on notes payable and capital leases offset slightly by $11,668 in cash received from the exercise of stock options.

As of September 30, 2001, the Company had cash and cash equivalents amounting to $5,462,037, a decrease of $2,382,005 from the balance at March 31, 2001. Working capital decreased to $4,005,763 from $7,780,783 at the fiscal 2001 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at September 30, 2001.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed
--------------------------------------------------------------------------------
with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $7,516,582 and other intangible assets is $865,438. Amortization expense for goodwill during the three and six month period ended September 30, 2001 was $549,973 and $1,028,467 respectively. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2001, we had cash and cash equivalents of $5,462,037 and restricted cash of $693,286. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $693,820, at September 30, 2001. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at September 30, 2001.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At September 30, 2001, the cumulative translation loss was $133,056. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended September 30, 2001, the Company issued a total of 32,272 shares of its common stock to suppliers of services to the Company. Additionally, the Company issued 64,947 shares of common stock to Kathleen Wold pursuant to Cross' first year earn-out, as stated in the Merger Agreement between Cross Communications, Inc., Kathleen Wold and Semotus Solutions, Inc.

With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 13, 2001, for the purpose of (1) electing five directors, (2) ratifying the appointment of BDO Seidman, LP, as the Company's independent accountants for the fiscal year ending March 31, 2002, and (3) approving an amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the plan from 3,500,000 shares to 4,345,000 shares. The following summarizes the voting results:

Item (1). Stockholders elected Anthony N. LaPine, Frederick M. Hoar, Charles K. Dargan, II, Jason Pavona and Scott Goodsell each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:


Director                  Votes For   % of Vote    Votes Withheld
--------                  ----------  -----------  --------------
  Anthony N. LaPine       12,641,735       98.6%         173,029
  Frederick M. Hoar       12,674,735       98.9%         139,859
  Charles K. Dargan, II   12,677,497       98.9%         137,267
  Jason Pavona            12,682,270       99.0%         132,494
  Scott Goodsell          12,682,570       99.0%         132,194

Item (2). The appointment of BDO Seidman, LP, as the Company's independent accountants for the fiscal year ending March 31, 2002 was approved.

Votes For (% of shares represented)     Votes Against     Votes Abstained
-----------------------------------     -------------     ---------------

        12,695,005 (74.9%)                  70,547             49,212

Item (3). The amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the Plan from 3,500,000 shares to 4,345,000 shares was approved.

Votes for (% of shares represented)     Votes Against     Votes Abstained
-----------------------------------     -------------     ---------------

        12,154,688 (71.7%)                  543,938           116,137


ITEM 5. OTHER INFORMATION.
          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits

             None

         b) Reports on Form 8-K:

The Company filed an Amended Current Report on Form 8-K/A on July 30, 2001, amending its Current Report on Form 8-K filed on May 30, 2001 pursuant to Item 3 (Acquisition of Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Information and Exhibits).

--------------------------------------------------------------------------------

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.


Date: November 13, 2001             By:/s/ Anthony N. LaPine
                                    Anthony N. LaPine, President and
                                    Chief Executive Officer (Principal
                                    Executive Officer)


                                    By:/s/ Charles K. Dargan, II
                                    Charles K. Dargan, II, Chief Financial
                                    Officer (Principal Financial Officer)
                                    and Director

--------------------------------------------------------------------------------
                                                                         Page 26