Form 10-Q
period 2001-12-31
SEMOTUS SOLUTIONS INC
filed 2002-02-14
CIK 832370

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2001


                         Commission file number: 1-15569

                             SEMOTUS SOLUTIONS, INC.
              ----------------------------------------------------
                 (Exact name of business issuer in its charter)


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

                              Yes [ X ]   No [   ]

There were 17,293,477 shares of the Registrant's Common Stock outstanding as of February 14, 2002.

Transitional Small Business Disclosure Format:     Yes [  ]    No [ X ]


--------------------------------------------------------------------------------
                                                                          Page 1

                             SEMOTUS SOLUTIONS, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


    a.  Consolidated Balance Sheets as of December 31, 2001
        and March 31, 2001                                             3

    b.  Consolidated Statements of Operations and Comprehensive
        Loss for the three and nine month periods ended
        December 31, 2001 and 2000                                     4

    c.  Consolidated Statements of Cash Flows for the nine
        months ended December 31, 2001 and 2000                        5

    d.  Notes to the Consolidated Financial Statements                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING
         MARKET RISK                                                   24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25
ITEM 5.  OTHER INFORMATION                                             25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              25


--------------------------------------------------------------------------------
                                                                          Page 2

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMNTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        December 31
          ASSETS                                            2001            March 31
                                                        (unaudited)           2001
                                                        ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                             $  4,806,447      $  7,844,042
  Restricted cash                                            693,286           694,222
  Trade receivables (net of allowance for doubtful
    accounts of $103,156 at December 31, 2001 and
    $62,887 at March 31, 2001)                               687,286           462,368
  Income and GST tax receivable                                2,976           127,266
  Other receivables                                           75,551           115,716
  Inventory (net of reserve of $238,500 at
  December 31, 2001 and $188,500 at March 31, 2001)          308,773           387,547
  Prepaid expenses                                           136,524           155,959
                                                        ------------      ------------
    Total current assets                                   6,710,843         9,787,120

Property and equipment, net                                  862,760           977,678
Investments                                                     --             151,000
Capitalized contract, net                                    721,198              --
GMP intellectual property, net (Note 5)                    4,760,000         5,780,000

Goodwill, net (Notes 3 and 4)                              7,057,424         4,760,746
Other assets                                                 167,660           313,417
                                                        ------------      ------------
    Total assets                                        $ 20,279,885      $ 21,769,961
                                                        ============      ============
          LIABILITIES
Current liabilities:
  Accounts payable                                      $    962,518      $    626,830
  Accrued expenses and other current liabilities             388,901           228,340
  Notes payable                                              693,401           694,222
  Current portion of capital lease obligations                82,742            38,222
  Current portion of advances on technology sales            218,428           307,390
  Current portion of deferred revenue                      1,363,028           111,333
                                                        ------------      ------------
    Total current liabilities                              3,709,018         2,006,337
Capital lease obligations, net of current portion             68,032            63,447
Advances on technology sales, net of current
 portion                                                     690,786           835,170
Deferred revenue, net of current portion                     250,087              --
                                                        ------------      ------------
Total liabilities                                          4,717,923         2,904,954
                                                        ------------      ------------
Commitments and contingencies (Note 9)

       PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par
 value; $13.00 liquidation value; authorized:
 5,000,000 shares; issued and outstanding: 469,231
 at December 31, 2001 and March 31, 2001                         469               469
Additional paid-in capital                                 5,681,987         5,681,987
                                                        ------------      ------------
Total preferred shareholders' equity                       5,682,456         5,682,456
                                                        ------------      ------------
    COMMON SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized:
 50,000,000 shares; issued and outstanding:
 17,293,477 at December 31, 2001 and 15,903,368
 at March 31, 2001                                           172,935           159,034
Additional paid-in capital                                60,285,752        55,217,626
Accumulated other comprehensive loss                        (139,800)         (102,536)
Notes receivable - related parties                          (877,290)       (1,106,612)
Accumulated deficit                                      (49,562,091)      (40,984,961)
                                                        ------------      ------------
    Total common shareholders' equity                      9,879,506        13,182,551
                                                        ------------      ------------
    Total liabilities, preferred and common
      shareholders' equity                              $ 20,279,885      $ 21,769,961
                                                        ============      ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                               Three Months Ended                   Nine Months Ended
                                                   December 31,                        December 31,
                                              2001              2000              2001              2000
                                          ------------      ------------      ------------      ------------
Revenues:
  Wireless services                       $    346,421      $    324,859      $  1,017,190      $  1,365,086
  Enterprise and commerce sales                604,208           744,273         2,068,402         2,650,818
  Professional and related services            156,302           305,561           597,028           323,147
  Logistic systems sales                       316,662              --           1,186,303              --
                                          ------------      ------------      ------------      ------------
  Total revenue                           $  1,423,593      $  1,374,693      $  4,868,923      $  4,339,051


Cost of revenue:
  Wireless services                            108,785           166,408           420,031           743,324
  Enterprise and commerce sales                412,390           525,410         1,534,038         1,823,427
  Professional and related services             71,050            30,557           374,357            32,315
  Logistic systems sales                       141,567              --             597,249              --
                                          ------------      ------------      ------------      ------------
Total cost of revenue                          733,792           722,375         2,925,675         2,599,066
                                          ------------      ------------      ------------      ------------
Gross Profit                                   689,801           652,318         1,943,248         1,739,985

Operating Expenses:
  (Exclusive of depreciation
    and amortization and stock,
    option and warrant expense)
  Research and development                     317,812           374,665         1,215,186           915,846
  Sales and marketing                          438,683         1,275,002         1,796,063         3,394,750
  General and administrative                   941,793         2,189,722         3,911,308         4,827,877
  Net impairment of goodwill (Note 4)             --                --             650,000              --

  Depreciation & amortization:
   Research and development                     22,605            25,403            72,014            46,242
   General and administrative                  974,068           355,521         2,913,528         1,027,131

  Stock, option and warrant expense:

   Sales and marketing                          21,000              --              63,000              --
   General and administrative                   74,847            37,564           323,275            97,955
                                          ------------      ------------      ------------      ------------
  Total operating expenses                   2,790,808         4,257,877        10,944,374        10,309,801
                                          ------------      ------------      ------------      ------------
  Net loss from operations                  (2,101,007)       (3,605,559)       (9,001,126)       (8,569,816)

Net interest income                             66,082           168,672           216,604           599,060
Other income, net (Note 7)                      64,526            45,915           207,392           257,602
                                          ------------      ------------      ------------      ------------

   Total interest and other
    income                                     130,608           214,587           423,996           856,662

   Net loss                                 (1,970,399)       (3,390,972)       (8,577,130)       (7,713,154)


Other comprehensive loss

  - Translation adjustment                      (6,744)            6,113           (37,264)           (7,501)
                                          ------------      ------------      ------------      ------------
Comprehensive loss                        $ (1,977,143)     $ (3,384,859)     $ (8,614,394)     $ (7,720,655)
                                          ============      ============      ============      ============
Net loss per share:
Basic                                     $       (.11)     $       (.22)     $       (.51)     $       (.51)
Diluted                                   $       (.11)     $       (.22)     $       (.51)     $       (.51)
Weighted average shares
 used in per share
 calculation, basic and
 diluted                                    17,185,991        15,585,819        16,882,685        15,006,031

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                               Nine Months Ended
                                                                    December 31,

                                                            2001             2000
                                                        ------------      ------------
Cash flows from operating activities:
 Net loss                                               $ (8,577,130)     $ (7,713,154)
 Foreign currency translation adjustment                     (37,264)           (7,501)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                           2,985,542         1,073,373
   Compensation expense related to stock
    issued for services                                      386,275            97,955
   Amortization of technology advances                      (233,345)         (266,375)
   Amortization of notes receivable                          255,982           181,445
   Net amortization of contract income                      (500,731)             --
   Non-cash compensation received for service                   --            (150,000)
   Impairment of goodwill                                    650,000              --

Changes in assets and liabilities, net of acquired assets and liabilities due to acquisitions:

    Accounts and other receivables                           151,924          (831,216)
    Inventory                                                 78,774            49,089
    Prepaid expenses and other assets                         34,408           192,074
    Accounts payable                                         149,864           224,217
    Accrued liabilities                                      176,303           (78,792)
    Deferred revenue                                         204,663          (107,658)
                                                        ------------      ------------

 Net cash used in operating activities                    (4,274,735)       (7,336,543)
                                                        ------------      ------------
Cash flows from investing activities:

 Acquisition of property and equipment                       (20,707)         (511,675)
 Cash received from FY 2002 acquisitions, net              1,096,472              --
 Cost of FY 2001 acquisitions, net of cash acquired             --            (196,004)
 Sale of Kinetidex technology                                350,000              --
 Other assets                                                   --              36,561
                                                        ------------      ------------
 Net cash provided by (used in)
  investing activities                                     1,425,765          (671,118)
                                                        ------------      ------------

Cash flows from financing activities:

 Repayment of line of credit                                    --             (37,364)
 Repayment of notes payable                                 (154,283)             --
 Payment on shareholder's loan                                  --             (13,244)
 Repayment of capital lease obligations                      (46,010)           (8,434)
 Proceeds from exercise of options and warrants               11,668         2,017,206
                                                        ------------      ------------
 Net cash (used in) provided by financing
  activities                                                (188,625)        1,958,164
                                                        ------------      ------------

Net decrease in cash and cash equivalents                 (3,037,595)       (6,049,497)
Cash and cash equivalents, beginning of the period         7,844,042        16,360,776
                                                        ------------      ------------
Cash and cash equivalents, end of the period            $  4,806,447      $ 10,311,279
                                                        ============      ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 5

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                               Nine Months Ended December 31,
                                                    2001           2000
                                                 ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                           $   66,574     $   68,154
                                                 ==========     ==========
Cash paid for income taxes                       $    5,190     $    1,600
                                                 ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Non-cash purchase consideration from
   acquisition of ISS, Inc. through the
   issuance of common stock                      $     --       $1,671,750
                                                 ==========     ==========

  Non-cash purchase consideration from
   acquisition of Cross Communications, Inc.
   and Simkin, Inc. through the issuance
   of common stock                               $     --       $2,753,900
                                                 ==========     ==========
  Consideration in connection with
   40,000 common stock warrants to
   obtain option to repurchase license
   technology                                    $     --       $  217,000
                                                 ==========     ==========

  Issuance of 800,000 common stock
   warrants to obtain GMP Intellecutal
   Property                                      $     --       $6,800,000
                                                 ==========     ==========

  Common stock issued for services               $  386,275     $   97,955
                                                 ----------     ----------

  Preferred stock converted to common
   stock                                         $     --       $      600
                                                 ----------     ----------

  Non-cash purchase consideration for the
   acquisition of Wizshop, Inc. and
   Application Design Associates, Inc.
   through the issuance of common stock          $4,666,000     $     --
                                                 ==========     ==========

  Additional non-cash purchase consideration
   paid to shareholder of Cross
   Communications, Inc. pursuant to the
   first year performance criteria of the
   Merger Agreement                              $   18,086     $     --
                                                 ----------     ----------

  Property and equipment obligations
   under capital leases, net                     $  122,971     $   62,136
                                                 ==========     ==========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 6

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

Semotus' acquisition strategy, pursuant to which the Company has acquired six companies through December 31, 2001, focuses on companies in target markets that have a significant customer base and meaningful revenues. From this foundation, Semotus intends to strengthen and enhance the existing revenues and then provide wireless solutions to further enhance and grow revenues. See Note 3, "Acquisitions".

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries (see footnote 3, "Acquisitions"). The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations and comprehensive loss for the three months and nine months ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended December 31, 2001 have been prepared by the Company, without audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

All financial data and share data in this Form 10-Q give retroactive effect to the 2 for 1 stock split which was effected on April 27, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These

--------------------------------------------------------------------------------
                                                                          Page 7
policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

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

--------------------------------------------------------------------------------
                                                                          Page 8

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

COMPREHENSIVE INCOME (LOSS):

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company in the third

--------------------------------------------------------------------------------
                                                                          Page 9
quarter of fiscal year 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items to be included, which are excluded from net income
(loss), include foreign currency translation adjustments.

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

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in November 2001, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the three and nine month periods ended December 31, 2001, the effect was immaterial.

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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill is $7,057,424 and other intangible assets is $721,198. Amortization expense for goodwill during the three and nine month periods ended December 31, 2001 was $459,156 and $1,396,449, respectively. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

--------------------------------------------------------------------------------
                                                                         Page 10

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. At this time, the Company does not expect that the implementation of SFAS 143 will have any material impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 144 on the Company's financial position and result of operations could be material.

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

--------------------------------------------------------------------------------
                                                                         Page 11

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

                                                      Nine Months Ended

                           Three Months Ended            December 31,
                            December 31, 2000        2001             2000
                           ------------------   ------------------------------
                               (Unaudited)        (Unaudited)      (Unaudited)


Revenue:                      $  2,653,029      $  5,007,772      $  6,262,316
Net Loss:                     $ (4,247,457)     $ (8,566,277)     $(10,840,784)
Net Loss per share- basic
 and diluted                  $      (0.25)     $      (0.51)     $      (0.67)

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

--------------------------------------------------------------------------------
                                                                         Page 12

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

At December 31, 2001, the Company determined that the carrying value of its goodwill and other intangibles are recoverable. The Company will continue to analyze the recoverability of its long-lived assets and assess the need to record impairment losses when impairment indicators are present.

5. GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Sholes pricing model amounted to $6,800,000 and is being amortized to expense over a five-year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the three months and nine months ended December 31, 2001, amortization amounted to $340,000 and $1,020,000 respectively, with accumulated amortization of $2,040,000 at December 31, 2001.

6. REVENUE

The Company derives revenue from its customers as discussed in Footnote 2, "Summary of Significant Accounting Policies: Revenue Recognition". One customer of WizShop in the enterprise and commerce segment accounted for 41% and 38% of the segment's revenues for the three months and nine months ended December 31, 2001. The revenues from this customer will continue over the remaining 15 months of the contract. For the three and nine months ended December 31, 2000, one customer of FiveStar in the enterprise and commerce segment accounted for approximately 7.5% and 25% respectively of the Company's revenues. Since then, this customer's contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added.

7. OTHER INCOME:

Other income (expense) consists of the following items:

--------------------------------------------------------------------------------
                                                                         Page 13

                           Three Months Ended            Nine Months Ended
                               December 31,                 December 31,
DESCRIPTION                 2001          2000           2001          2000
-----------             -----------   -----------    -----------   -----------
Owner's fee sales       $  (392,250)  $  (392,250)   $(1,176,750)  $(1,176,750)
of technology

Interest on note from
sales of technology         392,250       392,250      1,176,750     1,176,750

Amortization of
technology advances          75,731        60,315        233,345       266,375

Miscellaneous expense       (11,205)      (14,400)       (25,953)       (8,773)
                        -----------   -----------    -----------   -----------
Total other income      $    64,526   $    45,915    $   207,392   $   257,602
                        ===========   ===========    ===========   ===========

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

For the nine months ended December 31, 2001 and 2000, 7,319,276 potential shares and 6,193,164 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

10. SEGMENT INFORMATION

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three months and nine months ended December 31, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

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

--------------------------------------------------------------------------------
                                                                         Page 14

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


                                                                   Professional      Logistic

                                     Wireless     Enterprise and    and related       system        Corporate
                                     Services     commerce sales     services          sales        and other         Total
                                   ------------    ------------    ------------    ------------    ------------    ------------
As of and for the
Three Months Ended
 December 31, 2001

Revenue                            $    346,421         604,208         156,302         316,662            --      $  1,423,593
Gross Profit                       $    237,636         191,818          85,252         175,095            --      $    689,801
Operating loss*                    $   (122,550)        (47,035)         33,737        (119,979)     (1,845,180)   $ (2,101,007)
Depreciation and
 Amortization                      $     73,742          38,261          77,122           8,393         799,155    $    996,673
Capital Expenditures               $      4,172            --              --              --              --      $      4,172
Total Assets, December 31, 2001*   $  8,797,980       4,979,388         930,871       1,417,831       4,153,816    $ 20,279,885

As of and for the
Nine Months Ended
December 31, 2001

Revenue                            $  1,017,190       2,068,401         597,029       1,186,303            --      $  4,868,923
Gross Profit                       $    597,159         534,364         222,671         589,054            --      $  1,943,248
Operating loss*                    $   (638,950)       (766,211)       (505,857)       (133,640)     (6,956,468)   $ (9,001,126)
Depreciation and
 Amortization                      $    233,873         107,127         196,751          21,402       2,426,389    $  2,985,542
Capital Expenditures               $     14,992            --              --             5,715            --      $     20,707
Total Assets, December 31, 2001*   $  8,797,980       4,979,388         930,871       1,417,831       4,153,816    $ 20,279,885



As of and for the
Three Months Ended
 December 31, 2000

Revenues                           $    324,859         744,273         305,561            --              --      $  1,374,693
Gross Profit                       $    158,451         218,863         275,004            --              --      $    652,318
Operating loss*                    $   (417,884)       (234,584)       (159,502)           --        (2,793,589)   $ (3,605,559)
Depreciation and
 Amortization                      $     38,513           7,128          13,222            --           322,061    $    380,924
Capital Expenditure                $    196,794            --              --              --              --      $    196,794
Total Assets, December 31, 2000*   $ 13,374,176       1,767,041       3,343,107            --         5,938,539    $ 24,422,862

As of and for the
Nine Months Ended
 December 31, 2000

Revenues                           $  1,365,086       2,650,818         323,147            --              --      $  4,339,051
Gross Profit                       $    621,762         827,391         290,832            --              --      $  1,739,985
Operating loss*                    $ (1,185,619)       (381,797)       (156,125)           --        (6,846,275)   $ (8,569,816)
Depreciation and
 Amortization                      $     77,658          17,338          13,222            --           965,155    $  1,073,373
Capital Expenditure                $    511,675            --              --              --              --      $    511,675
Total Assets, December 31, 2000*   $ 13,374,175       1,767,041       3,343,107            --         5,938,539    $ 24,422,862


* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $4,153,816 and $5,938,539 of assets at December 31, 2001 and 2000 respectively under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.


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

--------------------------------------------------------------------------------
                                                                         Page 15

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

12. SUBSEQUENT EVENT - STRATEGIC INVESTMENT IN ADA

On January 18, 2002 the Global Beverage Group "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary. GBG is now a 49% shareholder in ADA.

For its 49% stock purchase, GBG paid $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. Additionally, as part of the transaction, GBG assumed a personal loan of the President of ADA and received the 250,000 shares of Semotus stock securing the loan. GBG has also received 5 year warrants exercisable into 150,000 shares of Semotus stock.

At the end of 15 months, GBG has the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash or (ii) return of the 250,000 shares of common stock received for assuming the personal loan. These shares also carry a price guaranty, for which Semotus could issue up to an additional 250,000 shares (see footnote 3, "Acquisitions - Application Design Associates, Inc.")

Global Beverage Group's suite of products are designed to streamline the entire order-to-cash cycle for wholesalers that provide direct delivery of products to stores, offices and homes. The company's solutions are designed to handle complex order management, customer service and distribution logistics such as direct-store-delivery, direct-home-delivery, mobile workforces and vendor managed inventory.

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

Semotus has focused its operational and financial efforts into reducing its net loss and its cash burn. Significant cost reduction programs have been instituted and the Company has consolidated and centralized its operating units. Further, Semotus has eliminated non-margin revenues and customers that were not cost effective to manage.

--------------------------------------------------------------------------------
                                                                         Page 16

As a result of the operating improvements, the net loss declined to $1,970,399 from $3,390,972 and to $0.11 per share from $0.22 per share in the three months ended December 31, 2001 versus 2000. Likewise, the overall cash decline was reduced to $3,037,595 from $6,049,497 in the nine months ended December 31, 2001 versus 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues for the three months and nine months ended December 31, 2001 were $1,423,593 and $4,868,923, respectively, as compared to $1,374,693 and
$4,339,051, respectively, for the three and nine months ended December 31, 2000.

Notwithstanding the decline in economic activity and the weakening of capital and consumer spending for technology products and services, Semotus has increased revenues 3.5% and 12.2% in the three and nine months ended December 31, 2001 versus 2000. These increases resulted from the addition of system integration sales at ADA and for the nine months ended December 31, 2001, additional professional services contracts at Wares. The revenue increases were offset by declines in sales in the wireless segment and in the enterprise and commerce sales segment over the last nine months. Wireless sales marginally increased in the three month period, but declined in the nine month period from the prior fiscal year due to the completion of a large contract in the last fiscal year and due to the declines in sales of consumer products, offset by increases in sales of field force automation products. The enterprise and commerce segment revenue decline is substantially the result of the large drop in sales from a FiveStar customer who had decided to fulfill its on-line sales in-house. FiveStar has replaced a portion of this lost revenue through enhanced marketing programs.

Wireless Services

The 6.6% increase in revenues in the three months ended December 31, 2001 versus 2000 is due to the increased sales of the newest version of Hiplink XS, Semotus' field force automation product. The 25.5% decline in revenues in the nine months ended December 31, 2001 versus 2000 results from the completion of a large wireless services contract in the last fiscal year, which did not affect the current fiscal year.

Enterprise and Commerce Sales

The 18.8% and 22.0% decline in revenues in the three months and nine months ended December 31, 2001 versus 2000 is largely due to above mentioned customer loss at Five Star. Although the lost customers have been replaced by new customers, this has not been sufficient to offset all of the decline in revenues. Further, Five Star has been affected by a decline in consumer spending in fiscal year 2002 as the economy has been in a recession.

Professional and Related Services

The 84.8% increase in revenues in the nine months ended December 31, 2001 versus 2000 is due to additional professional service contracts at Wares. Additionally, Wares revenues are only included from the acquisition date in mid-November 2000 in the last fiscal year. The 48.9% decline in revenues in the three months ended December 31, 2001 versus 2000 is directly the result of the sale of Simkin's Kinetidex 2.0 product in June 2001. Simkin's revenues will remain at lower levels for the remainder of this fiscal year.

Logistic System Sales

This is a new segment for Semotus, which is made up of the revenue from ADA, which focuses on the sales of proprietary software and hardware systems that manage the logistics and tracking of assets.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased slightly to 48.5% from 47.5% in the three months ended December 31, 2001 versus 2000 and it was essentially the same in the nine months ended December 31, 2001 versus 2000 at 39.9% versus 40.1% respectively. The increase is the result of changes in product mix from lower margin enterprise and commerce segment product to higher margin wireless and logistic system segment

--------------------------------------------------------------------------------
                                                                         Page 17
products. This product mix enhancement, when combined with increased sales, has improved the overall gross profit margin in the third quarter of fiscal year 2002. The product mix shift is not as pronounced in the nine months ended December 31, 2001, as the changes occurred mostly in the three month period ended December 31, 2001.

Wireless services

The gross profit margin for this segment has increased significantly to 68.6% from 48.8% in the three months ended December 31, 2001 versus 2000 and to 58.7% from 45.6% in the nine months ended December 31, 2001 versus 2000. This increase is the result of a changing product mix: i) increased higher margin sales of enterprise products such as Global Market Pro, ii) the introduction in July of a higher margin version of Hiplink, a field force automation wireless product, and
iii) the reduction and discontinuance of lower margin consumer products.

Cost of revenues in this segment principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

Enterprise and commerce sales

The gross profit margin for this segment increased to 31.8% from 29.4% in the three month period ended December 31, 2001 versus 2000, due to the addition of WizShop and its higher gross margin products, including the contract for the customer loyalty and tracking software. The gross profit margin declined to 25.8% from 31.2% in the nine months ended December 31, 2001 versus 2000 due to the decline in gross margin at FiveStar from the reduced sales with higher gross profit margins of the one customer mentioned previously. Further, the decline in consumer spending has shifted the product mix to lower margin items.

Professional and related services

The gross profit margin in this segment has declined to 54.5% and 37.3% in the three and nine months ended December 31, 2001 from approximately 90% gross profit margin in the same three and nine month periods of the last fiscal year due to different allocations of costs pre-and-post acquisition in November 2000. Additionally, the gross profit declined due to additional costs incurred to complete and meet deadlines on a software engineering contact at Wares.

The cost of revenue in this segment is principally personnel costs related to providing consulting and training services, with some computer hardware costs included for one Wares customer.

Logistic system sales

The gross profit margin for this segment was 55.3% and 49.7%, respectively, for the three and nine months ended December 31, 2001. The cost of revenues is principally personnel costs related to software programming, consultation and installation of the systems. Also included in the cost of revenues is the computer hardware costs related to each system installation.

OPERATING EXPENSES

Operating expenses declined overall in the three month period ended December 31, 2001 versus the same period in the last fiscal year, but increased slightly in the nine month period ended December 31, 2001 versus 2000. Semotus expanded its management and staff in the last fiscal year including the personnel at the six acquired companies. These employees include engineering, sales and marketing. However, during the three months ended September 30, 2001 and extending into the three months ended December 31, 2001, Semotus has installed a corporate-wide cost reduction and cash management program, which has significantly reduced overall operating expenses. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

--------------------------------------------------------------------------------
                                                                         Page 18


                                                  Percentage Increase                             Percentage Increase
                          Three Months Ended          (Decrease)           Nine Months Ended          (Decrease)
                              December 31         -------------------         December 31,        -------------------
Description               2001            2000             %              2001            2000             %
-----------------     -----------     -----------     -----------     -----------     -----------     -----------
Research and
 development          $   317,812     $   374,665           (15.2)%   $ 1,215,186     $   915,846            32.7%

Sales and
 marketing                438,683       1,275,002           (65.6)%     1,796,063       3,394,750           (47.1)%

General and
 administrative           941,793       2,189,722           (57.0)%     3,911,308       4,827,877           (19.0)%

Net impairment
 of goodwill                 --              --                           650,000            --              --

Depreciation and
 amortization             996,673         380,924           161.7%      2,985,542       1,073,373           178.2%

Stock, option and
 warrant expense           95,847          37,564           155.2%        386,275          97,955           294.3%
                      -----------     -----------     -----------     -----------     -----------     -----------
Total                 $ 2,790,808     $ 4,257,877           (34.5)%   $10,944,374     $10,309,801             6.2%
                      ===========     ===========     ===========     ===========     ===========     ===========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs for the nine months ended December 31, 2001 is due principally to hiring additional engineering personnel, for the development of updates to existing products, such as an equity version of the Global Market Pro(TM) product and the new release of the Company's premise-based wireless product, HiplinkXS. In the three months ended December 31, 2001, much of the development work for these products has been completed which has reduced research and development expenses.

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

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three and nine months ended December 31, 2001 as personnel and offices were reduced and operating functions were consolidated.

The net reduction of goodwill is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000. As noted in footnote 4, "Sale of Technology and Net Impairment of Goodwill", Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was substantially all common stock. Subsequent to the acquisition, the price of the common stock of Semotus has declined from $14.375 to $0.75 as of December 31, 2001. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The increase in this expense is primarily the result of the amortization of goodwill from the Company's acquisitions and the amortization associated with the warrants awarded to Chase in connection with Global Market Pro.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities.

--------------------------------------------------------------------------------
                                                                         Page 19

The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in the three months and nine months ended December 31, 2001 or 2000, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three and nine months ended December 31, 2001 and 2000 are primarily interest income from invested cash, interest expense from notes payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in other income (unaudited).

                           Three Months Ended            Nine Months Ended
                               December 31,                 December 31,
DESCRIPTION                 2001          2000           2001          2000
-----------             -----------   -----------    -----------   -----------
Owner's fee sales
  of technology         $  (392,250)  $  (392,250)   $(1,176,750)  $(1,176,750)

Interest on note from
  sales of technology       392,250       392,250      1,176,750     1,176,750

Amortization of
  technology advances        75,731        60,315        233,345       266,375

Miscellaneous expense       (11,205)      (14,400)       (25,953)       (8,773)
                        -----------   -----------    -----------   -----------
Total non-operating
 income                 $    64,526   $    45,915    $   207,392   $   257,602
                        ===========   ===========    ===========   ===========

Net Interest Income     $    66,082   $   168,672    $   216,604   $   599,060
                        ===========   ===========    ===========   ===========

Net Interest income declined as less cash was available for investment during the three and nine month periods ended December 31, 2001 versus 2000. The major source of cash for the three months and nine months ended December 31, 2000 was the exercise of common stock warrants and options. Amortization of technology advances decreased somewhat in the nine months ended December 31, 2001, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

The 41.6% reduction in the comprehensive loss of $1,977,143 or $(0.11) per share for the three months ended December 31, 2001, compared to $3,384,859 or $(0.22) per share for the three months ended December 31, 2000, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units. The comprehensive loss of $8,614,394 or $(0.51) per share in the nine months ended December 31, 2001 as compared to $7,720,655 or $(0.51) per share in the nine months ended December 31, 2000 was due primarily to two factors: (i) a very large increase in non-cash charges from acquisitions including goodwill and impairment, and the amortization of intellectual property, and (ii) an increase in engineering costs related to the introduction of upgraded wireless products.

SEGMENT RESULTS

Due to additional businesses resulting from the acquisitions, Semotus began reporting segment information in the fourth quarter of the fiscal year ended March 31, 2001. The Company has reclassified the three and nine months ended December 31, 2000 for comparison purposes, although Semotus did not have separate segments at that time.

--------------------------------------------------------------------------------
                                                                         Page 20

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


                                                                   Professional      Logistic

                                     Wireless     Enterprise and    and related       system         Corporate
                                     Services     commerce sales     services          sales         and other         Total
                                   ------------    ------------    ------------    ------------    ------------    ------------
As of and for the
Three Months Ended
 December 31, 2001

Revenue                            $    346,421         604,208         156,302         316,662            --      $  1,423,593
Gross Profit                       $    237,636         191,818          85,252         175,095            --      $    689,801
Operating loss*                    $   (122,550)        (47,035)         33,737        (119,979)     (1,845,180)   $ (2,101,007)
Depreciation and
 Amortization                      $     73,742          38,261          77,122           8,393         799,155    $    996,673
Capital Expenditures               $      4,172            --              --              --              --      $      4,172
Total Assets, December 31, 2001*   $  8,797,980       4,979,388         930,871       1,417,831       4,153,816    $ 20,279,885

As of and for the
Nine Months Ended
December 31, 2001

Revenue                            $  1,017,190       2,068,401         597,029       1,186,303            --      $  4,868,923
Gross Profit                       $    597,159         534,364         222,671         589,054            --      $  1,943,248
Operating loss*                    $   (638,950)       (766,211)       (505,857)       (133,640)     (6,956,468)   $ (9,001,126)
Depreciation and
 Amortization                      $    233,873         107,127         196,751          21,402       2,426,389    $  2,985,542
Capital Expenditures               $     14,992            --              --             5,715            --      $     20,707
Total Assets, December 31, 2001*   $  8,797,980       4,979,388         930,871       1,417,831       4,153,816    $ 20,279,885



As of and for the
Three Months Ended
 December 31, 2000

Revenues                           $    324,859         744,273         305,561            --              --      $  1,374,693
Gross Profit                       $    158,451         218,863         275,004            --              --      $    652,318
Operating loss*                    $   (417,884)       (234,584)       (159,502)           --        (2,793,589)   $ (3,605,559)
Depreciation and
 Amortization                      $     38,513           7,128          13,222            --           322,061    $    380,924
Capital Expenditure                $    196,794            --              --              --              --      $    196,794
Total Assets, December 31, 2000*   $ 13,374,176       1,767,041       3,343,107            --         5,938,539    $ 24,422,862

As of and for the
Nine Months Ended
 December 31, 2000

Revenues                           $  1,365,086       2,650,818         323,147            --              --      $  4,339,051
Gross Profit                       $    621,762         827,391         290,832            --              --      $  1,739,985
Operating loss*                    $ (1,185,619)       (381,797)       (156,125)           --        (6,846,275)   $ (8,569,816)
Depreciation and
 Amortization                      $     77,658          17,338          13,222            --           965,155    $  1,073,373
Capital Expenditure                $    511,675            --              --              --              --      $    511,675
Total Assets, December 31, 2000*   $ 13,374,175       1,767,041       3,343,107            --         5,938,539    $ 24,422,862


* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $4,153,816 and $5,938,539 of assets at December 31, 2001 and 2000 respectively, of assets under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product.


LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 49.8%. In the nine months ended December 31, 2000 warrants and options were converted to common stock, which provided cash and which has been reduced significantly in the nine months ended December 31, 2001. The sources and uses of cash are summarized as follows (unaudited):

--------------------------------------------------------------------------------
                                                                         Page 21

                                        NINE MONTHS ENDED
                                           DECEMBER 31,
                                      2001             2000
                                  -----------      -----------
Cash used in
operating activities              $(4,274,735)     $(7,336,543)

Cash provided by (used in)
investing activities                1,425,765         (671,118)

Cash (used in) provided by
financing activities                 (188,625)       1,958,164
                                  -----------      -----------
Net decrease in
cash and cash equivalents         $(3,037,595)     $(6,049,497)
                                  ===========      ===========

Cash used in operating activities consisted principally of a net loss of $8,577,130 offset somewhat by non-cash charges of $2,985,542 of depreciation and amortization and $386,275 of stock based compensation. Further, the impairment of goodwill of $650,000 also offset the net loss. Other operating activities that contributed to offsetting the use of cash were $795,936 in the net change of current assets and current liabilities. This largely resulted from receivable collections of $151,924 and increases in accounts payable of $149,864 and accrued liabilities of $176,303.

Cash provided from investing activities of $1,425,765 resulted principally from $1,096,472 of cash received, net of assets acquired from the two companies acquired in the period ended June 30, 2001, plus $350,000 from the sale of the Kinetidex technology.

Cash flows from financing activities produced a net decrease in cash of $188,625 which resulted from $200,293 of repayments on notes payable and capital leases offset slightly by $11,668 in cash received from the exercise of stock options.

As of December 31, 2001, the Company had cash and cash equivalents amounting to $4,806,447, a decrease of $3,037,595 from the balance at March 31, 2001. Working capital decreased to $3,001,825 from $7,780,783 at the fiscal 2001 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at December 31, 2001.

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

--------------------------------------------------------------------------------
                                                                         Page 22

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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill is $7,057,424 and other intangible assets is $721,198. Amortization expense for goodwill during the three and nine month period ended December 31, 2001 was $459,156 and $1,396,449 respectively. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. At this time, the Company does not expect that the implementation of SFAS 143 will have any material impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The

--------------------------------------------------------------------------------
                                                                         Page 23
impact of adopting SFAS 144 on the Company's financial position and result of operations could be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2001, we had cash and cash equivalents of $4,806,447 and restricted cash of $693,286. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $693,401, at December 31, 2001. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at December 31, 2001.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At December 31, 2001, the cumulative translation loss was $139,800. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended December 31, 2001, the Company issued a total of 245,697 shares of its common stock to suppliers of services to the Company or to settle certain liabilities of the Company.

With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information

--------------------------------------------------------------------------------
                                                                         Page 24
concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a) Exhibits

                  Exhibit 2.1 - Common Stock Purchase Agreement by and among Application Design Associates, Inc., John Hibben and 2007978 Ontario, Inc. dated January 18, 2002.

                  Exhibit 2.2 - Agreement to Amend the Merger Agreement and Employment Agreement by and among Semotus Solutions, Inc., Application Design Associates, Inc., and John Hibben dated January 18, 2002.


                  Exhibit 4.1 - Warrant to purchase 150,000 shares of Semotus' common stock issued to 2007978 Ontario, Inc. dated January 18, 2002

          b) Reports on Form 8-K:

                  None.


--------------------------------------------------------------------------------
                                                                         Page 25

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.




Date: February 14, 2002             By: /s/ Anthony N. LaPine
                                        --------------------------------------
                                        Anthony N. LaPine, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)




                                    By: /s/ Charles K. Dargan, II
                                        --------------------------------------
                                        Charles K. Dargan, II, Chief Financial
                                        Officer (Principal Financial Officer)
                                        and Director


--------------------------------------------------------------------------------
                                                                         Page 26