Form 10-K
period 2002-03-31
SEMOTUS SOLUTIONS INC
filed 2002-07-01
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2002

                         Commission file number: 1-15569

                             SEMOTUS SOLUTIONS, INC.
                 ----------------------------------------------
             (Exact name or Registrant as specified in its Charter)

           Nevada                                          36-3574355
----------------------------                        -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

          1735 Technology Drive, Suite 790, San Jose, California 95110
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 367-1700
                           ---------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant's revenues for its most recent fiscal year were $6,107,095.

As of June 20, 2002, 17,243,723 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $5,680,000.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for Annual Meeting of Shareholders to be held on September 17, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             SEMOTUS SOLUTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2002
                                      INDEX


                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................   2

Item 2   Properties..................................................   15

Item 3   Legal Proceedings...........................................   16

Item 4   Submission of Matters to a Vote of Security Holders.........   16


                                  PART II
Item 5   Market for the Company's Common Equity and Related Security
         Holder Matters..............................................   16

Item 6   Selected Financial Data.....................................   18

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   18

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   30

Item 8   Financial Statements and Supplementary Data.................   31

Item 9   Change In and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   31


                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   31

Item 11  Executive Compensation......................................   31

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   31

Item 13  Certain Relationships and Related Transactions..............   31


                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   31


THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS ANTICIPATE, BELIEVE, ESTIMATE, INTEND, MAY, WILL, AND EXPECT AND SIMILAR EXPRESSIONS AS THEY RELATE TO SEMOTUS SOLUTIONS, INC. (SEMOTUS OR COMPANY) OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS. SEMOTUS UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART 1

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

Semotus is a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. Semotus helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. The Company's products serve such vertical markets as workforce automation and financial services. Semotus' enterprise application software provides mobility, convenience, efficiency and improves profitability.

For more information please go to our website at http://www.semotus.com.

RECENT DEVELOPMENTS

Centralization and Consolidation Plan

At the end of this fiscal year 2002, Semotus determined that the economy would continue in a weak recovery and that the market for technology products would stay anemic. Accordingly, the Company has centralized and consolidated its organization and its operations. The headcount has been reduced 51% from March 31, 2001 and as a result, engineering, sales and marketing and administrative costs have been reduced and centralized. The overall Semotus organization has eliminated redundant positions and functions while improving the sales effort through utilizing existing customer relationships to shorten the sales cycle.

Semotus has organized its operations around two core lines of business, while maintaining but de-emphasizing its other operations: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) workforce automation with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

Logistic systems, largely Application Design Associates, Inc.'s (ADA's) products and services, continue as part of Semotus' wireless and mobile strategy. ADA develops and licenses proprietary software that gives enterprises a total solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing while interfacing with existing corporate business functions and ERP solutions. This field force automation software provides Semotus with a unique platform for its wireless productivity enhancement tools such as Hiplink. In January 2002, Global Beverage Group (GBG), a Canadian-based direct store delivery consortium, completed a strategic investment in ADA and is now a 49% shareholder in ADA (see "Significant Events").

As for Semotus' other segments, professional services and the enterprise and commerce segment, certain of the operations have been further consolidated and reduced through the elimination of unprofitable contracts and services. In professional services, Simkin's Kinetidex 2.0 product was sold to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Simkin maintains modest amounts of business through continuing software training and some replacement software sales. Unprofitable professional service contracts at Wares On the Web have also been eliminated. However, Wares continues one significant contract with a sports product distributor that emphasizes web site development and online sales.

M-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce business with the reduction of unprofitable products and services in that segment. At Wares on the Web, one e-commerce customer remains and at WizShop, while there is still some small monthly sponsorship and advertising revenue, the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations will be closed as the market for e-fulfillment is currently unprofitable. So while Semotus maintains a reduced m-commerce and e-commerce presence, it has de-emphasized the e-fulfillment portion of that business. (See "Significant Events".)

SIGNIFICANT EVENTS

Semotus acquired WizShop.com, Inc. on May 7, 2001. WizShop builds and maintains outsourced e-commerce environments, as well as creates online sales and merchandising programs for its clients through its sales and marketing initiatives. As of the end of this fiscal year, the e-commerce market had declined significantly and most of WizShop's operations have been absorbed and consolidated. Semotus has decided to de-emphasize the e-commerce and m-commerce business.

On May 15, 2001, Semotus completed the acquisition of Application Design Associates, Inc. (ADA). On January 18, 2002, GBG became a 49% investor in ADA. In April 2003, GBG has the option to purchase Semotus' 51% ownership of ADA. (See Note 25 to the Financial Statements, "Strategic Investment in ADA"). Global Beverage Group's suite of products is designed to streamline the entire order-to-cash cycle for wholesalers that provide direct delivery of products to stores, offices and homes. GBG's solutions are designed to handle complex order management, customer service and distribution logistics such as direct-store-delivery, direct-home-delivery, mobile workforce and vendor managed inventory.

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services.

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

OVERVIEW

Semotus focuses its enterprise application software strategy in target markets where there are significant growth opportunities and an existing strong customer base that is adopting mobile and wireless technology. Customer penetration and product acceptance are paramount to the Semotus formula. While the Company continues to improve and maintain its market leading technology, Semotus molds its products for market acceptance. Through strong customer relationships and market knowledge, Semotus blends its technology into readily identifiable and sellable products and services.

TARGET MARKETS

Enterprises are adopting mobile and wireless software solutions in order to increase their employees' productivity and customer satisfaction. Semotus' technology can service any enterprise in any market segment; however, the Company has chosen to focus in two areas that the Company believes project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. Those segments are: field and automation services and financial services.

FIELD AND AUTOMATION SERVICES (WORKFORCE AUTOMATION): Semotus addresses the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communications, order status, access to corporate databases and customer billing. By having remote access to technical information, inventory status and corporate databases, the field service worker's productivity increases. Therefore mobile and wireless software solutions are becoming a critical component of many enterprises today.

FINANCIAL SERVICES: Mobile and wireless software services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. Wireless data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them a competitive advantage. It is for this reason that Semotus developed Global Market Pro(TM) with J.P. Morgan Chase. Global Market Pro is an advanced wireless application designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets. A new product, the Equity Market Pro, was developed from the GMP platform and is designed for equity traders and salesmen who have a real-time need for equity market information. The Equity Market Pro is marketed to the same financial institutions as the Global Market Pro.

SERVICES AND PRODUCTS

In fiscal year 2002, Semotus offered its services and products through its four major lines of business: (i)enterprise application software, (ii) enterprise and commerce sales (iii) professional and related services and (iv) logistic systems. At the end of the fiscal year, Semotus determined to centralize and consolidate its operations into the enterprise application software and logistic systems businesses (See "Centralization and Consolidation Plan").

Enterprise Application Software

Enterprise application software connects employees to critical business systems, information, and processes. It helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles through the immediate access to mission critical information in a mobile environment. The Company creates mobile and wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP-based, where Semotus hosts and manages the information on its servers and (ii) premise based where Semotus installs and engineers the software and information on the customer's servers.

Global Market Pro

Global Market Pro(TM), is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. Semotus developed Global Market Pro in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division. The application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, Global Market Pro is capable of advanced customization based on the unique preferences of each individual.

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

Equity Market Pro

Equity Market Pro is an enterprise application built for the institutional equity trader using the Global Market Pro financial platform; Semotus developed EMPro with the same customization capability and is deploying EMPro using its new over-the-air-programming technology (OTAP). Equity Market Pro is designed for the secure delivery of real-time financial information and news. EMPro features Dow Jones News ServiceSM as its premier news source. Market data for EMPro is sourced from Reuters and GovPX.

Equity Market Pro is targeted to the over 400,000 Institutional professionals who use real-time equity data at a workstation and will be sold to institutions for their employees. All data provided through EMPro is completely customizable providing information specific to each trader's needs. Features included the ability to create and track an unlimited number of watch lists for either push or pull delivery, snap quotes, charts and graphs, corporate profiles, symbol lookup, indices, and world composite data. EMPro monitors any security or market indicator in real-time and sends out a wireless alert when pre-set values have been reached.

Hiplink

As part of its expanding enterprise application technology and product offerings, Semotus launched a newly upgraded Hiplink product called HiplinkXS in July of 2001. HiplinkXS is an enterprise messaging software solution that enables delivery of critical message delivery to and from the field with the customer's choice of carriers and devices. This innovative software solution enables employees and customers to remain connected and capable of receiving mission-critical business notifications, while improving employee accuracy and reliability. Users can send messages and request a response back from the receiver, with the ability to trigger server processes based on the response from the two-way device. HipLinkXS supports virtually any wireless device for secure, reliable, two-way communications via a single integration point, providing turnkey access to wireless carriers around the world.

The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. The software functions in the mission critical environment of enterprise messaging including wireless applications for network management messaging and monitoring, field work force communications, help desk operations and Internet messaging and monitoring.

Legacy Financial Consumer Products

Semotus continues to offer a suite of wireless financial consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Semotus' current line of financial consumer products is mostly comprised of QuoteXpress(R), and SplitXpress(TM)

Enterprise and Commerce Sales

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

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services.

Professional and Related Services

Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. This line of business provides the software tools and management to install and efficiently run online and wireless operations. Certain professional service contracts at Wares have been discontinued that were becoming unprofitable. As well, Semotus sold Simkin's Kinetidex 2.0 product to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Simkin maintains modest amounts of business through continuing software training and some replacement software sales. Unprofitable professional service contracts at Wares On the Web have also been eliminated. However, Wares continues one significant contract with a sports product distributor that emphasizes web site development and online sales.

Profitable services and applications are being continued through the two core lines of business of financial services and workforce automation.

Logistic Systems

Through Semotus' ADA subsidiary, the Company creates proprietary software and integrates it with other hardware and software products to produce a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions.

As part of the system integration function, ADA resells Hiplink software and services among other mobile products. ADA's largest customers are in the soft drink beverage industry.

STRATEGIC RELATIONSHIPS

Semotus maintains strategic relationships with wireless and technology companies in order to further develop its services and product offerings. Maintaining market leading technology is a difficult task; however, Semotus believes that it continues to produce new software and engineered products that are leading the mobile and wireless market. The key relationships for Semotus are with carriers, device manufacturers, software companies, computer companies, and content providers.

The carriers include: BellSouth, AT&T, MCI WorldCom, Sprint PCS, Nextel, Cable & Wireless, Arch Communications Pagenet and Skytel.

The device manufacturers include: Nokia, Ericsson, Motorola, RIM, Palm Computing, and Handspring.

The software companies include: SAP America, Microsoft and Checkpoint.

The computer companies include: IBM, Hewlett Packard, Unisys and Sun
Microsystems.

The content providers include: Reuters, Dow Jones and GovPX.

CUSTOMERS

Semotus has a very diversified customer list. Although Semotus has many customers utilizing its mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. In the fiscal year ended March 31, 2002, there were three customers accounting for over 5% of the Company's revenues. One customer in the wireless services segment accounted for 6% of revenues, one customer in the logistic systems segment accounted for 8% of revenues and one customer in the enterprise and commerce segment accounted for 17% of revenues. None of these customers accounts for any significant accounts receivable at March 31, 2002.

VENDORS

Semotus maintains strong relationships with all of the major telecommunications carriers, content providers and hardware manufacturers for its wireless and e-commerce products and services. The Company is not dependent upon any one carrier, content provider or hardware manufacturer for its business, nor is its business affected by any of the current financial problems experienced by certain telecommunication equipment and service providers.

COMPETITION

Semotus is participating in the highly competitive businesses of enterprise application software, mobile and wireless telecommunications, systems integration and professional services. The competition is from a broad range of both large and small domestic and international corporations. Some of the Company's competitors have far greater financial, technical and marketing resources than the Company.

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

RESEARCH AND DEVELOPMENT

Semotus maintains its research and development operations in Vancouver, B.C. and has engineering and development personnel in Englewood, Colorado at its ADA subsidiary. As of March 31, 2002, Semotus employed 20 personnel in research and development and engineering. The Company finds it advantageous to have its research and development activities in Vancouver due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $1,475,063, $1,228,139 and $600,957 respectively, in the years ended March 31, 2002, 2001 and 2000.

INTELLECTUAL PROPERTY

Semotus protects its significant intellectual property holdings with patents related to its business, creating an entry barrier to any potential competition. Additionally, Semotus relies on contractual restrictions, copyright, trademark, and trade secret laws to protect its intellectual properties. Most competing technologies lack the strong patent protection that Semotus has. The Company has a total of eight issued patents as of March 31 2002, as follows:

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

          System and Method for a Real-Time Data Stream
          Analyzer and Alert System #5,872,921

          Virtual Transcription System #5,875,436

          Mail Alert System #6,035,104

          Alphanumeric Paging System Operating on the
          Internet #6,040,784

Semotus also has 7 patents pending. Semotus has had its intellectual property reviewed by an outside consultant firm, and the Company believes that it has additional significant intellectual property, giving it the ability to file for at least another 15 patents.

EMPLOYEES

At March 31, 2002, the Company had 48 full-time employees and 3 part-time employees, approximately 15 of who were engaged in sales and marketing, 16 in finance and administration, and 20 in engineering. No employees of the Company are covered by a collective bargaining agreement.

                                  RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISKS PARTICULAR TO SEMOTUS

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.

We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $59,429,439 million. Because we expect to continue to incur significant sales and marketing, systems development and administrative expenses, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals and our losses may continue or grow in the future. As a result, we may not be able to increase revenue or achieve profitability on a quarterly or annual basis.

OUR FUTURE REVENUES AND OPERATING RESULTS ARE DEPENDENT TO A LARGE EXTENT UPON GENERAL ECONOMIC CONDITIONS, CONDITIONS IN THE WIRELESS SERVICES MARKET AND CONDITIONS IN OUR PRIMARY TARGET MARKETS.

Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target markets of financial services and field and automation services. As economic activity slowed in these markets during 2001, our sales cycle began to lengthen significantly as existing and potential customers began to reduce their spending commitments, deferring wireless projects and reducing their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. As a result of these factors, our revenues began to decline in 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located suffer from a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease.

OUR ACQUISITIONS MAY NOT DELIVER THE VALUE WE PAID OR WILL PAY FOR THEM.

Excessive expenses may result if we do not successfully integrate our acquisitions, or if the costs and management resources we expend in connection with the integrations exceed our expectations. We expect that our acquisitions and any acquisitions we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. Additionally, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring these companies. The value of the companies that we acquired may be less than the amount we paid if there is:

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

WE MAY NOT BE ABLE TO RECOVER ANY OF THE VALUE OF GOODWILL RECORDED ON SOME OF OUR ACQUISITIONS AND INVESTMENTS.

During 2002, 2001 and 2000, we recorded approximately $9,695,199 million in goodwill and other intangibles related to our acquisitions. Consideration for most of our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices. Most of these companies were privately held and their fair values are highly subjective and not readily determinable. Our policy is to review the value of all our acquisitions for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. During the year ended March 31, 2002, stock prices and market valuations in our industry and in our vertical markets have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those companies in which we have invested and of other companies similar to those we acquired have declined substantially. For the year ended March 31, 2002, we recorded impairment charges aggregating $4,773,870 million on these acquisitions. If similar adverse market conditions develop in the future, we may be required to take additional impairment charges.

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

WE MAY FAIL TO SUPPORT OUR ANTICIPATED EVENTUAL GROWTH IN OPERATIONS WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.

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

Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience growth could significantly reduce demand for our services and materially adversely affect our revenue. Further, the Company has implemented a Centralization and Consolidation Plan which may limit growth in the short term.

AS WE IMPLEMENT OUR CENTRALIZATION AND CONSOLIDATION PLAN TO REDUCE OUR OPERATING EXPENSES, WE MAY FAIL TO SUPPORT OUR OPERATIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.

Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and or maintenance and adaptation of our customer service and network operations centers require substantial financial, operations and management resources. At the same time, we have implemented plans to reduce our operating expenses, which entails a reduction in operational and management resources. While we believe that our cost reductions are targeted at areas that are not necessary to maintain and develop our ability to serve customers, there can be no assurance that we will succeed in lowering costs while maintaining our ability to provide service. If we fail to maintain or improve service levels, we may lose customers and/or the opportunity to provide more services and products.

WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons. We have a written employment agreement with Anthony N. LaPine, the Company's chairman, CEO and president. We do not have employment agreements with any other officer. The loss of Mr. LaPine or any other officer may have an adverse effect on our business and prospects by depriving us of the management services necessary to operate our business and achieve profitability.

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

OUR SALES CYCLE IS LONG, AND OUR STOCK PRICE COULD DECLINE IF SALES ARE DELAYED OR CANCELLED.

Quarterly fluctuations in our operating performance are exacerbated by the length of time between our first contact with a business customer and the first revenue from sales of services to that customer or end users. Because our services represent a significant investment for our business customers, we spend a substantial amount of time educating them regarding the use and benefits of our services and they, in turn, spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our services. As much as a year may elapse between the time we approach a business customer and the time we begin to deliver services to a customer or end user. Any delay in sales of our services could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline. In addition, we may spend a significant amount of time and money on a potential customer that ultimately does not purchase our services.

OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS, AND OUR SALES COULD GO DOWN IF THIS INJURES OUR REPUTATION OR DELAYS SHIPMENTS OR OUR SOFTWARE.

Our software products and platforms are complex and must meet the stringent technical requirements of our customers. We must develop our services quickly to keep pace with the rapidly changing software and telecommunications markets. Software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be free from errors or defects after delivery to customers has begun, which could result in the rejection of our software or services, damage to our reputation, lost revenue, diverted development resources and increased service and warranty costs.

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

ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, OR INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.

Our existing wireless data services are dependent on real-time, continuous feeds from outside third parties. The ability of our subscribers to obtain data or make wireless transactions through our service requires timely and uninterrupted connections with our wireless network carriers. Any significant disruption in the feeds or wireless carriers could result in delays in our subscribers' ability to receive information or execute wireless transactions. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, insurrection or an act of war.

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

RISK FACTORS RELATED TO OUR INDUSTRY

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

THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE AGAINST CURRENT AND FUTURE COMPETITORS.

There are a number of competitors who are larger and have much greater resources than we do. Many of our competitors have more experienced people and larger facilities and budgets than we do. These competitors could use their resources to conduct greater amounts of research and development and to offer services at lower prices than we can. These factors may adversely affect our ability to compete by decreasing the demand for our products and services.

OUR ABILITY TO SELL NEW AND EXISTING SERVICES AT A PROFIT COULD BE IMPAIRED BY COMPETITORS.

Intense competition could develop in the market for services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include: wireless network carriers such as Verizon Wireless, Cingular Interactive, Sprint PCS, Voice Stream, Nextel and AT&T Wireless; wireless device manufacturers, such as Palm, Handspring, Motorola and RIM; software developers such as Microsoft Corporation; emerging wireless Internet service providers, such as Aether Systems, i3Mobile, Go America, Wolf Tech, Avant Go and 724 Solutions and systems integrators such as IBM. Many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

THE MARKET FOR OUR SERVICES IS NEW AND HIGHLY UNCERTAIN.

The market for wireless data services is still emerging and continued growth in demand for and acceptance of these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be adversely affected.

NEW LAWS AND REGULATIONS THAT IMPACT OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could adversely affect our business, by, for example, increasing our costs or reducing our ability to continue selling and supporting our services. Our business could suffer depending on the extent to which our activities or those of our customers or suppliers are regulated.

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

RISKS RELATED TO OUR STOCK PRICE

OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

We expect that the market price or our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

     -    announcements of technological or competitive developments;

     -    acquisitions or strategic alliances by us or our competitors;

     -    the gain or loss of a significant customer or order;

     - changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or

     -    general market or economic conditions.

This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources.

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

THE RESALES OF OUR COMMON STOCK RECENTLY REGISTERED COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR SHARES.

We have recently registered 4,199,271 shares of common stock subject to resale by certain of our security holders, and we have contractual obligations to register an additional 463,131 shares. Up to 1,433,350 of those shares are issuable upon the exercise of warrants and up to 938,462 of those shares are issuable upon the conversion of Series B Convertible Preferred Stock. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our main headquarters are located in San Jose, California. The accounting and legal, as well as a portion of our marketing, sales, and customer support departments are housed at this location. The headquarters facility is approximately 8,969 square feet, which is under a lease that partially expires on August 14, 2002 and partially expires on October 21, 2002. The monthly rent is $28,293.

Semotus' subsidiaries have facilities in various locations around the country. Semotus Systems Corp., which houses the Company's engineering and Research and Development group, is located in Vancouver, British Columbia, where it had occupied a facility of approximately 6,036 square feet under a lease agreement that expires in October 2005 with a monthly rent of $9,054 Canadian dollars ($5,898 US dollars). In May 2002, Semotus Systems cancelled this lease with no penalty and signed a new lease for approximately 2,437 square feet with a monthly rent payment of $2,640 Canadian dollars ($1,657 US dollars). This lease expires on June 30, 2007. Application Design Associates has offices located in Englewood, Colorado, of approximately 4,600 square feet under a lease that expires on January 31, 2003 and with a monthly rent of $7,304. Five Star Advantage had a facility located in Valencia, California with approximately 8,441 square feet of space under a lease that expired in March 2002. Subsequently, FiveStar negotiated a new month-to-month lease for 6,295 square feet at $4,850 a month. This lease will be cancelled without penalty on June 30, 2002, at the time of the closing of the Five Star operations.

In this fiscal year, Simkin, Wares and Cross all closed their leased facilities. The total lease obligations of $184,687 were settled for a total of 49,074 shares of restricted common stock. These securities were issued in conjunction with the respective acquisition transactions. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue these shares.

We believe that the existing facilities will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3. LEGAL PROCEEDINGS.

Semotus is the defendant in one pending legal proceeding and one of Semotus' wholly owned subsidiaries, Wizshop.com, Inc., is the plaintiff in one pending legal proceeding. The suit in which Semotus is the defendant was filed by Brown Simpson Partners I, Ltd. on March 7, 2002 in the Supreme Court of the State of New York. This suit alleges four causes of action for breach of contract. The Complaint claims that Semotus triggered the anti-dilution provisions in Brown Simpson's Warrants and Series B Preferred Stock, thus obligating Semotus to issue substantial numbers of additional shares upon conversion of the Preferred Stock and exercise of the Warrants. Brown Simpson seeks an order granting specific performance, money damages in excess of $25,000, and recovery of costs and prejudgment interest. We believe the suit is without merit and intend to vigorously contest the suit.

Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleges eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arises out of Earthlink's breach of the written agreement with Wizshop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop is entitled to under the agreement. We are seeking monetary damages for the above matter.

We are also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. On December 29, 1999, trading in our common stock moved to the American Stock Exchange ("AMEX"), under the symbol "DLK" from the OTC Bulletin Board. On August 14, 2000 trading in our common stock moved to the Nasdaq National Market ("Nasdaq"), under the symbol "XLNK" from the AMEX. On December 18, 2000, trading in our common stock moved back to the AMEX under the symbol "DLK" from the Nasdaq.

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
Quarter ended
 June 30, 2000                       $27.98             $ 8.12

September 30, 2000
(through August 11, 2000)            $22.50             $13.31

The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
August 14 to September 30, 2000      $17.13            $10.03

December 31, 2000
 (through December 15, 2000)         $10.00            $ 3.44

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

                                    High Close         Low Close
                                    ----------         ---------
December 18 to December 31, 2000     $ 4.63            $ 2.00

Quarter ended
 March 31, 2001                      $ 5.69            $ 1.87

Quarter ended
 June 30, 2001                       $ 3.15            $ 1.46

Quarter ended
 September 30, 2001                  $ 1.75            $ 0.66

Quarter ended
 December 31, 2001                   $ 1.05            $ 0.53

Quarter ended
 March 31, 2002                      $ 0.94            $ 0.60

A 2 for 1 forward stock split became effective on April 27, 2000. Share prices have been adjusted to reflect this split.

     (b) HOLDERS. As of March 31, 2002 the Company had 411 shareholders of record. The Company believes that in excess of 15,000 beneficial owners hold shares of the Company's common stock in depository or nominee form.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During the Quarter ended March 31, 2002 the Company issued securities which were not registered under the Securities Act of 1933, as amended as follows: The Company issued a total of 57,307 shares of its common stock to suppliers of services to the Company. With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

                                                     Year Ended March 31,
                                2002            2001            2000            1999            1998
                            ------------    ------------     -----------     -----------     -----------
Consolidated Statement
 of Operations Data:                                                         (Unaudited)     (Unaudited)
Revenues
 Wireless                     $1,305,347      $1,731,948      $1,459,920     $ 2,128,438      $  962,461
 Enterprise                    2,630,369       3,193,433       6,151,238      17,881,844      14,595,490
 Professional Service            559,955         622,582              --              --              --
 Logistics                     1,611,424              --              --              --              --
                              -----------      ----------     ----------      ----------      ----------
 Total                         6,107,095       5,547,963       7,611,158      20,010,282      15,557,951

Cost of Sales
 Wireless                        520,834         985,305         775,324         822,636         530,545
 Enterprise                    2,088,881       2,829,642       3,961,668      15,083,446      12,873,362
 Professional Service            277,073         281,138              --              --              --
 Logistics                       808,644              --              --              --              --
                              -----------      ----------     ----------      ----------      ----------
  Total                        3,695,432       4,096,085       4,736,992      15,906,082      13,403,907

Gross Profit                   2,411,663       1,451,878       2,874,166       4,104,200       2,154,044

Research and
 Development                   1,475,063       1,228,139         600,957         798,549         755,080
Sales and Marketing            2,281,316       4,630,355       1,849,597       3,115,572       2,202,306
General and
 Administrative                4,902,982       5,330,211       4,291,085       4,995,755       4,322,784
Impairment of goodwill         4,773,870              --              --              --              --
Impairment of intangible
  assets                       3,541,017              --              --              --              --
Depreciation and
 amortization                  3,975,001       2,010,395         264,427         235,486         149,269
Stock, option and
 Warrant expense                 496,181         601,932       1,060,487              --              --

Operating loss               (19,033,767)    (12,349,154)     (5,192,387)     (4,801,184)     (4,572,076)

Net loss                    $(18,444,478)   $(11,293,381)    $(4,756,926)    $(3,984,806)    $(3,704,647)

Net loss per share
 basic and diluted          $      (1.09)   $      (0.74)    $     (0.61)    $     (1.51)    $     (1.49)

Weighted average
 shares                       16,975,660      15,199,895       7,763,715       2,643,687       2,508,622


Consolidated balance
 sheet data:
Cash and cash
 equivalents (including
 restricted cash)            $ 4,869,578     $ 8,538,264     $16,360,776      $4,775,680     $ 8,178,192
Working capital                2,064,396       7,780,783      15,753,980       3,070,989       6,789,451
Total assets                  10,337,063      21,769,961      18,490,480       7,582,542      12,078,327
Long-term liabilities            618,947         898,617       1,362,590       2,215,227       2,612,749
Preferred shareholders'
 equity                        5,682,456       5,682,456       9,315,501              --              --
Common shareholders'
 equity                          294,481      13,182,551       5,804,468       3,484,261       2,327,433

* Information related to FiveStar Advantage, Inc. for the years 1999 and 1998 is unaudited. FiveStar was acquired under the pooling method of accounting in December 2000. As such, Semotus restated its financial statements in the years 2000, 2001 and 2002, which are audited and included the Financial Statement Section of this 10K. In connection with the preparation of the Selected Financial Data above, Semotus has restated its 1998 and 1999 financial data on an unaudited basis. Management has determined that the time and cost of auditing the restated 1998 and 1999 financial data is unduly onerous.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

OVERVIEW

At the end of this fiscal year 2002, Semotus determined that the economy would continue in a weak recovery and that the market for technology products would stay anemic. Accordingly, the Company has centralized and consolidated its organization and its operations. The headcount has been reduced 51% since March 31, 2001 and as a result, engineering, sales and marketing and administrative costs have been reduced and centralized. The overall Semotus organization has eliminated redundant positions and functions while improving the sales effort through utilizing existing customer relationships to shorten the sales cycle.

Semotus has organized its operations around two core lines of businesses, while maintaining but de-emphasizing its other operations: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) workforce automation with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

Logistic systems, largely ADA's products and services, continue as part of Semotus' wireless and mobile strategy. ADA develops and licenses proprietary software that gives enterprises a total solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing while interfacing with existing corporate business functions and ERP solutions. This field force automation software provides Semotus with a unique platform for its wireless productivity enhancement tools such as Hiplink. In January 2002, Global Beverage Group, a Canadian-based direct store delivery consortium, completed a strategic investment in ADA and is now a 49% shareholder in ADA (see Note 25 to the Financial Statements, "Strategic Investment in ADA").

Certain professional services have been de-emphasized. In this fiscal year, Simkin's Kinetidex 2.0 product was sold to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Other unprofitable professional service contracts at Wares On the Web have been reduced.

M-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. At Wares on the Web, one e-commerce customer remains and at WizShop, while there is still some small monthly sponsorship and advertising revenue, the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations will be closed as the market for e-fulfillment is currently unprofitable. (See "Significant Events".)

FACTORS AFFECTING COMPARABILITY

Semotus has transitioned its business from consumer driven wireless products and services to enterprise-based application software products and services with emphasis in the mobile and wireless software markets. This transition has mostly taken place since March 2000. As part of the transition, Semotus acquired six companies. Further, as the technology economy has declined since January 2001, Semotus has centralized and consolidated its operations.

Strategic Repositioning

In FY 2000, the Company announced a strategic repositioning as an enterprise application software company emphasizing mobile and wireless solutions that deliver end-to-end wireless data solutions to enterprises and custom data applications to their customers utilizing its patented Xpresslink(TM) application server. This repositioning involved major infrastructure changes, which continued throughout FY 2001.

Semotus is concentrating on providing consulting and engineering services and turnkey applications for enterprise application software. Further, with its recently acquired subsidiaries, Semotus provides software and consulting products and services and marketing, sales, customer service and logistics management to existing customers in the targeted vertical markets. Semotus then provides additional service through wirelessly enabling those customers.

Acquisitions

As part of the Company's growth strategy, Semotus has acquired six companies:
Cross, Simkin, Wares, Five Star, WizShop and ADA. Each provides revenues and a significant customer base to allow the Company to add to its technology, expand its product offerings and penetrate targeted vertical markets.

Semotus intends to continue to acquire companies that provide strategic growth for the Company through their technology, customer base or industry or vertical market presence. For specific information concerning the acquired companies see
Note 3 to the Financial Statements, "Acquisitions".

Centralization and Consolidation Plan

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services.

Impairment of Long-lived Assets and Goodwill

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

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin, Wares and WizShop. Also, an impairment may have arisen with the recorded asset value of the Company's Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. Semotus had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 5, "Sale of Technology and Net Impairment of Goodwill". For Wares and WizShop, Semotus analyzed the current carrying value of the goodwill related to both acquisitions.

The result of this analysis has necessitated charges to income of certain intangible assets which include goodwill, GMP intellectual property and acquired software. Those charges total approximately $8.3 million for the fiscal year ended March 31, 2002. See Notes 4 and 5 to the Financial Statements, "Impairment of Long-Lived Assets and Goodwill" and "Sale of Technology and Net Impairment of Goodwill" respectively.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are revenue recognition, cost allocation to revenue and valuation of intangible assets.

Revenue Recognition

The Company recognizes revenues in each of its lines of business based upon contract terms and completion of the sales process.

Wireless services: revenue is generated from wireless services provided to enterprises and consumers. The revenue is from recurring monthly charges based on utilization fees, transaction fees, and maintenance and service charges. In the financial consumer business, the Company also receives a small revenue stream from pager rentals. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the premise-based business, wireless software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain.

Enterprise and commerce sales and service: revenue is generated from online sales, advertising, sponsorships and hosting fees and other services. Revenue is recognized upon a completed sale and shipment of a product and for advertising and sponsorships, revenue is recognized when payment is received. Hosting fees and other services, such as licensing, are recognized ratably over the service period.

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

Cost of Revenue

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

Valuation of Long-Lived Assets

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

In accordance with SFAS No. 121, the Company performs an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows are less than the carrying value of the net assets, management determins a range of fair values using a combination of valuation methodologies. The methodologies include:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

- Changes in market value since the date of acquisition relative to the following:

- The Company's stock price;

- Comparable companies;

- Contribution to the Company's market valuation and overall business prospects.

Long-term assets, such as intellectual property rights and goodwill are amortized on a straight-line basis over the economic life of the assets. The expected useful life of those assets is currently five years. The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus will no longer amortize intangible assets with an indefinite useful life and will begin assessing potential future impairments of such intangible assets.

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

For other accounting policies see Note 2 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

All financial results for the fiscal year ended March 31, 2000 have been restated for the acquisition of FiveStar under the pooling of interests method of accounting. The acquisition was completed in December 2000. See Note 3 "Acquisitions - FiveStar Advantage, Inc. and Tech-ni-comm, Inc." and see the Datalink.net, Inc. Form 10-KSB for the fiscal year ended March 31, 2000 for information concerning the prior filing.

REVENUES

Revenues for the years ended March 31, 2002, 2001 and 2000 were $6,107,095, $5,547,963 and $7,611,158, respectively.

The 10% increase in overall revenues for the fiscal year ended March 31, 2002 versus 2001 was due to two factors: the addition of system integration sales at ADA and increased sales in the enterprise application software business. This has occurred notwithstanding the decline in economic activity and the weakening of capital and consumer spending for technology products and services. The increase in sales has been somewhat offset by the decline in sales of financial consumer products and the decline in sales in the e-commerce segment.

The overall decrease in revenues at March 31, 2001 from March 31, 2000 is due to the decline in sales at one of Semotus' subsidiaries, Five Star Advantage. FiveStar's revenue decline is due to the loss of one major customer and the large drop in sales from another customer who had decided to fulfill its on-line sales in-house. This has been offset somewhat by the increase in revenues in the enterprise application software business.

These two customers accounted for 30% and 25% of the revenues of the enterprise and commerce segment in the fiscal year ended March 31, 2000. These disruptions in customer sales occurred concurrently and extended the overall length of time that Five Star has experienced declining revenues.

Wireless services

The 25% decline in revenues from March 31, 2001 to 2002 is the result of two opposite trends that have continued from the year ended March 31, 2000. First, there has been an approximated 14% increase in revenues in the enterprise application software business from the sales of HiplinkXS and GMP and EMP financial products. This has been more than offset by the 66% decline in the Company's financial consumer software products. For the short term future, these trends will continue. The Company has emphasized its enterprise products which continue to sell well in the economic recession.

The 19% increase in revenues from March 31, 2000 to March 31, 2001 in this segment is the result of two distinct trends: (i) the addition of new enterprise application software products and services and (ii) the planned decline in the legacy consumer software products business. Semotus has added significant new customers and new products in the enterprise market, which has generated new revenues. This has been somewhat offset by the 43% decline in the consumer revenues for which the Company had planned as it transitioned into the enterprise marketplace.

Enterprise and Commerce Sales

The 18% decline in revenues from March 31, 2001 to March 31, 2002 is due to the declining sales in all areas of the m-commerce and e-commerce business. FiveStar's revenues continued to decline as the e-commerce economy has stagnated and has been slow to rebound. In May 2002, Semotus determined that the Company needed to focus its operations on its core enterprise software products, (see "Centralization and Consolidation Plan"). As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002.

The 48% decline in revenues in this segment from March 31, 2000 to March 31, 2001 is due to the above mentioned customer losses at FiveStar. A portion of Wares business, its e-commerce business, is included in this category, which helped offset the overall decline in this segment's revenues.

Professional and related services

The 10% decline in revenues from March 31, 2001 to 2002 is largely the result of completing professional service contracts at Wares and not signing new contracts with existing customers or with new customers. During this economic recession, most companies have been determined to keep engineering and consulting projects in-house. A second factor in the decline is the reduced business presence of Simkin after the sale of its Kinetidex 2.0 product in June 2001. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Other unprofitable professional service contracts at Wares have also been eliminated.

In the fiscal year ended March 31, 2001, this was a new business segment for Semotus and therefore there is no comparison to the fiscal year ended March 31, 2000.

Logistic System Sales

This is a new segment for Semotus in the fiscal year ended March 31, 2002, which is made up of the revenue from ADA and focuses on the sales of system integration contracts which include proprietary software and hardware systems that manage the logistics and tracking of assets.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to a more historical level of 39% in the fiscal year ended March 31, 2002. The gross profit margin improved due to the addition of the logistics system business that had a gross profit margin of 50%. As well, the wireless services business gross profit margin improved to 60% as more of the enterprise application software was sold versus the consumer financial software, which has a lower margin. Finally, the enterprise and commerce segment did have the large inventory write-downs that occurred in the fiscal year ended March 31, 2001.

The overall gross profit margin declined to 26% in March 31, 2001 from 38% in March 31, 2000 and accordingly, the cost of revenue as a percentage of overall revenue increased in percentage terms, but not in absolute dollar amount, due to the decline in revenues at Five Star and a $251,400 inventory expense for the slow sales of certain products and a price adjustment at Five Star. Again, this was caused by the loss of one major customer and a large drop in sales from another customer. The lost Five Star product sales carried significant gross profit margins and consequently the remaining revenue had lower gross profit margins and a higher cost of revenue.

Wireless services

The 60% gross profit margin for the wireless segment for the fiscal year ended March 31, 2002 is the result of the continuing trends in this business. Semotus is selling more of the enterprise application software, which carries higher gross margins than the consumer financial software. Further, the consumer business is continuing to decline as a percentage of wireless revenues, as fewer individuals maintain their subscriptions.

The 43% gross profit margin for this segment for the fiscal year ended March 31, 2001 as compared to 47% in the prior year, is comprised of an enterprise application software business gross margin of 50% and a legacy business gross margin of 36%. The consumer business margin has declined from 47% in fiscal year 2000 to 36% in fiscal year 2001. This is a direct result of the decline in revenues since many of the direct costs for wireless products, mostly data feeds and transmission costs, have minimum charges. As the enterprise products continue to increase their percentage of the segment's services and products, the gross profit margin should increase and be maintained at higher levels than in past fiscal years.

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

Enterprise and commerce sales

The gross profit margin in this segment rebounded somewhat to 21% in the fiscal year ended March 31, 2002 as inventory write-downs declined and software products and services from WizShop were included which have higher gross margins. WizShop's largest contract is for customer loyalty and tracking software, which has gross profit margins of approximately 50%.

The gross profit margin for this segment declined from 36% in fiscal year 2000 to 11% in fiscal year 2001, substantially due to the decline in revenues and the inventory expense at FiveStar.

Professional and related services

The gross profit margin declined minimally to 51% in the fiscal year ended March 31, 2002, which is largely due to the mix of contracts serviced in the year. Further, the reduction in Simkin's business from the sale of the Kinetidex product also contributed to a lower margin.

The gross profit margin for this segment was 55% for the fiscal year ended March 31, 2001. The cost of revenue was principally personnel costs related to providing consulting and training services.

Logistic System Sales

The gross profit margin for this segment was 50% for the fiscal year ended March 31, 2002. The cost of revenue is principally personnel costs related to software programming, consultation and installation of the systems. Also included in the cost of revenue is the computer hardware costs related to each system installation.

OPERATING EXPENSES

Although operating expenses increased in the fiscal year ended March 31, 2002, this was substantially all the result of impairment charges to goodwill and intangible assets and to increased depreciation and amortization expense. Sales and marketing expenses and general and administrative expenses declined in the fiscal year as Semotus installed a corporate-wide cost reduction and cash management program, which has significantly reduced these expenses.

Operating expenses increased during the year ended March 31, 2001 from the year ended March 31, 2000 as part of the growth plan of Semotus, which was in place through December 2000. This plan included expansion of personnel in the key categories of engineering, sales and marketing. Further, some overhead expenses increased in order to integrate and manage the four acquisitions completed in fiscal year 2001.

The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. Additionally, for the fiscal year ended March 31, 2002, there are two categories of impairment charges: goodwill and intangible assets. The table below summarizes the changes in these categories of operating expenses:

                                     Year Ended March 31,
Description                  2002             2001                   2000
--------------           ------------     -------------          -----------
Research and
 development               $1,475,063        $1,228,139          $   600,957

Sales and
 marketing                  2,281,316         4,630,355            1,849,597

General and
 administrative             4,902,982         5,330,211            4,291,085

Impairment of goodwill      4,773,870                --                   --

Impairment of intangible
  Assets                    3,541,017                --                   --

Depreciation and
 amortization               3,975,001         2,010,395              264,427

Stock, option and
 warrant expense              496,181           601,932            1,060,487
                         ------------     -------------          -----------
Totals                   $ 21,445,430       $13,801,032           $8,066,553
                         ============     =============          ===========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. The increase in these costs is due principally to hiring engineering personnel, for the development of updates to existing products and new products, such as the Equity Market Pro, Global Market Pro(TM), and the new release of the Company's enterprise application product, HiplinkXS. Much of the development work for these products has been completed and currently, research and development expenses have been reduced as part of the Centralization and Consolidation Plan.

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

In the fiscal year ended March 31, 2002, these costs have declined principally due to the reduction in general advertising and non-sales supported marketing. There has been a reduction in marketing personnel as the Company has shifted to emphasizing marketing and sales support for its existing products.

These costs increased in the fiscal year ended March 31, 2001 due principally to the addition of new salespeople and new marketing personnel, in addition to increased participation in wireless data forums and trade shows. New marketing programs have also been developed and are in the process of being implemented for new wireless products such as the Global Market Pro and Mobile Reach. Semotus is also updating existing marketing materials for existing products such as HipLink and Dose Assist.

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs.

These costs declined during the fiscal year ended March 31, 2002 as personnel and offices were reduced and operating functions were consolidated. This trend should continue as Semotus implements its Centralization and Consolidation Plan.

These costs increased in the fiscal year ended March 31, 2001 due to increases in administrative personnel, costs associated with providing investor information, as well as an expansion of office space in San Jose, Ca., Vancouver B.C., Woodbury, N.J. and Downers Grove, Ill. Additional unusual general and administrative cost increases have resulted from the acquisitions of Cross, Simkin, Wares and Five Star.

Semotus' management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.
As a result of Semotus' review, management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $4,773,870 was taken comprised of an impairment charge to Simkin's goodwill of $909,272 (of which $650,000 was recorded in the quarter ended June 30, 2001, see Note 5 "Sale of Technology and Net Impairment of Goodwill"), $1,156,587 for Wares' goodwill and $2,708,011 for WizShop's goodwill. Furthermore, Semotus took an impairment charge of $3,420,000 for GMP in the quarter ended March 31, 2002 and a $121,017 impairment charge for software development costs at Wares. See Notes 4 and 5, "Impairment of Goodwill and Long-Lived Assets" and "Sale of Technology and Net Impairment of Goodwill" respectively, to the Financial Statements in this 10K.

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

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the fiscal years ended March 31, 2002 and 2001.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in FY 2002, FY2001 or FY 2000, expense will be recognized in the future if the stock price increases above the exercise price of the options.

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

                                          YEAR ENDED MARCH 31,
DESCRIPTION                         2002           2001            2000
-----------                     ------------  --------------   -------------
Net interest income              $  264,060      $   639,993    $      141,257

Owners fee sales
  of technology                  (1,569,000)      (1,569,000)       (1,570,000)

Interest on note from
  sales of technology             1,569,000        1,569,000         1,570,000

Amortization of
  technology advances               306,908          371,052           432,021

Other Interest income                50,207          132,792           129,290

Miscellaneous
   Expense                          (77,070)         (88,064)         (267,107)
                                -----------  ---------------   --------------
Total non-operating
 income                           $ 544,105       $1,055,773      $    435,461
                                ===========  ===============   ===============

Non-operating income, net of expenses declined in the fiscal year ended March 31, 2002, as less cash was available for investment during the year resulting from the operating losses. Amortization of technology advances decreased somewhat due to the application of the effective interest method of amortization on the balances.

Non-operating income, net of expenses, increased in the year ended March 31, 2001 from the prior year, due primarily to an increase in interest income resulting from more cash during the year that was available for investment. The two major sources of cash were the private placement of Series B Convertible Preferred Stock completed in February 2000 and the exercise of common stock warrants. Amortization of technology advances decreased somewhat, due to the application of the effective interest method of amortization on the balances.

Miscellaneous expenses declined due to a write-off of an investment in two new products at Five Star, which was incurred in fiscal year 2000.

COMPREHENSIVE LOSS

The increase in the comprehensive loss for the fiscal year ended March 31, 2002 to $18,484,302 or $(1.09) per share was due principally to a 511% increase in non-cash charges to income from impairments of goodwill and intangible assets and the amortization of intangible assets. Additionally, research and development expense increased 20% with the upgrading and launch of new and improved products. These costs were offset somewhat with a 66% increase in gross profit dollars and reductions in sales and marketing expenses and general and administrative expenses.

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

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic system sales. See "Business Description - Services and Products" for further information about each of the segments.

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                    Professional  Logistic
                         Wireless   Enterprise and  and related   system    Corporate
                         Services   commerce sales  services      sales     and other     Total
                        ----------  --------------  ------------ ---------- ----------   ---------
As of and for the
Year Ended March 31,
 2002

Revenue               $ 1,305,347    2,630,368        559,956    1,611,424           --  $  6,107,095
Gross Profit          $   784,513      541,488        282,882      802,780           --  $  2,411,663
Operating loss*       $  (837,442)  (1,005,843)      (563,100)    (149,766) (16,477,615) $(19,033,767)
Depreciation and
 Amortization         $   340,482      113,899        265,661       29,613    3,225,346  $  3,975,001
Capital Expenditures  $    18,873           --             --        5,715           --  $     24,588
Total Assets, March
31, 2002*             $ 7,133,204    1,616,479        282,808    1,056,540      248,032  $ 10,337,063

As of and for the
Year Ended March
31, 2001

Revenue               $ 1,731,948    3,193,433        622,582           --           --  $  5,547,963
Gross Profit          $   746,643      363,791        341,444           --           --  $  1,451,878
Operating loss*       $(1,113,291)    (974,759)      (171,367)          --  (10,089,737) $(12,349,154)
Depreciation and
 Amortization         $  (223,149)     (37,535)       (77,812)          --   (1,671,899) $ (2,010,395)
Capital Expenditures  $   223,231       22,490         11,747           --      280,968  $    538,436
Total Assets, March
 31, 2001*            $13,127,832    1,302,984      2,578,399           --    4,760,746  $ 21,769,961


As of and for the
Year Ended March
 31, 2000

Revenues             $ 1,459,920     6,151,238             --           --           --  $  7,611,158
Gross Profit         $   684,596     2,189,570             --           --           --  $  2,874,166
Operating loss*      $  (923,460)     (189,531)            --           --   (4,079,396) $ (5,192,387)
Depreciation and
 Amortization        $   244,077        20,350             --           --           --  $    264,427
Capital Expenditure  $    96,723         1,135             --           --       24,437  $    122,295
Total Assets, March
 31, 2000*           $16,597,406     1,893,074             --           --           --  $ 18,490,480

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $248,032 and the $4,760,476 of assets at March 31, 2002 and 2001 respectively under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product and all allocations of certain corporate assets and liabilities not appropriately categorized in any segment.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus at March 31, 2002 is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 57%. Semotus believes the cash loss will continue to be reduced through its Centralization and Consolidation Plan.

The overall decrease in the cash position of Semotus at March 31, 2001 is due to the expansion of the Company to grow both internally through its new and upgraded products and services and externally through acquisitions. Cash was spent on operating resources, especially personnel, and computer and telecommunications equipment. Further, four acquisitions produced unusual charges. In the fiscal year ended March 31, 2001 warrants and options were converted to common stock, which provided some cash. In the fiscal year ended March 31, 2000, Semotus completed a private placement of Series B Convertible Preferred Stock which contributed $9,315,501 to cash, in addition to the conversion of warrant and options to common stock which produced $7,089,852 of cash. The sources and uses of cash are summarized as follows:

                                         YEAR ENDED MARCH 31,
                               2002           2001               2000
                           ------------    ------------      -------------
Cash used in
operating activities       $(5,141,459)    $(9,219,730)      $(4,271,193)

Cash provided by (used in)
investing activities         1,669,791        (576,766)          (84,077)

Cash provided by (used in)
financing activities          (196,082)      1,279,762        16,213,158
                           ------------    ------------      -------------
Net increase (decrease) in
cash and cash equivalents  $(3,667,750)    $(8,516,734)      $11,857,888
                           ============    ============      =============

Cash used in operating activities at March 31, 2002 consisted principally of a net loss of $18,444,478 offset somewhat by non-cash charges of $8,314,887 of impairment charges, depreciation and amortization of $3,975,001 and stock based compensation of $496,181. Other operating activities that provided cash were reductions in accounts receivable and inventory of $532,953 and $209,376 respectively, and increases in accrued liabilities and deferred revenue of $181,242 and $168,091, respectively.

Cash used in operating activities at March 31, 2001 consisted principally of a net loss of $11,293,381 offset somewhat by non-cash charges of $2,010,395 of depreciation and amortization and $601,932 of stock, option and warrant based compensation. Other operating activities that contributed to the use of cash were $237,625 in the net change of current assets and current liabilities. This largely resulted from reductions in accounts payable offset by reductions in inventory and accounts receivable.

Cash provided from investing activities of $1,669,791 at March 31, 2002 resulted principally from $1,096,472 of cash received, net of assets acquired from the two companies acquired in the fiscal year, $350,000 from the sale of the Kinetidex technology and $247,907 net cash received from a minority investment in the Company's ADA subsidiary.

Cash used in investing activities of $576,766 at March 31, 2001 resulted principally from $538,436 of purchased equipment, mainly computers and wireless equipment.

Cash flows from financing activities produced a net decrease in cash of $196,082 which resulted from $207,752 of repayments on notes payable and capital leases offset slightly by $11,670 in cash received from the exercise of stock options.

Cash flows provided by financing activities of $1,279,762 at March 31, 2001 resulted from $2,040,438 of proceeds from the exercise of options and warrants offset slightly by payments of $15,624 on capital leases and $50,830 on notes payable. Additionally, the Company has $694,222 in a certificate of deposit that has been used to secure a note payable.

As of March 31, 2002, the Company had cash and cash equivalents of $4,176,292 a decrease of $3,667,750 from the prior year. Working capital decreased to $2,064,396 from the fiscal year ended March 31, 2001.

As of March 31, 2001, the Company had cash and cash equivalents amounting to $7,844,042, a decrease of $8,516,734 from the balance at March 31,2000. Working capital decreased to $7,780,783 from $15,753,980 at the prior year-end.

The continued decrease in working capital is from the resources used in the operations of Semotus as explained above, somewhat offset by cash produced by the conversion of warrants and options into common stock. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at March 31, 2002. Primary commitments in FY2003 are repayment of notes payable ($693,286), capital lease obligations ($93,922) and operating lease obligation ($441,176).

At March 31, 2002 and 2001, the Company had a deferred tax asset of approximately $11,753,500 and $9,592,500, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that the Company will realize the benefit of this asset, a 100% valuation allowance has been established.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options in December 2000, Fin 44 may have a material effect on the Company's financial position and results of operations in the future. For the fiscal years ended March 31, 2002, 2001 and 2000, the effect was immaterial.

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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to March 31, 2002, the net carrying amount of goodwill is $2,474,597 and other intangible assets is $576,958. Amortization expense for goodwill fiscal year ended March 31, 2002 was $1,855,407. Further, the Company determined that goodwill had been impaired as of March 31, 2002, and charged against income $4,773,870 of goodwill. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2002, we had cash and cash equivalents of $4,176,292 and restricted cash of $693,286. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $693,286, at March 31, 2002. These notes are due and payable in six months. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at March 31, 2002.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At March 31, 2002, the cumulative translation loss was $142,360. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are set forth on pages F-1 through F-39 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2002 under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2002 under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2002 under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                          LOCATION
-------   -----------                          --------

2.1       Agreement of Merger by and among     Incorporated by reference to
          Datalink.net, Inc., Acquisition      Exhibit 2.1 to the Registrant's
          Wireless, Inc., Cross                Form 10QSB filed September 30,
          Communications, Inc., and            2000.
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

2.5       First Amendment to Merger            Incorporated by reference to
          Agreement by and among               Exhibit 2.2 to the Registrant's
          Datalink.net, Inc. Five              Form 10QSB filed January 12,
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
          as of December 8, 2000.

2.7       First Amendment to Merger            Incorporated by reference to
          Agreement by and among               Exhibit 2.4 to the Registrant's
          Datalink.net, Inc., Five             Form 10QSB filed January 12,
          Acquisition, Inc., Tech-ni-comm,     2001.
          Inc., and Jeff Gleckman, dated
          as of December 28, 2000.

2.8       Merger Agreement by and among        Incorporated by reference to
          Semotus Solutions, Inc.,             Exhibit 2.1 to the Registrant's
          WizShop.com, Inc. and Wiz            Form 8-K filed May 17, 2001.
          Acquisition, Inc.

2.9       Merger Agreement by and among        Incorporated by reference to
          Semotus Solutions, Inc., ADA         Exhibit 2.1 to the Registrant's
          Acquisition, Inc., Application       Form 8-K filed May 30, 2001.
          Design Associates, Inc. and John
          Hibben.

2.10      Common Stock Purchase Agreement      Incorporated by reference to
          by and among Application Design      Exhibit 2.1 to the Registrant's
          Associates, Inc., John Hibben        Form 10Q filed February 14, 2002.
          and 2007978 Ontario, Inc. dated
          January 18, 2002.

2.11      Agreement to Amend the Merger        Incorporated by reference to
          Agreement and Employment             Exhibit 2.2 to the Registrant's
          Agreement by and among Semotus       Form 10Q filed February 14, 2002.
          Solutions, Inc., Application
          Design Associates, Inc. and John
          Hibben dated January 18, 2002.

**2.12    Agreement to Amend the Stock         Incorporated by reference to
          Purchase Agreement and Terminate     Exhibit 2.1 to the Registrant's
          the Warrant by and among             Form 8-K filed February 28, 2002.
          Application Design Associates,
          Inc., Semotus Solutions, Inc.
          and 2007978 Ontario, Inc. dated
          February 15, 2002.

2.13      Joint Venture Agreement by and       Filed electronically herewith.
          among Semotus Solutions, Inc.
          and Outercurve Technologies,
          Inc. dated February 20, 2002.

3.1       Articles of Incorporation.           Incorporated by reference to
                                               Exhibit No. 2 to the Registrant's
                                               Form 8-A filed on July 22, 1996
                                               (No. 0-21069).

3.2       Bylaws of the Company.               Incorporated by reference to
                                               Exhibit No. 3 to the Registrant's
                                               Form 8-A filed on July 22, 1996
                                               (No. 0-21069).

3.3       Amended and Restated Bylaws          Incorporated by reference to
          of the Company dated January         Exhibit 3.1 to the Registrant's
          24, 2000.                            Form 8-K Filed on February 17,
                                               2000.

3.4       Certificate of Amendment to          Incorporated by reference to
          the Articles of Incorporation        Exhibit 3.2 to the Registrant's
          dated February 17, 1998.             Form 10-KSB for the year ended
                                               March 31, 1998.

3.5       Certificate of Amendment to          Incorporated by reference to
          Articles of Incorporation            Exhibit 3.4 to the Registrant's
          dated July 6, 1999.                  Form 8-A12B filed on
                                               December 21, 1999.

3.6       Certificate of Amendment to          Incorporated by reference to
          Articles of Incorporation            Exhibit 3.5 to the Registrant's
          Dated January 12, 2001.              Form 10-KSB for the year ended
                                               March 31, 2001.

4.1       Specimen Stock Certificate.          Incorporated by reference to
                                               Exhibit 4.1 to the Registrant's
                                               Form 8-A-12B filed on
                                               December 21,1999.

4.2       Certificate of Designation           Incorporated by reference to
          of the Series B Convertible          Exhibit 4.1 to the Registrant's
          Preferred Stock.                     Form 8-K filed February 17, 2000.

4.3       Warrant to purchase up to            Incorporated by reference to
          375,000 shares of common stock       Exhibit 4.2 to the Registrant's
          issued to Brown Simpson Strategic    Form 8-K filed February 17,
          Fund, Ltd., dated February 9,        2000.
          2000.

 4.4      Warrant to purchase up to            Incorporated by reference to
          201,923 shares of common stock       Exhibit 4.3 to the Registrant's
          issued to Brown Simpson              Form 8-K filed February 17,
          Strategic Fund, L.P., dated          2000.
          February 9, 2000.

 4.5      Warrant to purchase up to            Incorporated by reference to
          76,923 shares of common stock        Exhibit 4.4 to the Registrant's
          issued to H.C. Wainwright & Co.,     Form 8-K filed February 17,
          Inc., dated February 14, 2000.       2000.

 4.6      Warrant to purchase up to            Incorporated by reference to
          150,000 shares of common stock       Exhibit 4.2 to the Registrant's
          issued to Anthony N. LaPine,         Form S-3 filed on April 21,
          dated December 1, 1999.              2000.

**4.7     Warrant to Purchase 150,000          Incorporated by reference to
          shares of Semotus' common stock      Exhibit 4.1 to the Registrant's
          issued to 2007978 Ontario, Inc.      Form 10Q filed February 14, 2002.
          Dated January 18, 2002.

10.1      Agreement Concerning the             Incorporated by reference to
          Exchange of Common Stock             Exhibit No. 10 to the Regis-
          Between Datalink Systems             trant's Form 8-K dated June 27,
          Corporation and Datalink             1996.
          Communications Corporation.

10.2      Application Software Purchase        Incorporated by reference to
          Agreement between Datalink           Exhibit No. 10.1 to the Regis-
          Systems Corporation and              trant's Form 8-K dated August
          Shalcor Investments.                 26, 1996.

10.3      Management and Marketing             Incorporated by reference to
          Agreement between Datalink           Exhibit No. 10.2 to the Regis-
          Systems Corporation and              trant's Form 8-K dated August
          Shalcor Investments.                 26, 1996.

10.4      8% Secured Term Note.                Incorporated by reference to
                                               Exhibit No. 10.3 to the Regis-
                                               trant's Form 8-K dated August
                                               26, 1996.

*10.5     Employment Agreement with Anthony    Incorporated by reference to
          LaPine dated May 1, 1996.            Exhibit 10.6 to the Regis-
                                               trant's Form 10-KSB for the
                                               year ended March 31, 1997.

10.6      Application Software Purchase        Incorporated by reference to
          Agreement between Datalink           Exhibit 10.1 to the Regis-
          Systems Corporation and 605285       trant's Form 8-K dated May 6,
          Ontario Inc.                         1997.

10.7      Management and Marketing             Incorporated by reference to
          Agreement between Datalink           Exhibit 10.2 to the Regis-
          Systems Corporation and 605285       trant's Form 8-K dated May 6,
          Ontario.                             1997.

10.8      6% Secured Term Note.                Incorporated by reference to
                                               Exhibit No. 10.3 to the
                                               Registrant's Form 8-K dated
                                               May 6, 1997.

*10.9     Loan Forgiveness Agreement with      Incorporated by reference to
          Anthony LaPine dated January 19,     Exhibit 10.20 to the Registrant's
          2000.                                Form 10KSB filed June 29, 2000.

10.10     Secured Promissory Note with         Incorporated by reference to
          Anthony LaPine dated                 Exhibit 10.19 to the Registrant's
          February 29, 2000.                   Form 10KSB filed June 29, 2000.

10.11     Option to Repurchase Technology      Incorporated by reference to
          Agreement with 605285 Ontario        Exhibit 10.21 to the Registrant's
          Inc. dated June 14, 2000.            Form 10KSB filed June 29, 2000.

10.12     Termination and Sale Agreement       Incorporated by reference to
          by and among Micromedix, Inc.        Exhibit 99.1 to the Registrant's
          Semotus Solutions, Inc. and          Form 10Q filed August 15, 2001.
          Simkin, Inc. dated May 31, 2001.

10.13     Loan Forgiveness Agreement with      Filed electronically herewith.
          Anthony LaPine dated March 29,
          2002.

21        Subsidiaries of the Registrant.      Filed electronically herewith.

23        Consent of BDO Seidman, LLP.         Filed electronically herewith.

99.1      Securities Purchase Agreement,       Incorporated by reference to
          dated as of February 9, 2000,        Exhibit 99.1 to the Regis-
          by and among the Company, Brown      trant's 8-K Filed on February
          Simpson Strategic Growth Fund,       17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund.

99.2      Registration Rights Agreement,       Incorporated by reference to
          dated as of February 9, 2000,        Exhibit 99.2 to the Regis-
          by and among the Company, Brown      trant's 8-K Filed on February
          Simpson Strategic Growth Fund,       17, 2000.
          Ltd. and Brown Simpson Strategic
          Growth Fund, L.P.

99.3      Registration Rights and Lock-Up      Incorporated by reference to
          Agreement by and among Semotus       Exhibit 2.2 to the Registrant's
          Solutions, Inc. and John Hibben.     Form 8-K filed May 30, 2001.

----------
*  Management contract or compensatory plan or arrangement.
** This Warrant was cancelled, ab initio, and effectively replaced with 150,000 common stock options under the Company's 1996 Stock Option Plan.

(b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K on February 28, 2002 with respect to the amendment entered into by and among Application Design Associates, Semotus Solutions, Inc., and 2007978 Ontario, Inc. that canceled, ab initio, the Warrant to purchase 150,000 shares of Registrant's common stock dated January 18, 2002.

(c) EXHIBITS. The exhibits required by this Item are listed under Item 14(a)(3).

(d) FINANCIAL STATEMENTS SCHEDULES. The financial statement schedules required by this Item are listed under Item 14(a)(2).

INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants  . . . . .  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2002 and 2001 . .  F-3

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2002, 2001 and 2000. . F-4

     Consolidated Statements of Common Shareholders' Equity
     for the years ended March 31, 2002, 2001 and 2000. . . .  F-5 - F-6

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2002, 2001 and 2000. . . . . . . . . . .  F-7 - F-8

     Notes to Consolidated Financial Statements.  . . . . . .  F-9 - F-39

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Semotus Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, common shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
San Jose, California
June 3, 2002

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          ASSETS                                                       March 31       March 31
                                                                          2002            2001
CURRENT ASSETS:                                                       -----------  ------------
  Cash and cash equivalents (including restricted cash of
   $693,286 in 2002 and $694,222 in 2001) (Note 9)                    $ 4,869,578   $ 8,538,264
  Trade receivables (net of allowance for doubtful accounts
   of $67,000 in 2002, $62,887 in 2001)                                   320,566       462,368
  Income and GST tax receivable                                             3,823       127,266
  Other receivables                                                        60,395       115,716
  Inventory, (net of reserve of $40,900 in 2002
    and $188,500 in 2001) (Note 2)                                        178,171       387,547
  Prepaid expenses                                                        170,514       155,959
                                                                      -----------   -----------
    Total current assets                                                5,603,047     9,787,120

Property and equipment, net (Note 7)                                      682,461       977,678
Capitalized contract, net (Note 2)                                        576,958
Investments                                                                    --       151,000
GMP intellectual property, net (Notes 4 and 6)                          1,000,000     5,780,000
Goodwill, net (Notes 3,4 and 5)                                         2,474,597     4,760,746
Other assets                                                                   --       313,417
                                                                      -----------  ------------
    Total assets                                                      $10,337,063   $21,769,961
                                                                      ===========  ============
          LIABILITIES
Current liabilities:
  Accounts payable                                                    $   799,385   $   626,830
  Accrued expenses and other current liabilities                          359,091       228,340
  Note payable (Note 9)                                                   693,286       694,222
  Current portion of capital lease obligation (Note 10)                    93,922        38,222
  Current portion of advances on technology sales (Note 8)                269,109       307,390
  Deferred revenue                                                      1,323,858       111,333
                                                                      -----------  ------------
    Total current liabilities                                           3,538,651     2,006,337
Capital lease obligation, net of current portion (Note 10)                 52,405        63,447
Advances on technology sales, net of current portion (Note 8)             566,542       835,170
                                                                      -----------  ------------
    Total liabilities                                                   4,157,598     2,904,954
                                                                      -----------  ------------

Minority Interest (Note 25)                                               202,528            --
Commitments and contingencies (Notes 9,10 and 20)

       PREFERRED SHAREHOLDERS' EQUITY (Note 11):
Convertible preferred stock, Series B: $0.001 par value; $13.00 liquidation value; authorized: 5,000,000 shares; issued and
 outstanding:469,231 in 2002 and 2001                                         469           469
Additional paid-in capital                                              5,681,987     5,681,987
                                                                      -----------   -----------
Total preferred shareholders' equity                                    5,682,456     5,682,456
                                                                      -----------   -----------
    COMMON SHAREHOLDERS' EQUITY (Note 12):
Common stock: $0.01 par value; authorized: 50,000,000 shares;
 issued and outstanding: 17,200,784 in 2002 and
 15,903,368 in 2001                                                       172,008       159,034
Additional paid-in capital                                             60,396,089    55,217,626
Accumulated other comprehensive loss                                     (142,360)     (102,536)
Notes receivable - related parties                                       (701,817)   (1,106,612)
Accumulated deficit                                                   (59,429,439)  (40,984,961)
                                                                      -----------  ------------
    Total common shareholders' equity                                     294,481    13,182,551
                                                                      -----------  ------------
    Total liabilities, minority interest,
    preferred and common shareholders' equity                         $10,337,063   $21,769,961
                                                                      ===========  ============

See accompanying notes to consolidated financial statements.

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                              Year Ended March 31,
                                                      2002           2001           2000
                                                   -----------   -----------    -----------
Revenues:
 Wireless Services                                 $ 1,305,347   $ 1,731,948    $ 1,459,920
 Enterprise and commerce sales                       2,630,369     3,193,433      6,151,238
 Professional and related services                     559,955       622,582             --
 Logistics                                           1,611,424            --             --
                                                   -----------   -----------    -----------
Total Revenue                                        6,107,095     5,547,963      7,611,158

Cost of Sales:
 Wireless Services                                     520,834       985,305        775,324
 Enterprise and commerce sales                       2,088,881     2,829,642      3,961,668
 Professional and related services                     277,073       281,138             --
 Logistics                                             808,644            --             --
                                                   -----------   -----------    -----------
Total Cost of revenue                                3,695,432     4,096,085      4,736,992
                                                   -----------   -----------    -----------
Gross Profit                                         2,411,663     1,451,878      2,874,166

Operating Expenses:
 (Exclusive of depreciation and amortization and
  stock, option and warrant expense)
 Research and development                            1,475,063     1,228,139        600,957
 Sales and marketing                                 2,281,316     4,630,355      1,849,597
 General and administrative                          4,902,982     5,330,211      4,291,085
 Impairment of goodwill                              4,773,870            --             --
 Impairment of intangible assets                     3,541,017            --             --

Depreciation and amortization:
 Research and development                              127,976        97,606         63,874
 General and administrative                          3,847,025     1,912,789        200,553
                                                   -----------   -----------    -----------
                                                     3,975,001     2,010,395        264,427

Stock option and warrant expense:
 Sales and marketing                                    88,000        78,750             --
 General and administrative                            408,181       523,182      1,060,487
                                                   -----------   -----------    -----------
                                                       496,181       601,932      1,060,487
                                                   -----------   -----------    -----------
Total Operating expenses                            21,445,430    13,801,032      8,066,553

Operating loss                                     (19,033,767)  (12,349,154)    (5,192,387)

Net interest income                                    264,060       639,993        141,257
Other income (Note 12)                                 280,045       415,780        294,204
                                                   -----------   -----------    -----------
Total interest and other income                        544,105     1,055,773        435,461
                                                   -----------   -----------    -----------
Net loss before minority interest                  (18,489,662)  (11,293,381)    (4,756,926)
Minority interest                                      (45,184)           --             --
                                                   -----------   -----------    -----------
        Net loss                                   (18,444,478)  (11,293,381)    (4,756,926)
     Other comprehensive income
     (loss) - Translation adjustment                   (39,824)      (21,136)           602
                                                   -----------   -----------    -----------
     Comprehensive loss                           $(18,484,302) $(11,314,517)   $(4,756,324)
                                                   ===========   ===========    ===========
     Net loss per share:
     Basic                                        $      (1.09)  $     (0.74)   $     (0.61)
     Diluted                                      $      (1.09)  $     (0.74)   $     (0.61)
     Weighted average shares used in per
      Share calculation, basic and diluted          16,975,660    15,199,895      7,763,715
                                                  ============   ===========    ===========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                     COMMON STOCK             ADDITIONAL
                                                 ---------------------         PAID-IN
                                                 SHARES       AMOUNT           CAPITAL
                                                ----------    ---------      -----------
Balances at March 31, 1999                      $5,378,614    $  53,786      $28,652,544
Common stock issued for:
 Options exercised                                 223,856        2,238          246,353
 Services rendered                                 114,296        1,144          225,343
Exercise of warrants for cash and notes
receivable                                       2,955,664       29,556        6,881,231
Cashless exercise of warrants                      282,278        2,822           (2,822)
Compensation associated with stock options
 And warrants granted for services                      --           --          834,000
Conversion of preferred, series A to
 common stock                                    4,731,080       47,312          (47,312)
Translation adjustment                                  --           --               --
Amortization of notes receivable, net
 of accrued interest due                                --           --               --
Net loss                                                --           --               --
                                               -----------    ---------      -----------
Balances at March 31, 2000                      13,685,788      136,858       36,789,337

Common stock issued for:
 Options exercised                                 133,788        1,338          187,754
 Services rendered                                 128,808        1,288          207,367
Exercise of warrants for cash                      903,282        9,033        1,842,313
Cashless exercise of warrants                       39,204          392             (392)
Conversion of series B preferred to
 common stock                                      600,000        6,000        3,627,045
Issuance of stock for acquisitions                 412,498        4,125        5,153,925
Warrants issued for jointly developed
 technology-GMP                                         --           --        6,800,000
Warrants issued for option to repurchase
 technology                                             --           --          217,000
Compensation associated with stock options
 and warrants granted for services                      --           --          393,277
Amortization of notes receivable, net                   --           --               --
Translation adjustment                                  --           --               --
Net loss                                                --           --               --
                                               -----------    ---------      -----------
Balances at March 31, 2001                      15,903,368      159,034       55,217,626

Issuance of stock for acquisitions                 964,940        9,649        4,673,937
Issuance of stock for services rendered            473,936        4,739          391,288
Issuance of stock due to exercise of
 options                                             8,540           86           11,584
Compensation associated with stock options
 and warrants granted for services                      --           --          100,154
Redeemed stock due to contract
 cancellations                                    (150,000)      (1,500)           1,500
Amortization of note receivable, net                    --           --               --
Foreign currency translation adjustment                 --           --               --
Net loss                                                --           --               --
                                             -------------  -----------     ------------
Balances at March 31, 2002                    $ 17,200,784   $  172,008      $60,396,089
                                             =============  ===========     ============

See accompanying notes to consolidated financial statements.

                             SEMOTUS SOLUTIONS, INC.
       CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (CONTINUED)

                                       ACCUMULATED
                                         OTHER
                                       COMPREHENSIVE     NOTES        ACCUMULATED
                                         LOSS         RECEIVABLE       DEFICIT           TOTAL
                                       ------------   ------------    ------------    ----------
Balances at March 31, 1999                 $(82,002)   $(1,261,675)   $(24,934,654)   $2,427,999
Common stock issued for:
 Options exercised                               --             --              --       248,591
 Services rendered                               --             --              --       226,487
 Exercise of warrants for cash and
  notes receivable                               --       (100,000)             --     6,810,787
Cashless exercise of warrants                    --             --              --             0
Compensation associated with stock
 options and warrants granted for
 services                                        --             --              --       834,000
Conversion of preferred, Series A to
 common stock                                    --             --              --             0
Translation adjustment                          602             --              --           602
Amortization of note receivable net
 of accrued interest due                         --         12,928              --        12,928
Net loss                                         --             --      (4,756,926)   (4,756,926)
                                          ---------    -----------    ------------   -----------
Balances at March 31, 2000                  (81,400)    (1,348,747)    (29,691,580)    5,804,468

Common stock issued for:
 Options exercised                               --             --              --       189,092
 Services rendered                               --             --              --       208,655
Exercise of warrants for cash                    --             --              --     1,851,346
Cashless exercise of warrants                    --             --              --            --
Conversion of series B preferred to
 common stock                                    --             --              --     3,633,045
Issuance of stock for acquisitions               --             --              --     5,158,050
Warrants issued for jointly developed
 technology - GMP                                --             --              --     6,800,000
Warrants issued for option to repurchase
 technology                                      --             --              --       217,000
Compensation associated with stock options
 and warrants granted for services               --             --              --       393,277
Amortization of notes receivable, net            --        242,135              --       242,135
Translation adjustment                      (21,136)            --              --       (21,136)
Net loss                                         --             --     (11,293,381)  (11,293,381)
                                          ---------   ------------    ------------   -----------
Balances at March 31, 2001                 (102,536)    (1,106,612)    (40,984,961)   13,182,551

Issuance of stock for acquisitions               --             --              --     4,683,586
Issuance of stock for services rendered          --             --              --       396,027
Issuance of stock due to exercise of
 options                                         --             --              --        11,670
Compensation associated with stock options
 and warrants granted for services               --             --              --       100,154
Redeemed stock due to contract
 cancellations                                   --             --              --            --
Amortization of note receivable, net             --        404,795              --       404,795
Foreign currency translation adjustment     (39,824)            --              --       (39,824)
Net loss                                         --             --     (18,444,478)  (18,444,478)
                                          ---------    -----------    ------------   ------------
Balances at March 31, 2002                $(142,360)   $  (701,817)   $(59,429,439)  $   294,481
                                          =========    ===========    ============   ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                                   March 31,
                                                      2002          2001                2000
                                                  ------------   --------------   ------------
Cash flows from operating activities:
  Net loss                                        $(18,444,478)  $(11,293,381)    $(4,756,926)
  Foreign currency translation adjustment              (39,824)       (21,136)            602
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                  3,975,001      2,010,395         264,427
      Compensation expense related to stock
       issued for services                             396,027        208,655         226,487
      Compensation for expenses relating to
       options/warrants issued for services            100,154        393,277         834,000
      Net amortization of contract income             (606,585)            --              --
      Amortization of technology advances             (306,908)      (371,050)       (432,022)
      Amortization of notes receivable                 315,799        242,135          12,928
      Impairment of goodwill                         4,773,870             --              --
      Impairment of intangible assets                3,541,017             --              --
      Non-cash compensation received for service            --       (151,000)             --
      Non-cash settlements of liabilities               26,230             --              --
      Net loss on asset sales                           29,910             --              --

  Changes in assets and liabilities net of acquired
      assets and liabilities due to acquisitions:
      Accounts and other receivables                   532,953        130,147       1,081,790
      Inventory                                        209,376        223,728         (63,513)
      Prepaid expenses and other assets                  4,003         61,433        (175,330)
      Accounts payable                                 (48,018)      (477,165)     (1,106,577)
      Accrued liabilities                              181,242        (85,032)        (26,916)
      Advances on technology sales                      50,681             --              --
      Deferred revenue                                 168,091        (90,736)       (130,143)
                                                   -----------    -----------     -----------
  Net cash used in operating activities             (5,141,459)    (9,219,730)     (4,271,193)
                                                   -----------    -----------     -----------
Cash flows from investing activities:
  Acquisition of property and equipment                (24,588)      (538,436)       (122,295)
  Investments                                                              --        (232,789)
  Cash received from FY 2002 acquisitions, net       1,096,472             --              --
  Cost of FY 2001 acquisitions, net of cash
   acquired                                                          (132,502)             --
  Sale of Kinetidex technology                         350,000             --              --
  Minority investment in subsidiary                    247,907             --              --
  Other assets                                              --         94,172         271,007
                                                   -----------    -----------     -----------
  Net cash provided by (used in) investing
   activities                                        1,669,791       (576,766)        (84,077)
                                                   -----------    -----------     -----------
Cash flows from financing activities:
 Proceeds from note payable to bank                         --             --       1,000,000
 Repayments of note payable to bank                   (154,400)       (50,830)     (1,000,000)
 Repayments of capital lease obligations               (53,352)       (15,624)        (15,201)
 Proceeds from line of credit                               --             --         264,049
 Redemption of capital stock                                --             --        (441,043)
 Proceeds from issuance of preferred stock                  --             --       9,315,501
 Proceeds from exercise of options and warrants         11,670      2,040,438       7,089,852
 Restricted cash for note payable                           --       (694,222)             --
                                                   -----------    -----------     -----------
 Net cash (used in) provided by financing
  activities                                          (196,082)     1,279,762      16,213,158
                                                   -----------    -----------     -----------
Net (decrease) increase in cash and cash
   equivalents                                      (3,667,750)    (8,516,734)     11,857,888
Cash and cash equivalents, beginning of year         7,844,042     16,360,776       4,502,888
                                                   -----------    -----------     -----------
Cash and cash equivalents, end of year             $ 4,176,292    $ 7,844,042     $16,360,776
                                                   ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                         Year Ended March 31,
                                                    2002          2001          2000
                                                ------------   ------------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                        $   68,130    $   19,071     $  42,400
                                                ============  ============   ===========

  Cash paid for income taxes                    $    9,015    $   10,557     $     800
                                                ============  ============   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Non-cash purchase consideration from
   acquisition of ISS, Inc. through the
   issuance of common stock                     $       --    $1,671,750     $      --
                                                ============  ===========    ===========

  Non-cash purchase consideration from
   acquisition of Cross Communications, Inc.
   and Simkin, Inc. through the issuance
   of common stock                              $       --    $2,753,900     $      --
                                                ============  ===========    ===========

  Non-cash purchase consideration for the
   acquisition of Wizshop, Inc. and
   Application Design Associates, Inc.
   through the issuance of common stock         $4,665,500    $       --     $      --
                                                ============  ===========    ===========

  Additional non-cash purchase consideration
   paid to shareholder of Cross
   Communications, Inc. pursuant to the
   first year performance criteria of the
   merger agreement                             $   18,086    $       --     $      --
                                                ============  ============   ===========

  Common stock issued for services              $  396,027    $  208,655     $ 226,487
                                                ============  ============   ===========

  Common stock issued for liabilities           $  101,036    $       --     $      --
                                                ============  ============   ===========

  Preferred stock converted to common
  stock                                         $       --    $3,633,045     $   2,366
                                                ============  ============   ===========


  Cashless exercise of warrants                 $       --    $      392     $   2,822
                                                ============  ============   ===========

  Consideration in connection with
   40,000 common stock warrants to
   obtain option to repurchase license
   technology                                   $       --    $  217,000     $      --
                                                ===========   ==========     ===========

  Issuance of 800,000 common stock warrants
   to obtain GMP Intellectual Property          $       --    $6,800,000     $      --
                                                ===========   ==========     ===========

  Property and equipment purchased through
   the issuance of capital leases               $  110,119    $   43,539     $      --
                                                ===========   ==========     ===========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("Semotus " or the "Company"), changed its named from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock (as adjusted for the 1 for 10 reverse split effective on February 9, 1998 and a 2 for 1 forward split effective April 27, 2000) to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems, Corp.

Semotus is a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. Semotus helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. The Company's products serve such vertical markets as workforce automation and financial services. Semotus' enterprise application software provides mobility, convenience, efficiency and improves profitability.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., FiveStar Advantage, Inc., WizShop, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other subsidiaries generate revenues from the sales of products and services.

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

INVENTORY:

Inventory is stated at the lower of cost (using the weighted-average method) or market and consisted only of finished goods.

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

LONG-TERM ASSETS

Long-term assets, such as intellectual property rights and goodwill are amortized on a straight-line basis over the economic life of the assets. The expected useful life of those assets is currently five years. The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus will no longer amortize goodwill and intangible assets with an indefinite useful life and will begin assessing potential future impairments of such intangible assets.

CAPITALIZED CONTRACT

Semotus capitalizes the fair value of contracts acquired in business combinations as required by APB 16 "Business Combinations". Fair value is determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost is amortized into cost of revenue as revenues are recognized over the length of the contract.

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

INCOME TAXES:

Deferred income taxes have been recorded for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A 100% valuation allowance has been provided as management is unable to determine that it is more likely than not that the deferred tax assets will be realized.

REVENUE RECOGNITION:

The Company recognizes revenues in each of its lines of business based upon contract terms and completion of the sales process.

Wireless services: revenue is generated from wireless services provided to enterprises and consumers. The revenue is from recurring monthly charges based on utilization fees, transaction fees, and maintenance and service charges. In the financial consumer business, the Company also receives a small revenue stream from pager rentals. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the work force automation business, wireless software is delivered to the customer and revenue is recognized upon delivery, assuming no significant obligations remain.

Enterprise and commerce sales and service: revenue is generated from online sales, advertising, sponsorships and hosting fees and other services. Revenue is recognized upon a completed sale and shipment of a product (e-fulfillment transaction) and for online advertising and sponsorships, revenue is recognized when payment is received. Hosting fees and other services, such as licensing, are recognized ratably over the service period.

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

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2002 there were no capitalized software development costs as the Company expensed the remaining amounts at year end. At March 31, 2001, there were capitalized software development costs of $313,417 relating to the development of Wares on the Web's B2Bware and B2Cware. At March 31, 2000 there were no capitalized software development costs since the period between technological feasibility and availability had coincided and products under development had not yet achieved technological feasibility.

ADVERTISING EXPENDITURES:

Advertising expenditures including production costs of certain marketing materials, of $258,562, $960,480 and $1,571,964 in 2002, 2001 and 2000
respectively, were charged to operations as incurred.

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

The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus will no longer amortize intangible assets with an indefinite useful life and will begin assessing potential future impairments of such intangible assets.

POOLING RESTATEMENT:

On December 28, 2000, Semotus acquired all of the issued and outstanding stock of FiveStar Advantage, Inc. which was accounted for using the pooling of interest method. Consequently, the financial statements for the year ended March 31, 2000 are restated for the inclusion of the operations of FiveStar. (See Note 3, "Acquisitions" for the separate financial information of FiveStar for the year ended March 31, 2000).

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

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. Due to the repricing of employee stock options in December 2000, the adoption of Interpretation No. 44 may have a material effect on the Company's financial position and results of operations in the future. For the fiscal years ended March 31, 2002, 2001 and 2000, the effect was immaterial.

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

As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to March 31, 2002, the net carrying amount of goodwill is $2,474,597 and other intangible assets is $576,958. Amortization expense for goodwill during the fiscal year ended March 31, 2002 was $1,855,407. Further, the Company determined that goodwill had been impaired as of March 31, 2002, and charged against income $4,773,870 of goodwill. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations could be material.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 144 on the Company's financial position and result of operations could be material.

3. ACQUISITIONS

All acquisitions accounted for under the purchase method of accounting have their results of operations included in the financial statements as of the date of acquisition. Goodwill is amortized on a straight line basis over the economic life of the asset. The current estimated life is five years. The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus will no longer amortize intangible assets with an indefinite useful life and will begin assessing potential future impairments of such intangible assets. See Note 2, "Summary of Significant Accounting Policies".

Acquisitions in the fiscal year ended March 31, 2002

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

The effect of issuing any additional shares if certain revenue targets are met will be accounted for as additional purchase price consideration. The effect of issuing any additional shares if certain per share trading prices are not met has been accounted for in the Company's financial statements at the date of acquisition in accordance with EITF 97-15.

WizShop builds and maintains outsourced e-commerce environments for Internet portal companies and also creates online sales and merchandising programs for its clients through merchandizing and marketing initiatives. (See Note 24, "WizShop.com", for further information concerning WizShop.)

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

The effect of issuing any additional shares if certain revenue targets are met will be accounted for as additional purchase price consideration. The effect of issuing any additional shares if certain per share trading prices are not met has been accounted for in the Company's financial statements at the date of acquisition in accordance with EITF 97-15.

ADA creates proprietary software that is a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions.

Acquisitions in the fiscal year ended March 31, 2001

Cross Communications, Inc.

In July 2000, the Company acquired all of the assets and assumed selected liabilities of Cross Communications, Inc. ("Cross") for $100,000 in cash and 62,500 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $2.0 million. Goodwill was also approximately $2.0 million, since Cross had a deminimus number of assets. The sole shareholder of Cross has a right to contingent purchase consideration based upon operating performance for which an additional 187,500 shares of Semotus common stock may be issued over the next three years should revenue targets be met. As of March 31, 2002, Semotus had issued an additional 14,947 shares of additional purchase consideration. Further, up to a maximum of 250,000 shares may be issued if by the end of the third year, the Semotus common stock price has not reached $20 per share.

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

Simkin, established in 1982, is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer-assisted pharmaceutical training programs. Simkin's core software is a proprietary drug dosing product which also provides the foundation for a prototype wireless solution which allows healthcare professionals to improve a patient's drug therapy.

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

Pro forma results

The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions of ADA and Wizshop had been completed as of April 1, 2000:

                                  Fiscal Year Ended
                          March 31, 2002      March 31, 2001
                          --------------      --------------
Revenue:                   $  6,245,944        $  8,169,631
Net loss:                  $(18,433,624)       $(14,920,350)
Net loss per
 share- basic and
 diluted                   $      (1.03)       $      (0.92)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of April 1, 2000, nor is it a projection of the Company's results of operations for any future period.

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

Revenue, net loss, and net loss per share of the combining companies, after giving retroactive effect to the pooling of interest transaction, are as follows:

                                                  Fiscal Year Ended
Description                                         March 31, 2000
                                                  -----------------
Revenue:
Semotus, as previously reported                       $ 1,459,920
Five Star                                             $ 6,151,238
                                                  -----------------
Semotus, as restated                                  $ 7,611,158

Net Loss:
Semotus, as previously reported                       $(4,246,949)
Five Star                                             $  (509,977)
                                                  -----------------
Semotus, as restated                                  $(4,756,926)

Net loss per share:
As previously reported*
Basic and diluted                                     $     (0.59)
As restated
   Basic and diluted                                  $     (0.61)

*Per share loss is adjusted for the two for one stock split that occurred on April 27, 2000.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

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

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin, Wares and WizShop. Also, an impairment may have arisen with the recorded asset value of the Company's Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. Semotus had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 5, "Sale of Technology and Net Impairment of Goodwill". For Wares and WizShop, Semotus analyzed the current carrying value of the goodwill related to both acquisitions.

The analysis focused on the future prospects for the businesses given the current state of the economy and the technology market. Additionally, a critical factor was that the consideration paid by Semotus for those companies in the form of the issuance of shares of the Company's common stock at a time when its stock price was much higher than at March 31, 2002. The Company's stock price was approximately $14.375 at the time of the acquisition of Simkin, approximately $8.938 at the time of the acquisition of Wares and approximately $2.15 at the time of the acquisition of WizShop. At March 31, 2002, the Company's stock price was $0.67. Finally, all of these companies were privately held at the time of the acquisition and their fair value was and is subjective and not readily determinable. At the time of the acquisition, market valuations for such companies were at substantially higher levels. Since the end of the calendar year 2001, stock prices and market valuations in Simkin's, Wares' and WizShop's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

For the asset value related to the Global Market Pro intellectual property, the future prospects for the business derived from the Global Market Pro and Equity Market Pro products and the financial services division was examined. As well, the analysis focused on the consideration paid for the intellectual property in the form of 800,000 warrants of Semotus common stock. The exercise price of those warrants, $30.00 per common share, is significantly higher than the market price of the stock, $0.67, at March 31, 2002. See Note 6, "GMP Intellectual Property and J.P. Morgan Chase Manhattan Warrants". Further, the financial services industry has declined dramatically in response to the general economic recession and to the terrorist events of September 11, 2001.

Based on the factors described above, the Company determined that the goodwill in its Simkin, Wares and WizShop subsidiaries and the asset value of the GMP Intellectual Property may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

- Changes in market value since the date of acquisition relative to the following:

- the Company's stock price;

- comparable companies;

- Contribution to the Company's market valuation and overall business prospects.

The methodologies used were consistent with the specific valuation methods used when the original purchase price and asset value were determined. The Company's best estimate of the fair value of Simkin, Wares, WizShop and the GMP Intellectual Property was determined from the range of possible values after considering the relative performance, future prospects and risk profile of those companies and GMP.

As a result of Semotus' review, management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $4,773,870 was taken for goodwill comprised of an impairment charge to Simkin's goodwill of $909,272 (of which $650,000 was recorded in the quarter ended June 30, 2001, see Note 5 "Sale of Technology and Net Impairment of Goodwill"), $1,156,587 for Wares' goodwill and $2,708,011 for WizShop's goodwill. Furthermore, Semotus took an impairment charge of $3,420,000 for GMP in the quarter ended March 31, 2002 and a $121,017 impairment charge for solftware development costs at Wares.

At March 31, 2002, the Company determined that the carrying value of its remaining goodwill and other intangibles are recoverable. The Company will continue to analyze the recoverability of its long-lived assets and assess the need to record impairment losses when impairment indicators are present.

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

6. GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Scholes pricing model amounted to $6,800,000 and is being amortized to expense over a five year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the fiscal years ended March 31, 2002 and 2001, amortization amounted to $1,360,000 and $1,020,000.

Further, Semotus determined that an impairment charge to GMP was necessary as of March 31, 2002, which amounted to $3,420,000 and has brought the current recorded value to $1,000,000.

7. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:


                                                   MARCH 31,
                                               2002          2001
                                            -----------   ----------
       Furniture and fixtures               $  355,818    $ 349,058
       Computers, and other
        office equipment                     1,296,104    1,176,246
       Capitalized equipment leases            110,119      125,179
       Leasehold improvements                   99,806      102,001
       Purchased software                      363,840      278,525
                                            ----------   ----------
                                             2,225,687    2,031,009
       Less accumulated depreciation
        And amortization                    (1,543,226)  (1,053,331)
                                            ----------   ----------
                                            $  682,461   $  977,678
                                            ==========   ==========

8. ADVANCES ON TECHNOLOGY SALES:

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

9. NOTE PAYABLE

Semotus entered into a one-year note payable with its primary banking institution in March 2001. The note was extended for six months in March 2002 and becomes due September 2002. The note replaced three notes payable at Simkin, Wares and FiveStar. The transaction occurred as part of the acquisition agreements to remove the Presidents of those subsidiaries from personal guaranties. There is not any net additional debt incurred. The note payable has an interest rate of 7.2% currently, which is the same as in the past year. The interest is payable monthly, with the principal due and payable at maturity in September 2002. The note is secured by cash in the form of a certificate of deposit in the amount of $693,286 and $694,222 for the fiscal years ended March 31, 2002 and 2001 respectively. The certificate of deposit mirrors the note payable in term and carries a current interest rate of 2.0% and 5.2% in the past year.

10. CAPITAL LEASE:

In the fiscal year ended March 31, 2002, the Company and its subsidiaries signed leases amounting to $110,119.

Also, in the fiscal year ended March 31, 2002, Semotus settled 4 leases at its Wares and WizShop subsidiaries for $9,625.

In the fiscal year ended March 31, 2001, Semotus through its Cross Communications and Wares subsidiaries, signed three new capital leases for equipment in fiscal year 2001. Two of the assets will be amortized over approximately three years and the principal of the leases totals $32,043. The other asset is amortized over five years and the lease principal totals $11,496. For the fiscal year ended March 31, 2001, the amortization is immaterial since these leases were signed in February and March of 2001. The Company assumed computer leases amounting to $21,357, as part of its acquisition of Wares. These leases are being amortized over two years.

Accumulated depreciation on capitalized lease assets was $33,267 and $55,787 at March 31, 2002 and at March 31, 2001 respectively.

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

The combined principal and interest portions being recognized under the capital lease for the next five years are as follows:

                             Year ended March 31,


                      2003               $ 93,922
                      2004                 40,472
                      2005                 21,267
                      2006                  6,924
                      2007                     --
                                        ---------
                                          162,585
           Less imputed interest          (16,258)
                                        ---------
           Total                         $146,327
                                        =========

11. CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 5,000,000 shares of preferred stock. 2,740,000 has been designated as Series A preferred stock, of which, no shares are outstanding, and 769,231 has been designated as Series B preferred stock, of which 469,231 shares are outstanding.

As of February 14, 2000, Semotus consummated a private placement to two investment funds of (i) 769,231 shares of Series B Convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H.C. Wainwright & Co., Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. For further information on the warrants, see Note 12, "Common Shareholders' Equity". The Company received $9,315,501 in cash, net of expenses and commissions of $684,499.

On April 26, 2000, 300,000 shares of Series B convertible preferred stock were converted into 600,000 shares of common stock. As of March 31, 2002, 469,231 shares of Series B convertible preferred remain outstanding.

Series B Convertible Preferred Stock Provisions

DIVIDENDS: The holders of shares of Series B preferred stock shall be entitled to receive dividends, out of any assets legally available therefor, ratably with any declaration or payment of any dividend with holders of the common stock or other junior securities of this Corporation, when as and if declared by the Board of Directors, based on the number of shares of common stock into which each share of its Series B Convertible preferred stock is then convertible. As of March 31, 2002, no dividends have been declared.

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

REDEMPTION: The Series B preferred stock is not redeemable, unless there is a change in ownership, see Note 11, "Change in Ownership".

VOTING RIGHTS: The holders of Series B preferred stock are not entitled to voting rights.

ANTI-DILUTION: The holders of shares of Series B preferred stock have certain anti-dilution protection upon the happening of certain events.

12. COMMON SHAREHOLDERS' EQUITY:

Under the Company's Articles of Incorporation, as amended in June 1999, Semotus is authorized to issue 50,000,000 shares of common stock, of which 17,200,784 and 15,903,368 was issued and outstanding as of March 31, 2002 and 2001 respectively.

During the fiscal year ended March 31, 2002, in connection with the acquisition of Cross, the Company issued 14,947 common shares as additional purchase consideration (see Note 3, "Acquisitions - Cross Communications, Inc."). In May, 2001, in connection with the acquisition of WizShop, the Company issued 699,993 common shares (see Note 3, "Acquisitions - WizShop.com, Inc."). Also in May, 2001, in connection with the acquisition of ADA, the Company issued 250,000 common shares (see Note 3, "Acquisitions -

Application Design Associates, Inc."). In addition, during the fiscal year ended March 31, 2002, the Company issued a total of 198,093 shares to various suppliers of services, and a total of 75,073 shares to settle certain liabilities of the Company or the Company's subsidiaries.

In December 2000, in connection with the acquisition of Five Star, the Company issued 550,000 shares of common stock (see Note 3, "Acquisitions - Five Star Advantage, Inc. and Tech-ni-comm, Inc.") In November 2000, in connection with the acquisition of Wares, the Company issued 249,998 shares of common stock (see
Note 3, "Acquisitions - ISS, Inc. dba WaresOnTheWeb.com"). On October 9, 2000, the Board of Directors approved a buy back program, whereby up to one million shares of the Company's outstanding stock may be bought in the open market over the next year. As of October 9, 2001, when the buy back program terminated, the Company had not bought back any shares of its common stock. In addition, during the fiscal year ended March 31, 2001, the Company issued a total of 29,345 shares to various suppliers of services, and a total of 87,420 shares to settle certain liabilities of the Company or the Company's subsidiaries.

In August 2000, in connection with the acquisition of Simkin, the Company issued 100,000 shares of common stock (see Note 3, "Acquisitions - Simkin, Inc.") On August 15, 2000, 54,342 H.C. Wainwright warrants were cashless exercised and 33,865 shares of common stock were issued. As of March 31, 2002, 99,504 H.C. Wainwright warrants to purchase up to 99,504 shares of common stock remain outstanding. In July, 2000, the Company issued a warrant to purchase 800,000 shares of common stock at an exercise price of $30.00 per share to an affiliate of J.P. Morgan Chase & Co. in exchange for all royalty and intellectual property rights associated with the GMP product (see Note 6, "GMP Intellectual Property and J.P. Morgan Chase Warrants"). In July, 2000 the Company also issued 62,500 shares of common stock in connection with the acquisition of Cross (See Note 3, "Acquisitions - Cross Communications, Inc."). In addition, during the fiscal year ended March 31, 2000, the Company issued a total of 9,484 shares of common stock to various suppliers of services.

On March 13, 2000 the Board of Directors of the Company approved a 2 for 1 stock split. The 2 for 1 stock split was effected on April 27, 2000 and applied to all holders of common stock of record. As a result of the split the number of shares of common stock into which the preferred stock could be converted was increased to 1,538,462 from 769,231. All financial data and share data in this Form 10- K give retroactive effect to this split, unless otherwise indicated.

As of March 1, 2000, the remaining 772,060 Series A convertible preferred shares were automatically converted into 1,544,120 shares of common stock. On March 2, 2000, the holders of the remaining $2.50 common stock purchase warrants issued in conjunction with the Series A convertible preferred shares were provided a notice of redemption. Of the 1,059,946 warrants outstanding on March 2, 2000, 894,600 had been exercised by March 31, 2000, and the remaining 165,346 were exercised by April 3, 2000.

As of February 14, 2000, Semotus consummated a private placement to two investment funds of (i) 769,231 shares of Series B Convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued to H.C. Wainwright & Co., Inc. a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, for its services as placement agent with respect to the private placement. The Company received $9,315,501 in cash, net of expenses and commissions of $684,499. On April 26, 2000, 300,000 shares of Series B convertible preferred stock were converted into 600,000 shares of common stock. As of March 31, 2002, 469,231 shares of Series B convertible preferred remain outstanding. (See Note 11, "Convertible Preferred Stock").

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Company is currently authorized to issue up to 4,345,000 shares of common stock under the Plan, and intends to seek Shareholder approval to issue additional shares. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of the Company's common stock to directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2002, no stock appreciation rights have been granted under the Plan.

Effective November 6, 2001 the Board of Directors of the Company approved the repricing of most of the options with exercise prices ranging from $0.78 to $20.00 per share held by most of the employees (including executive officers) of the Company. The Board of Directors determined such a reprice to be appropriate in order to sustain the incentivization of its employees. Employees' existing option grants were repriced to an exercise price of $0.76 per share (the current fair market value of the Company's common stock as of the reprice date) and an exercise price of $0.84 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and will result in variable plan accounting. Due to the decrease in the Company's stock price there has been no additional compensation expense in fiscal year ended March 31, 2002.

Activity for stock options under the 1996 Stock Option Incentive Plan through March 31, 2002 is as follows:

                                                                       WEIGHTED
                      SHARES        NUMBER                              AVERAGE
                     AVAILABLE        OF         PRICE PER             EXERCISE
                     FOR GRANT      OPTIONS        SHARE                 PRICE
                    -----------    ---------    -------------          --------
Balances,
 March 31, 1999            392      951,060     $ 0.38-$10.00           $ 1.61
Authorized                  --           --                --               --
Granted             (1,634,756)   1,634,756     $ 1.25-$20.00             4.66
Canceled               765,230     (765,230)    $ 0.38-$15.31             2.00
Exercised                   --     (223,856)    $ 0.50-$ 2.35             1.11
                    -----------   ----------    -------------          -------
Balances,
 March 31, 2000       (869,134)   1,596,730     $ 0.50-$20.00           $ 4.61
Authorized           2,500,000           --                --               --
Granted             (3,509,000)   3,509,000     $ 0.50-$28.77           $ 5.76
Canceled             1,947,733   (1,947,733)    $ 0.50-$28.77           $ 9.22
Exercised                   --     (133,788)    $ 0.50-$ 2.53           $ 1.33
                    ===========   ==========    =============          =======

Balances,
 March 31, 2001*        47,591    3,048,717     $ 0.56-$20.00           $ 3.02
Authorized             845,000           --                --               --
Granted             (4,502,021)   4,502,021     $ 0.67-$ 7.00           $ 1.03
Canceled             3,958,322   (3,958,084)    $ 0.56-$20.00           $ 2.70
Exercised                   --       (8,540)    $ 1.28-$ 1.63           $ 1.40
                   ===========  ===========     =============          =======
Balances,
 March 31, 2002        348,892    3,584,114     $ 0.67-$ 2.01           $ 0.88

*The Balances as of March 31, 2001 reported in this 10K differ slightly from the Balances as of March 31, 2001 as reported in the Company's 10KSB filed last year; this is due to a small number of stock option activities, such as grants, cancellations and exercises, not having been reported by the time this table was drafted last year. We do not feel that these numbers are significant, as the difference between these numbers is only approximately 25,000 shares, or less than 1% of the total outstanding.

On September 13, 2001 the Company's shareholders approved an increase in the number of shares of Common Stock issuable upon the exercise of options, from 3,500,000 to 4,345,000.

The Company plans to request shareholder approval for an increase in the number of shares of Common Stock issuable upon the exercise of options at its next meeting of shareholders to be held during the second quarter of FY 2003.

The weighted average fair value of those options granted during the years ended March 31, 2002, 2001 and 2000 was $1.09, $1.98 and $3.18, respectively. The weighted average fair value of those options that were repriced on November 6, 2001 was $0.53. Options to purchase 1,268,477, 568,570 and 287,796 shares were exercisable with a weighted average exercise price of $0.80, $3.06 and $2.25 at March 31, 2002, 2001 and 2000 respectively.

PRO FORMA STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                       2002             2001            2000
Net loss available to              -------------    -------------   ------------
  common shareholders
     As reported                   $(18,444,478)    $(11,293,381)   $(4,756,926)
     Pro forma                      (20,093,894)     (11,815,677)    (5,375,583)
 Net loss per share
  As reported, basic
     and diluted                          (1.09)           (0.74)         (0.61)
  Pro forma net loss,
     basic and diluted                    (1.18)           (0.78)         (0.69)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan in 2002, 2001 and 2000:

                                     2002          2001            2000
                                  -----------    ----------     -----------
         Expected dividend        $        --     $      --     $        --
         Expected life of option      4 years       4 years       1-4 years
         Risk-free interest rate  3.71%-4.63%     5.0%-6.5%     4.61%-5.75%
         Expected volatility         87%-108%      70%-295%          244.3%


The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

The following table summarizes the stock options outstanding at March 31, 2002:

             OPTIONS OUTSTANDING                       CURRENTLY EXERCISABLE
-----------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED                WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                 AVERAGE
  EXERCISE       NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
   PRICE       OUTSTANDING       LIFE         PRICE     EXERCISABLE    PRICE
-----------    -----------  -------------   ---------  ------------  --------
MARCH 31, 2002

$ 0.00-$ 0.76   1,879,614          8.4         $ 0.76     593,343     $ 0.75
$ 0.77-$ 1.00   1,456,000          8.2         $ 0.84     675,134     $ 0.84
$ 1.01-$ 2.01     248,500          9.1         $ 2.01           0     $ 0.00
                ---------          ---         ------   ----------   -------
                3,584,114          8.4         $ 0.88   1,268,477     $ 0.80
                =========          ===         ======   ==========   =======

13. REVENUE

The Company derives revenue from its customers as discussed in Note 2, "Summary of Significant Accounting Policies: Revenue Recognition". From Semotus' wireless services segment, one customer accounted for 6% of the Company's revenues for the fiscal year ended March 31, 2002. From the enterprise and commerce segment one customer accounted for 17% of the Company's revenues in the fiscal year ended March 31, 2002. From the logistic systems segment, one customer accounted for 8% of the Company's revenue for the fiscal year ended March 31, 2002. None of these customers accounts for significant accounts receivable at March 31, 2002.

From Semotus' enterprise and commerce segment revenues, one customer accounted for approximately 28% of the Company's revenues for the fiscal year ended March 31, 2001. For Semotus' enterprise and commerce segment subsidiary revenues in the fiscal year ended March 31, 2000, two customers accounted for approximately 30% and 25% of the Company's revenues. Since then, both customers' contribution as a percentage of total revenues has declined in actual contribution and as more enterprise customers have been added.

14. STOCK, OPTION AND WARRANT EXPENSE

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

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to five years. For the fiscal year ended March 31, 2002, interest rates used are the appropriate Treasury rates ranging from 3.71% to 4.63%. The expected volatility ranged from 87% to 108%. (See Note 12, "Common Shareholders Equity"). The expense has been recognized over the term of the agreement or when the services have been performed.

15. OTHER INCOME:

Other income (expense) consists of the following items:
                                             YEAR ENDED
          DESCRIPTION                   2002           2001           2000
          ---------------------     ------------     -----------  ------------
          Owners fee sales
          of technology             $(1,569,000)     $(1,569,000)  (1,570,000)

          Interest on note from
          sales of technology         1,569,000        1,569,000    1,570,000

          Amortization of
          technology advances           306,908          371,052      432,021

          Other interest income          50,207          132,792      129,290

          Miscellaneous                 (77,070)         (88,064)    (267,107)
                                    -------------    ------------  -----------
          Total other income        $   280,045      $   415,780    $ 294,204
                                    =============    ============  ===========

16. INCOME TAXES:

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows:

                 FEDERAL                          STATE
       --------------------------        -------------------------
         BALANCE       EXPIRATION         BALANCE       EXPIRATION
       -----------     ----------        -----------    ----------
       $ 2,729,703        2012           $ 2,632,479        2003
         3,219,423        2013             1,960,131        2004
         4,443,579        2019             1,598,148        2005
         3,684,281        2020             4,474,624        2011
         9,313,338        2021             2,262,734        2012
         3,895,301        2022
       -----------                       -----------
       $27,285,625                       $12,928,116
       ===========                       ===========

At March 31, 2002, the Company has approximately $1,748,000 in Canadian net operating loss carryforwards that expire from 2003 through 2007.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2002 and 2001, the Company had net deferred tax assets of approximately $11,753,500 and $9,592,500, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to the Company's net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit cannot be realized in the future.

17. EARNINGS PER SHARE (EPS) DISCLOSURES:

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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                          MARCH 31,
                               2002           2001           2000
                           -------------  -------------  -------------
Basic EPS:
     Net loss              $(18,444,478)  $(11,293,381)  $ (4,756,926)
                           =============  =============  =============
  Average common shares
   outstanding               16,975,660     15,199,895      7,763,715
                           =============  =============  =============
Basic EPS                  $      (1.09)  $      (0.74)  $      (0.61)
                           =============  =============  =============
Diluted EPS:
     Net loss              $(18,444,478)  $(11,293,381)  $ (4,756,926)
                           ============   =============  =============
  Average common shares
   outstanding               16,975,660     15,199,895      7,763,715
  Convertible preferred              --             --             --
  Warrants                           --             --             --
  Stock options                      --             --             --
                           ------------   -------------  -------------
  Total shares               16,975,660     15,199,895      7,763,715

                           ------------   -------------  -------------
Diluted EPS                $      (1.09)  $      (0.74)  $      (0.61)
                           ============   =============  =============

In 2002, 2001 and 2000, 7,557,135 potential shares, 7,053,854 potential shares and 6,467,088 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

18. OPERATING LEASES:

In the fiscal year ended March 31, 2002, Semotus closed offices in Downer's Grove, Illinois, Gainesville, Florida and Woodbury, N.J. Semotus also subleased its office space in Sherman Oaks, California, where WizShop resided and those operations have been absorbed into the rest of the Company. Semotus added one new office in Englewood, Colorado with its acquisition of ADA. The terms and conditions of this lease are normal and customary. Rental expense for all of these facilities was $548,354 in fiscal 2002.

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

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                                2003     $441,176
                                2004       19,859
                                2005       21,004
                                2006       21,385
                                2007       22,532
                                        ----------
                                         $525,956
                                        ==========

19. RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, the Company entered into a three year employment agreement with the Company's Chief Executive Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one year terms unless notice is provided by either party. On December 1, 1999, the Board of Directors granted the Chief Executive Officer a warrant to purchase 150,000 shares of common stock at $4.75 per share (300,000 @ $2.375 post split), as part of his compensation package.

In conjunction with the private placement dated November 5, 1997 the Chief Executive Officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 280,000 shares of preferred stock with detachable warrants to purchase 280,000 shares of the Company's common stock at $2.50 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 7%. This note was for the purchase of stock and did not result in the Company lending cash to Mr. LaPine. Mr. LaPine has not sold any of the stock purchased with this note and has not received any cash income related to this transaction.

On January 15, 2000, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,050,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 2004, and there are no uncured defaults by him under his Employment Agreement on May 1, 2004. The note, together with interest accrued thereon has been presented as contra-equity in the balance sheet. The note plus interest is being amortized over the period of the contract of employment. Consequently, in the year ended March 31, 2002 expense of $404,795 has been recorded as employment compensation.

On February 29, 2000, the Company entered into a secured recourse promissory note with the Chief Executive Officer, in the amount of $100,000 to cover the cost of the Chief Executive Officer's exercise of 40,000 warrants, that would otherwise be redeemed by the corporation on April 3, 2000, pursuant to the Company's automatic redemption rights against all holders of the Company's $2.50 warrants. On March 29, 2002, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer, which provided that the $100,000 promissory note be forgiven as of March 29, 2002. This note was for the purchase of stock and did not result in the Company lending cash to Mr. LaPine. Mr. LaPine has not sold any of the stock purchased with this note and has not received any cash income related to this transaction.

In 2001, the Company's subsidiaries, Wares on the Web, Wizshop, and ADA entered into employment agreements with Stephen J. Casey, Steve McAllister and John Hibben, respectively, providing, among other things, an annual salary of $150,000 each, as well as annual bonuses from $37,500 to $75,000, contingent upon the applicable subsidiary companies reaching certain revenue targets. As of June 19, 2001, Mr. Casey resigned and the employment agreement by and among Mr. Casey and Wares on the Web was terminated. On January 18, 2002, the employment agreement by and among ADA and John Hibben was terminated and a new but substantially similar agreement was signed by and among ADA, John Hibben and 2007978 Ontario, Inc.

20. COMMITMENTS AND CONTINGENCIES:

Semotus is the defendant in one pending legal proceeding and one of Semotus' wholly owned subsidiaries, Wizshop.com, Inc., is the plaintiff in one pending legal proceeding. The suit in which Semotus is the defendant was filed by Brown Simpson Partners I, Ltd. on March 7, 2002 in the Supreme Court of the State of New York. This suit alleges four causes of action for breach of contract. The Complaint claims that Semotus triggered the anti-dilution provisions in Brown Simpson's Warrants and Series B Preferred Stock, thus obligating Semotus to issue substantial numbers of additional shares upon conversion of the Preferred Stock and exercise of the Warrants. Brown Simpson seeks an order granting specific performance, money damages in excess of $25,000, and recovery of costs and prejudgment interest. We believe the suit is without merit and intend to vigorously contest the suit.

Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 2, 2002 in the California Superior Court. This suit alleges eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arises out of Earthlink's breach of the written agreement with Wizshop and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop is entitled to under the agreement. We are seeking monetary damages for the above matter.

We are also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

21. EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 2001 or 2000.

22. SEGMENT INFORMATION

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

Semotus' wireless services segment focuses in three areas: Company hosted solutions, client hosted (premise-based) solutions, and financial consumer solutions. The Company creates wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) Company-hosted where Semotus hosts and manages the information on its servers and (ii) premise based where Semotus installs and engineers the software and information on the customer's servers.

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

                                                    Professional  Logistic
                         Wireless   Enterprise and  and related   system    Corporate
                         services   commerce sales  services      sales     and other   Total
                        ----------  --------------  ------------ ---------- ---------- ---------
As of and for the
year ended March 31,
 2002

Revenue               $ 1,305,347    2,630,368         559,956   1,611,424           --  $  6,107,095
Gross profit          $   784,513      541,488         282,882     802,780           --  $  2,411,663
Operating loss*       $  (837,442)  (1,005,843)       (563,100)   (149,766) (16,477,615) $(19,033,767)
Depreciation and
 amortization         $   340,482      113,899         265,661      29,613    3,225,346  $  3,975,001
Capital expenditures  $    18,873           --              --       5,715           --  $     24,588
Total assets, March
 31, 2002*            $ 7,133,204    1,616,479         282,808   1,056,540      248,032  $ 10,337,063

As of and for the
year ended March
 31, 2001

Revenue               $ 1,731,948    3,193,433         622,582          --           --  $  5,547,963
Gross profit          $   746,643      363,791         341,444          --           --  $  1,451,878
Operating loss*       $(1,113,291)    (974,759)       (171,367)         --  (10,089,737) $(12,349,154)
Depreciation and
 amortization         $  (223,149)     (37,535)        (77,812)         --   (1,671,899) $ (2,010,395)
Capital expenditures  $   223,231       22,490          11,747          --      280,968  $    538,436
Total assets, March
 31, 2001*            $13,127,832    1,302,984       2,578,399          --    4,760,746  $ 21,769,961


As of and for the
year ended March
 31, 2000

Revenues              $ 1,459,920    6,151,238              --          --           --  $  7,611,158
Gross profit          $   684,596    2,189,570              --          --           --  $  2,874,166
Operating loss*       $  (923,460)    (189,531)             --          --   (4,079,396) $ (5,192,387)
Depreciation and
 amortization         $   244,077       20,350              --          --           --  $    264,427
Capital expenditure   $    96,723        1,135              --          --       24,437  $    122,295
Total assets, March
 31, 2000*            $16,597,406    1,893,074              --          --           --  $ 18,490,480

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $248,032 and the $4,760,476 of assets at March 31, 2002 and 2001 respectively under "Corporate and other" is comprised of the GMP Intellectual Property, Semotus' Global Market Pro wireless financial product and allocations of certain corporate assets and liabilities not appropriately categorized in any segment.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                 JUNE 30,      SEPTEMBER 30,    DECEMBER 31,     MARCH 31,       MARCH 31,
                   2001             2001            2001            2002            2002
             -------------   -------------   -------------   -------------   -------------
Revenue      $ 1,594,285     $ 1,851,045      $ 1,423,593    $  1,238,172     $  6,107,095
Gross profit
 (loss)          591,897         661,550          689,801         468,415        2,411,663
Net loss      (3,929,818)     (2,676,913)      (1,970,399)     (9,867,348)     (18,444,478)
Net loss per
 common share
  basic and
  diluted          (0.24)          (0.16)           (0.11)          (0.58)           (1.09)

              QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                 JUNE 30,      SEPTEMBER 30,    DECEMBER 31,     March 31,       MARCH 31,
                   2000            2000            2000            2001            2001
             -------------   -------------   -------------   -------------   -------------
Revenue       $ 1,217,273     $ 1,747,085     $ 1,374,693       $ 1,208,912   $  5,547,963
Gross profit      364,034         723,633         652,318          (288,107)     1,451,878
Net loss       (1,845,765)     (2,476,417)     (3,390,972)       (3,580,227)   (11,293,381)
Net loss per
common share--
basic and
diluted             (0.13)          (0.16)          (0.22)            (0.23)         (0.74)

24. WIZSHOP.COM

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

25. STRATEGIC INVESTMENT IN ADA

On January 18, 2002 the Global Beverage Group "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary. GBG is now a 49% shareholder in ADA.

For its 49% stock purchase, GBG paid Semotus $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. Additionally, as part of the transaction, GBG assumed a personal loan of the President of ADA and received the 250,000 shares of Semotus stock securing the loan. GBG has also received common stock options exercisable into 150,000 shares of Semotus stock at $0.75 per share.

At the end of 15 months, GBG has the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash or (ii) return of the 250,000 shares of common stock received for assuming the personal loan. These shares also carry a price guaranty, for which Semotus could issue up to an additional 250,000 shares (see Note 3, "Acquisitions - Application Design Associates, Inc.")

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

26. VALUATION AND QUALIFYING ACCOUNTS

                                                                                Reduction
                                                                  Charged to    Against
                  Balance at        Acquired  Charged to cost      Operating    Balance          Balance at
                  March 31, 2000    Balances  of Goods Sold        Expenses     Sheet Account   March 31, 2001
                  --------------    --------  ---------------    -------------  --------------  ---------------
Allowance for
 doubtful
 accounts         $ 21,337          $ 26,906    $      --          $ 92,989      $(78,345)      $ 62,887

Allowance for
 iventory
 reserve                --                --      251,400                --       (62,900)      188,500

                                                                                Reduction
                                                                  Charged to    Against
                  Balance at        Acquired  Charged to cost      Operating    Balance          Balance at
                  March 31, 2001    Balances  of Goods Sold        Expenses     Sheet Account   March 31, 2002
                  --------------    --------  ---------------     ------------  --------------  ---------------
Allowance for
 doubtful
 accounts         $ 62,887          $     --    $      --          $284,660     $(280,547)      $ 67,000

Allowance for
 inventory
 reserve           188,500                --      194,180                --      (341,780)        40,900

27. SUBSEQUENT EVENTS

On May 1, 2002, all employees with a fifty thousand dollar annual salary or greater took a ten percent salary reduction. In exchange, on May 16, 2002, the Board of Directors approved the repricing of all of these employees' outstanding stock options under the Company's 1996 Stock Option Plan to $0.43 per share, and $0.47 per share for Tony and Pamela LaPine (which equals 110% of the amended exercise price). Additionally, each employee received an additional grant equal to 10% of their total options granted under the Stock Option Plan to date.

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future.

Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services. Management has not quantified the effect of these actions on the financial results of the Company for the first quarter of fiscal 2003. However, management does not expect that the effect of these actions will be material.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 28, 2002                Semotus Solutions, Inc.


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

        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/S/ ANTHONY N. LAPINE
------------------------       Chief Executive Officer     June 28, 2002
Anthony N. LaPine              and Chairman of the Board


/S/ CHARLES K. DARGAN II
------------------------       Chief Financial Officer,    June 28, 2002
Charles K. Dargan II           Treasurer and Director


/S/ FREDERICK M. HOAR
------------------------       Director                    June 28, 2002
Frederick M. Hoar


/S/ JASON PAVONA
------------------------       Director                    June 28, 2002
Jason Pavona


/S/ ROBERT LANZ
------------------------       Director and Chairman       June 28, 2002
Robert Lanz                    of the Audit Committee

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Sec File No. 333-15399) and the Registration Statements on Form S-3 (SEC File Nos. 333-67490, 333-63938, and 333-57772) of our report dated June 3, 2002, relating to the consolidated financial statements of Semotus Solutions, Inc. and Subsidiaries, which appears in this Annual Report on Form 10K.

/S/  BDO Seidman, LLP
BDO Seidman, LLP

San Jose, California
June 28, 2002