Form 10-Q
period 2002-06-30
SEMOTUS SOLUTIONS INC
filed 2002-08-14
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2002


                         Commission file number: 1-15569


                             SEMOTUS SOLUTIONS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            Nevada                                     36-3574355
-------------------------------               ----------------------------
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

                              Yes [X]   No [ ]

There were 17,522,165 shares of the Registrant's common stock outstanding as of August 6, 2002.
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                                TABLE OF CONTENTS

                                                                    Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Consolidated Balance Sheets as of June 30,
         2002 and March 31, 2002                                      3

     b.  Consolidated Statements of Operations and
         Comprehensive Loss for the three-month periods
         ended June 30, 2002 and 2001                                 4

     c.  Consolidated Statements of Cash Flows for the
         three months ended June 30, 2002 and 2001                    5

     d.  Notes to the Consolidated Financial Statements               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                 16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          17
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17
ITEM 5.  OTHER INFORMATION                                           17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                           18

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMNTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

          ASSETS                                      June 30         March 31
                                                        2002            2002
CURRENT ASSETS:                                     -----------     -----------
  Cash and cash equivalents (including restricted
   cash of $693,286 at June 30 and March 31, 2002)  $ 4,065,776     $ 4,869,578
  Trade receivables (net of allowance for
    doubtful accounts of $73,000 at June 30,
    2002 and $67,000 at March 31, 2002)                 315,642         320,566
  Income and GST tax receivable                           6,268           3,823
  Other receivables                                      55,309          60,395
  Finished goods inventory (net of reserve of
   $40,900 at June 30, and March 31, 2002)              134,662         178,171
  Prepaid expenses                                      171,336         170,514
                                                    -----------     -----------
    Total current assets                              4,748,993       5,603,047

Property and equipment, net                             608,659         682,461
Capitalized contract, net                               432,718         576,958
GMP intellectual property, net                          750,000       1,000,000
Goodwill                                              2,599,597       2,474,597
                                                    -----------     -----------
    Total assets                                    $ 9,139,967     $10,337,063
                                                    ===========     ===========
          LIABILITIES

Current liabilities:
  Accounts payable                                  $   859,535     $   799,385
  Accrued expenses and other current liabilities        196,111         359,091
  Notes payable                                         723,105         693,286
  Current portion of capital lease obligation            91,629          93,922
  Current portion of advances on technology sales       271,370         269,109
  Deferred revenue                                      988,559       1,323,858
                                                    -----------     -----------
    Total current liabilities                         3,130,309       3,538,651
Capital lease obligation, net of current portion         28,590          52,405
Advances on technology sales, net of current
 portion                                                492,979         566,542
                                                    -----------     -----------
    Total liabilities                                 3,651,878       4,157,598
                                                    -----------     -----------

Minority interest                                       286,958         202,528

Commitments and contingencies (Note 6)

    PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par
 value; $13.00 liquidation value; authorized:
 5,000,000 shares; issued and outstanding: 469,231
 at June 30, 2002 and March 31, 2002                        469             469
Additional paid-in capital                            5,681,987       5,681,987
                                                    -----------     -----------
Total preferred shareholders' equity                  5,682,456       5,682,456
                                                    -----------     -----------
    COMMON SHAREHOLDERS' EQUITY (deficit):
Common stock: $0.01 par value; authorized:
 50,000,000 shares; issued and outstanding:
 17,479,226 at June 30, 2002 and 17,200,784
 at March 31, 2002                                      174,793         172,008
Additional paid-in capital                           60,555,593      60,396,089
Accumulated other comprehensive loss                   (128,129)       (142,360)
Notes receivable - related parties                     (619,587)       (701,817)
Accumulated deficit                                 (60,463,995)    (59,429,439)
                                                    -----------     -----------
    Total common shareholders' equity (deficit)        (481,325)        294,481
                                                    -----------     -----------
    Total liabilities, minority interest,
     preferred and common shareholders' equity      $ 9,139,967     $10,337,063
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                        2002            2001
                                                    -----------     -----------
Revenues:
    Wireless services                               $   349,590     $   317,976
    Enterprise and commerce sales                       418,908         491,370
    Professional and related services                    19,294         295,862
    Logistics                                           277,705         489,077
                                                    -----------     -----------
    Total revenue                                     1,065,497       1,594,285
                                                    -----------     -----------
Cost of sales:
    Wireless Services                                    70,326         208,309
    Enterprise and commerce sales                       313,992         362,280
    Professional and related services                     2,271         153,063
    Logistics                                           119,309         278,736
                                                    -----------     -----------
    Total cost of revenue                               505,898       1,002,388
                                                    -----------     -----------
Gross Profit                                            559,599         591,897

Operating Expenses:
    (Exclusive of depreciation and amortization
      and stock, option and warrant expense)
    Research and development                             96,239         524,301
    Sales and marketing                                  98,592         800,640
    General and administrative                           50,424       1,557,205
    Impairment of goodwill                                  --          650,000

    Depreciation and amortization:
     Research and development                            34,135          26,483
     General and administrative                         318,743         974,216
                                                    -----------     -----------
                                                        352,878       1,000,699

    Stock, option and warrant expense:
     Sales and marketing                                    --           21,000
     General and administrative                          21,054         152,917
                                                    -----------     -----------
                                                         21,054         173,917
                                                    -----------     -----------
    Total operating expenses                          1,719,187       4,706,762

      Operating Loss                                 (1,159,588)     (4,114,865)


Net interest income                                      23,877         113,893
Other income                                             80,176          71,154
                                                    -----------     -----------
    Total interest and other income                     104,053         185,047
                                                    -----------     -----------
    Net loss before minority interest                (1,055,535)     (3,929,818)
Minority interest                                        20,978             --
                                                    -----------     -----------
      Net loss                                       (1,034,557)     (3,929,818)

Other comprehensive income
  loss - Translation adjustment                          14,231         (14,118)
                                                    -----------     -----------
Comprehensive loss                                  $(1,020,326)    $(3,943,936)
                                                    ===========     ===========
Net loss per common share:
    Basic                                           $     (0.06)    $     (0.24)
    Diluted                                         $     (0.06)    $     (0.24)
    Weighted average shares used in per share
      calculation, basic and diluted                 17,382,241      16,481,656
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                        2002            2001
                                                    -----------     -----------
Cash flows from operating activities:
  Net loss                                          $(1,034,557)    $(3,929,818)
  Foreign currency translation adjustment                14,231         (14,118)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                       352,878       1,000,699
    Compensation expense related to stock
     issued for services                                 21,054         173,917
    Net amortization of contract income                (105,855)            --
    Amortization of technology advances                 (71,302)        (79,804)
    Amortization of notes receivable                     70,241         103,419
    Impairment of goodwill                                  --          650,000
    Non-cash settlements of liabilities                  27,121             --

  Changes in assets and liabilities net of acquired
   assets and liabilities due to acquisitions:
    Accounts and other receivables                        7,565           4,604
    Inventory                                            43,509           3,899
    Capitalized in-progress contract costs                  --          (39,956)
    Prepaid expenses and other assets                      (823)       (170,863)
    Accounts payable                                     60,150          42,710
    Accrued liabilities                                (162,980)          5,424
    Deferred revenue                                    (86,398)         (4,504)
                                                    -----------     -----------
  Net cash used in operating activities                (865,166)     (2,254,391)
                                                    -----------     -----------
Cash flows from investing activities:
  Acquisition of property and equipment                 (17,937)        (10,971)
  Cash received from FY2002 acquisitions, net                         1,096,472
  Sale of Kinetidex technology                                          350,000
  Minority investment in subsidiary                     105,409             --
                                                    -----------     -----------
  Net cash provided by (used in) investing
   activities                                            87,472       1,435,501
                                                    -----------     -----------
Cash flows from financing activities:
 Repayments of notes payable to bank                        --         (151,672)
 Repayments of capital lease obligations                (26,108)        (19,575)
 Proceeds from exercise of options and warrants             --           11,668
                                                    -----------     -----------
 Net cash (used in) provided by financing
  activities                                            (26,108)       (159,579)
                                                    -----------     -----------
Net (decrease) in cash and cash equivalents            (803,802)       (978,469)
Cash and cash equivalents, beginning of period        4,176,292       7,844,042
                                                    -----------     -----------
Cash and cash equivalents, end of period            $ 3,372,490     $ 6,865,573
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                    Three Months Ended June 30,
                                                        2002            2001
                                                    -----------     -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Cash paid for interest                            $    10,156     $    12,660
                                                    ===========     ===========

  Cash paid for income taxes                        $     5,981     $     5,381
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Non-cash purchase consideration for the
    acquisition of Wizshop, Inc. and
    Application Design Associates, Inc.
    through the issuance of common stock            $       --      $ 4,666,000
                                                    ===========     ===========

  Common stock issued for services                  $    21,054     $   173,917
                                                    ===========     ===========

  Common stock issued for liabilities               $    16,235     $       --
                                                    ===========     ===========

  Property and equipment purchased through
   the issuance of capital leases                   $       --      $    11,254
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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the three months ended June 30, 2002 have been prepared by the Company, without audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, DSC Datalink Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., ISS, Inc. (dba Wares on the Web) FiveStar Advantage, Inc., WizShop, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other subsidiaries generate revenues from the sales of products and services.

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

3. RECENT PRONOUNCEMENTS

In June 2001, the FASB issued FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 141 and 142 as of April 1, 2002 and is no longer amortizing goodwill. The effect of the adoption of these Statements resulted in the net loss for the three months ended June 30, 2002 being smaller by $179,735 due to not amortizing goodwill.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 was adopted effective April 1, 2002. The impact of adopting SFAS 144 on the Company's financial position and result of operations was not material.

4. EARNINGS PER SHARE (EPS) DISCLOSURES:

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

For the three months ended June 30, 2002 and 2001, 7,517,303 potential shares and 7,490,355 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

5. FIVESTAR ADVANTAGE, INC.

As part of Semotus' Centralization and Consolidation Plan, which is further described in the Company's March 31, 2002 10-K, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, due to the large excess of liabilities over assets, FiveStar filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002.

6. COMMITMENTS AND CONTINGENCIES:

The Company continues to be a party to certain commitments and contingencies, as previously reported in Note 20 and Part II, Item 3 of Registrant's Form 10K for the year ended March 31, 2002. Please also refer to Park II, Item 1 of this report.

7. SEGMENT INFORMATION

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

                                                               Professional      Logistic
                                 Wireless     Enterprise and    and related       system        Corporate
                                 Services     commerce sales     services          sales        and other         Total
                               ------------    ------------    -----------     ------------    ------------    ------------
As of and for the
Three Months Ended
 June 30, 2002
Revenue                        $    349,590    $    418,908    $     19,294    $    277,705    $        --     $  1,065,497
Gross profit                        279,264         104,916          17,023         158,396             --          559,599
Operating loss*                    (328,774)        (31,212)          8,969         (32,234)       (776,338)     (1,159,588)
Depreciation and
 amortization                        83,275           9,513           1,880           8,210         250,000         352,878
Capital expenditures                 17,937             --              --              --              --           17,937
Total assets, June 30, 2002*      4,961,411       1,301,946         261,225         190,353       2,425,033       9,139,967

Three Months Ended
 June 30, 2001

Revenue                        $    317,976    $    491,370    $    295,862    $    489,077    $        --     $  1,594,285
Gross profit                        109,667         129,090         142,799         210,341             --          591,897
Operating loss*                    (373,052)       (459,544)       (404,986)         60,839      (2,938,122)     (4,114,865)
Depreciation and
 amortization                        82,317          29,480          57,870           5,237         825,795       1,000,699
Capital expenditures                  9,390             --              --            1,581             --           10,971
Total assets                     10,215,218       6,437,470       1,322,533       1,631,768       5,440,000      25,046,989

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,425,033 of assets at June 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $5,440,000 of assets under "Corporate and other" at June 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

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

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2002.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operation, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

Critical accounting policies affecting us have not changed materially since March 31, 2002.

OVERVIEW

Semotus still reports four business segments: wireless services, enterprise and commerce sales, professional and related services, and logistic system sales. However, at the end of this fiscal year 2002, Semotus determined that the economy would continue in a weak recovery and that the market for technology products would stay anemic. Accordingly, the Company has centralized and consolidated its organization and its operations. Semotus has organized its operations around two core lines of businesses, while maintaining but de-emphasizing its other operations: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) workforce automation with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

Logistic systems, largely ADA's products and services, continue as part of Semotus' wireless and mobile strategy. This field force automation software provides Semotus with a unique platform for its wireless productivity enhancement tools such as Hiplink.

Certain professional services have been de-emphasized. As well, M-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. At Wares on the Web, one e-commerce customer remains and at WizShop, while there is still some small monthly sponsorship and advertising revenue, the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations were closed as the market for e-fulfillment is currently unprofitable, see Note 5, "FiveStar Advantage, Inc."

As a result of the centralization and consolidation implementation, the net loss declined to $1,034,557 from $3,929,818 and to $0.06 per share from $0.24 per share in the three months ended June 30, 2002 versus 2001. Likewise, the overall cash decline was reduced to $803,802 from $978,469 in the three months ended June 30, 2002 versus 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Revenues for the three months ended June 30, 2002 were $1,065,497, as compared to $1,594,285, for the three months ended June 30, 2001.

Given the continued decline in economic activity and weakened capital and consumer spending for technology products and services, Semotus experienced a decline in revenues of 33% in the three months ended June 30, 2002 versus 2001. All segments of the Company's business were affected except for the wireless segment. The increase in sales of wireless products and services was more than offset by declines in logistic system sales and professional services as new contracts for system integration services and engineering consulting services did not materialize. Potential customers have delayed capital spending decisions or have kept most of the work in-house. Further, Semotus' Centralization and Consolidation Plan has eliminated unprofitable products and services, which has largely been in the professional services and enterprise and commerce segments. The Plan has accounted for some of the revenue decline in professional services, but is the main reason for most of the decline in the enterprise and commerce segment. The e-commerce economy has contracted and is not expected to recover in the near future.

Wireless Services

The 10% increase in revenues in the three months ended June 30, 2002 versus 2001 is due to the increased sales of the newest version of Hiplink XS, Semotus' field force automation product. The financial service products, Global Market Pro and Equity Market Pro, have maintained their level of revenues even as the financial service market is experiencing significant declines in sales and trading activity.

Enterprise and Commerce Sales

The 15% decline in revenues in the three months ended June 30, 2002 versus 2001 is largely due to above mentioned Centralization and Consolidation Plan and the closing of the operations of FiveStar Advantage, Inc.

Professional and Related Services

The 93% decline in revenues in the three months ended June 30, 2002 versus 2001 is due to the reduction in new professional service contracts at Wares and also directly the result of the sale of Simkin's Kinetidex 2.0 product in June 2001. Simkin's revenues have remained at much lower levels since that time, with fewer medical software training contracts.

Logistic System Sales

The 43% decline in revenues in the June 30, 2002 quarter versus the same quarter in 2001 is a direct result of less capital spending on system integration projects and the beverage industry reducing new capital spending. ADA received fewer system integration contracts. Further, ADA is in process of upgrading its core asset tracking and management software, which has not been completed. The new software should provide further incentives for customers to upgrade and increase revenues at ADA.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 53% from 37% in the three months ended June 30, 2002 versus 2001. The increase is the result of changes in product mix from lower margin enterprise and commerce segment product to higher margin wireless and logistic system segment products. Further, with the elimination of unprofitable products and services and the closing of the FiveStar operations, the overall gross profit margin improved since the remaining products and services carried much higher margins.

Wireless services

The gross profit margin for this segment has increased significantly to 80% from 34% in the three months ended June 30, 2002 versus 2001. This increase is the result of the continuation of a changing product mix: i) increased higher margin sales of enterprise products such as Global Market Pro, ii) the introduction of a higher margin version of Hiplink, a field force automation wireless product, and iii) the reduction and discontinuance of lower margin consumer products. Further, Semotus has been able to renegotiate data feed contracts to lower costs for the financial service products which has added to the improved gross profit margin.

Enterprise and commerce sales

The gross profit margin for this segment is approximately the same at 25% for the three months ended June 30, 2002 versus 26% for the same period in 2001. There are two counter trends affecting the gross margin: 1) the addition of a higher margin contract at WizShop for a customer loyalty and tracking software, and 2) the decline in gross margin at FiveStar as consumer spending has shifted the product mix to lower margin items.

Professional and related services

The gross profit margin in this segment increased to 88% from 48% in the three months ended June 30, 2002 versus 2001 as a direct result of the elimination of unprofitable contracts and services. The remaining professional service business carries much higher margins since the services are extensions of existing contracts that do not require as much start-up costs.

Logistic system sales

The gross profit margin for this segment increased to 57% from 43% in the three months ended June 30, 2002 versus the same period in 2001 principally due to a shift in the mix of services provided in the system integration contracts. ADA experienced more demand for higher margin software and consulting services and less demand for lower margin hardware. This services shift improved the overall gross profit margin.

OPERATING EXPENSES

Operating expenses declined overall in the three month period ended June 30, 2002 versus the same period in the last fiscal year, due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas of the firm including research and development, sales and marketing and general and administrative cost centers. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                         Three Months Ended
                                                              June 30
Description                                             2002            2001
---------------                                     -----------     -----------
Research and development                            $   296,239     $   524,301

Sales and marketing                                     298,592         800,640

General and administrative                              750,424       1,557,205

Net impairment of goodwill                                  --          650,000

Depreciation and amortization                           352,878       1,000,699

Stock, option and warrant expense                        21,054         173,917
                                                    -----------     -----------
Total                                               $ 1,719,187     $ 4,706,762
                                                    ===========     ===========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. In the three months ended June 30, 2002, much of the development work for the Global Market Pro, Equity Market Pro and HiplinkXS products has been completed which has reduced research and development expenses. Remaining engineering costs are production projects for the existing products and services and engineering work on the update to ADA's asset tracking and management software.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's product lines. These include costs required to staff the marketing department, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined principally due to the reduction in general advertising and non-sales supported marketing. There has also been a reduction in marketing personnel as the Company has shifted to emphasizing marketing and sales support for its existing products.

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three months ended June 30, 2002 as personnel and offices were reduced and operating functions were consolidated.

The net impairment of goodwill is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000. As noted in Note 5, "Sale of Technology and Net Impairment of Goodwill", of our Annual Report on Form 10-K for the year ended March 31, 2002, Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was substantially all common stock. Subsequent to the acquisition, the price of the common stock of Semotus had declined from $14.375 to $1.59 as of June 30, 2001. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs for periods prior to April 1, 2002 and certain intellectual property costs. The decrease in this expense is primarily the result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in which goodwill is no longer amortized. Further, Semotus elected to take an impairment charge of $3,541,017 for intangible assets at March 31, 2002 which has reduced the asset value of intangible assets other than goodwill to $1,000,000 at March 31, 2002. This impairment charge has reduced the amortization associated with the intangible assets.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the three months ended June 30, 2002.

The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in the three months ended June 30, 2002 and 2001, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three ended June 30, 2002 and 2001 are primarily interest income from invested cash, interest expense from notes payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2002.

Net interest income declined as less cash was available for investment during the three month period ended June 30, 2002 versus 2001 as Semotus continues with operating losses. Amortization of technology advances decreased somewhat in the three months ended June 30, 2002, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

The 74% reduction in the comprehensive loss to $1,020,326 or $(0.06) per share for the three months ended June 30, 2002, compared to $3,943,936 or $(0.24) per share for the three months ended June 30, 2001, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

SEGMENT RESULTS

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic system sales. (See Note 7, "Segment Information" for further information about each of the segments.)

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All segment financial information presented is unaudited.

                                                               Professional      Logistic
                                 Wireless     Enterprise and    and related       system        Corporate
                                 Services     commerce sales     services          sales        and other         Total
                               ------------    ------------    -----------     ------------    ------------    ------------
As of and for the
Three Months Ended
 June 30, 2002
Revenue                        $    349,590    $    418,908    $     19,294    $    277,705    $        --     $  1,065,497
Gross profit                        279,264         104,916          17,023         158,396             --          559,599
Operating loss*                    (328,774)        (31,212)          8,969         (32,234)       (776,338)     (1,159,588)
Depreciation and
 amortization                        83,275           9,513           1,880           8,210         250,000         352,878
Capital expenditures                 17,937             --              --              --              --           17,937
Total assets, June 30, 2002*      4,961,411       1,301,946         261,225         190,353       2,425,033       9,139,967

Three Months Ended
 June 30, 2001

Revenue                        $    317,976    $    491,370    $    295,862    $    489,077    $        --     $  1,594,285
Gross profit                        109,667         129,090          42,799         210,341             --          591,897
Operating loss*                    (373,052)       (459,544)       (404,986)         60,839      (2,938,122)     (4,114,865)
Depreciation and
 amortization                        82,317          29,480          57,870           5,237         825,795       1,000,699
Capital expenditures                  9,390             --              --            1,581             --           10,971
Total assets                     10,215,218       6,437,470       1,322,533       1,631,768       5,440,000      25,046,989

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,425,033 of assets at June 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $5,440,000 of assets under "Corporate and other" at June 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless and logistic system products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 18% for the three month period ended June 30, 2002 versus 2001. The sources and uses of cash are summarized as follows (unaudited):

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                        2002            2001
                                                    -----------     -----------
Cash (used in) operating activities                 $  (865,166)    $(2,254,391)

Cash provided by investing activities                    87,472       1,435,501

Cash (used in) financing activities                     (26,108)       (159,579)
                                                    -----------     -----------
Net decrease in cash and cash equivalents           $   803,802     $   978,469
                                                    ===========     ===========

Cash used in operating activities consisted principally of a net loss of $1,034,577 offset somewhat by non-cash charges of $352,878 of depreciation and amortization and $21,054 of stock based compensation. Other operating activities that contributed to the use of cash were $138,977 in the net change of current assets and current liabilities. This largely resulted from decreases in accrued liabilities and deferred revenue of $162,980 and $86,398 respectively, offset somewhat by increases in accounts payable of $60,150 and a reduction in inventory of $43,509.

Cash provided from investing activities of $87,472 resulted principally from an increase in the minority investment in ADA of $105,409 offset by capital expenditures of $17,937.

Cash flows from financing activities produced a net decrease in cash of $26,108 which resulted from repayments of capital leases.

As of June 30, 2002, the Company had cash and cash equivalents amounting to $3,372,490, a decrease of $803,802 from the balance at March 31, 2002. Working capital decreased to $1,618,684 from $2,064,396 at the fiscal 2002 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2002.

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

SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 142 as of April 1, 2002 and is no longer amortizing goodwill. The effect of the adoption of these Statements resulted in the net loss for the three months ended June 30, 2002 being smaller by $179,735 due to not amortizing goodwill.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross, Simkin, Wares, Five Star, Tech-ni-comm, WizShop and Application Design Associates and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in our Form 10-K for the year ended March 31, 2002. Semotus Solutions claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2002, we had cash and cash equivalents of $4,065,776 including restricted cash of $693,286. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $723,105, at June 30, 2002. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at June 30, 2002.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At June 30, 2002, the cumulative translation loss was $128,129. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Brown Simpson lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 has been stayed until August 29, 2002 pending settlement negotiations between the parties. The Earthlink lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 is proceeding on schedule.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended June 30, 2002, the Company issued a total of 28,442 shares of its common stock to settle certain liabilities of the Company. The Company also issued 250,000 shares of its common stock to 2007978 Ontario, Inc., pursuant to the first year price guarantee in the acquisition of Application Design Associates, Inc. ("ADA") and subsequent 49% sale of ADA's stock to Ontario, Inc., which transferred the rights to these shares to Ontario, Inc.

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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a) Exhibits

             99.1 Certification Pursuant to 18 U.S.C. ss. 1350


          b) Reports on Form 8-K:

     During the quarter ended June 30, 2002, we did not file any Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.



Date: August 14, 2002               By:  /s/ Anthony N. LaPine
                                        -------------------------------------
                                        Anthony N. LaPine
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                    By:  /s/ Charles K. Dargan, II
                                        -------------------------------------
                                        Charles K. Dargan, II
                                        Chief Financial Officer
                                        (Principal Financial Officer)