Form 10-Q/A
period 2002-06-30
SEMOTUS SOLUTIONS INC
filed 2002-08-15
CIK 832370

================================================================================

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

                     SEMOTUS SOLUTIONS,INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                        2002            2001
                                                    -----------     -----------
Revenues:
    Wireless services                               $   349,590     $   317,976
    Enterprise and commerce sales                       418,908         491,370
    Professional and related services                    19,294         295,862
    Logistics                                           277,705         489,077
                                                    -----------     -----------
    Total revenue                                     1,065,497       1,594,285
                                                    -----------     -----------
Cost of sales:
    Wireless Services                                    70,326         208,309
    Enterprise and commerce sales                       313,992         362,280
    Professional and related services                     2,271         153,063
    Logistics                                           119,309         278,736
                                                    -----------     -----------
    Total cost of revenue                               505,898       1,002,388
                                                    -----------     -----------
Gross Profit                                            559,599         591,897

Operating Expenses:
    (Exclusive of depreciation and amortization
      and stock, option and warrant expense)
    Research and development                            296,239         524,301
    Sales and marketing                                 298,592         800,640
    General and administrative                          750,424       1,557,205
    Impairment of goodwill                                  --          650,000

    Depreciation and amortization:
     Research and development                            34,135          26,483
     General and administrative                         318,743         974,216
                                                    -----------     -----------
                                                        352,878       1,000,699

    Stock, option and warrant expense:
     Sales and marketing                                    --           21,000
     General and administrative                          21,054         152,917
                                                    -----------     -----------
                                                         21,054         173,917
                                                    -----------     -----------
    Total operating expenses                          1,719,187       4,706,762

      Operating Loss                                 (1,159,588)     (4,114,865)


Net interest income                                      23,877         113,893
Other income                                             80,176          71,154
                                                    -----------     -----------
    Total interest and other income                     104,053         185,047
                                                    -----------     -----------
    Net loss before minority interest                (1,055,535)     (3,929,818)
Minority interest                                        20,978             --
                                                    -----------     -----------
      Net loss                                       (1,034,557)     (3,929,818)

Other comprehensive income
  loss - Translation adjustment                          14,231         (14,118)
                                                    -----------     -----------
Comprehensive loss                                  $(1,020,326)    $(3,943,936)
                                                    ===========     ===========
Net loss per common share:
    Basic                                           $     (0.06)    $     (0.24)
    Diluted                                         $     (0.06)    $     (0.24)
    Weighted average shares used in per share
      calculation, basic and diluted                 17,382,241      16,481,656
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