Form 10-Q
period 2002-09-30
SEMOTUS SOLUTIONS INC
filed 2002-11-14
CIK 832370

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                         Commission file number: 1-15569



                             SEMOTUS SOLUTIONS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)




           Nevada                                          36-3574355
 ------------------------------                   ---------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                              Number)


                 16400 Lark Ave., Suite 230, Los Gatos, CA 95032
           (Address of Principal Executive Offices including zip code)

                                 (408) 358-7100
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [_]

There were 18,106,997 shares of the Registrant's Common Stock outstanding as of November 8, 2002.

Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Consolidated Balance Sheets as of September 30, 2002
         and March 31, 2002                                                 3

     b.  Consolidated Statements of Operations and
         Comprehensive Loss for the three and six month
         periods ended September 30, 2002 and 2001                          4

     c.  Consolidated Statements of Cash Flows for the six
          month periods ended September 30, 2002 and 2001                   5

     d.  Notes to the Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16

ITEM 4.  CONTROLS AND PROCEDURES                                           16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17
ITEM 5.  OTHER INFORMATION                                                 17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURES                                                                 18

CERTIFICATIONS                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                            September 30,    March 31,
     ASSETS                                                     2002           2002
                                                            ------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents (including restricted
    cash of $693,286 at March 31, 2002)                     $  2,807,419   $  4,797,589

  Trade receivables (net of allowance for
   doubtful accounts of $77,000 at September 30,
   2002 and $67,000 at March 31, 2002)                           275,184        266,220
  Income and GST tax receivable                                    2,574          3,823
  Other receivables                                               56,245         60,395
  Prepaid expenses                                               130,981        167,998
  Net current assets from discontinued operations                    --         113,343
                                                            ------------   ------------
     Total current assets                                      3,272,403      5,409,368

Property and equipment, net                                      488,760        652,452
Capitalized contract, net                                        288,478        576,958
GMP intellectual property, net                                   500,000      1,000,000
Goodwill                                                       2,474,597      2,474,597
Net noncurrent assets from discontinued operations                16,364         21,804
                                                            ------------   ------------
     Total assets                                           $  7,040,602   $ 10,135,179
                                                            ============   ============

     LIABILITIES:

CURRENT LIABILITIES:
    Accounts payable                                        $    772,727   $    629,635
    Accrued expenses and other current liabilities               178,034        339,787
    Notes payable                                                 17,938        693,286
    Current portion of capital lease obligations                  30,904         89,297
    Current portion of advances on technology sales              275,991        269,109
    Deferred revenue                                             679,631      1,323,858
    Net current liabilities from discontinued operations         141,909            --
                                                            ------------   ------------
     Total current liabilities                                 2,097,134      3,344,972

Capital lease obligation, net of current portion                  22,121         44,200
Advances on technology sales, net of current portion             419,416        566,542
                                                            ------------   ------------
     Total liabilities                                         2,538,671      3,955,714
                                                            ------------   ------------
Minority Interest                                                181,046        202,528

Commitments and contingencies (Note 6)

     PREFERRED SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series B: $0.001 par value;
  $13.00 liquidation value; authorized: 5,000,000 shares;
  issued and outstanding: 469,231 at September 30, 2002 and
  March 31, 2002                                                     469            469
Additional paid-in capital                                     5,681,987      5,681,987
                                                            ------------   ------------
     Total preferred shareholders' equity                      5,682,456      5,682,456
                                                            ------------   ------------
     COMMON SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized: 50,000,000
  shares; issued and outstanding: 18,106,997 at
  September 30, 2002 and 17,200,784 at March 31, 2002            181,071        172,008
Additional paid-in capital                                    60,429,487     60,396,089
Accumulated other comprehensive loss                            (140,073)      (142,360)
Notes receivable - related parties                              (128,183)      (701,817)
Accumulated deficit                                          (61,703,873)   (59,429,439)
                                                            ------------   ------------
     Total common shareholders' equity (deficit)              (1,361,571)       294,481
                                                            ------------   ------------
     Total liabilities, minority interest, preferred and
       common shareholders' equity                          $  7,040,602   $ 10,135,179
                                                            ============   ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                   September  30,                September  30,
                                                                2002           2001           2002           2001
                                                            ------------   ------------   ------------   ------------
Revenues:
    Wireless Services                                       $    274,213   $    352,793   $    623,803   $    670,769
    Enterprise and commerce sales                                250,647        548,813        516,563        665,954
    Professional and related services                             20,975         20,900         40,269        316,762
    Logistics                                                    314,681        380,564        592,386        869,641
                                                            ------------   ------------   ------------   ------------
    Total Revenue                                                860,516      1,303,070      1,773,021      2,523,126
                                                            ------------   ------------   ------------   ------------
Cost of sales:
    Wireless Services                                            107,644        102,937        177,970        311,246
    Enterprise and commerce sales                                144,241        340,416        289,655        388,112
    Professional and related services                              1,000          6,603          3,271        159,666
    Logistics                                                    147,006        176,946        266,315        455,682
                                                            ------------   ------------   ------------   ------------
    Total cost of revenue                                        399,891        626,902        737,211      1,314,706
                                                            ------------   ------------   ------------   ------------
Gross Profit                                                     460,625        676,168      1,035,810      1,208,420

Operating Expenses from continuing operations:
    (Exclusive of depreciation and amortization
      and stock, option and warrant expense)
    Research and development                                     219,266        361,985        515,505        867,117
    Sales and marketing                                          232,889        481,968        529,445      1,254,110
    General and administrative                                 1,171,149      1,189,238      1,824,591      2,478,869
    Impairment of goodwill                                           --             --             --         650,000

    Depreciation and amortization:
      Research and development                                    29,982         22,926        117,829         49,408
      General and administrative                                 309,983        812,948        567,994      1,781,038
                                                            ------------   ------------   ------------   ------------
    Stock, option and warrant expense:
      Sales and marketing                                            --          21,000            --          42,000
      General and administrative                                   1,867         95,511         22,921        248,428
                                                            ------------   ------------   ------------   ------------
    Total operating expenses                                   1,965,136      2,985,576      3,578,285      7,370,970
                                                            ------------   ------------   ------------   ------------
      Operating Loss from continuing operations               (1,504,511)    (2,309,408)    (2,542,475)    (6,162,550)

Net interest income                                               10,882         38,807         35,245        151,903
Other income                                                     253,896         75,720        334,797        139,629
                                                            ------------   ------------   ------------   ------------
    Total interest and other income                              264,778        114,527        370,042        291,532
                                                            ------------   ------------   ------------   ------------
    Net loss before minority interest                         (1,239,733)    (2,194,881)    (2,172,433)    (5,871,018)
    Minority Interest                                             13,292            --          34,270            --
                                                            ------------   ------------   ------------   ------------
    Net loss from continuing operations                       (1,226,441)     (2,194,881)   (2,138,163)    (5,871,018)

    Loss from discontinued operations                             (2,710)      (482,032)      (125,545)      (735,713)
                                                            ------------   ------------   ------------   ------------
Net Loss                                                      (1,229,151)    (2,676,913)    (2,263,708)    (6,606,731)

Other comprehensive income loss - Translation
  adjustment                                                     (11,944)       (16,402)         2,287        (30,520)
                                                            ------------   ------------   ------------   ------------
Comprehensive loss                                          $ (1,241,095)  $ (2,693,315)  $ (2,261,421)  $ (6,637,251)
                                                            ============   ============   ============   ============
Net loss per common share:
    Basic                                                   $      (0.07)  $      (0.16)  $      (0.13)  $      (0.40)
    Diluted                                                 $      (0.07)  $      (0.16)  $      (0.13)  $      (0.40)

    Weighted average shares used in per share
      calculation, basic and diluted                          17,802,122     16,976,049     17,591,807     16,730,203
                                                            ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months  Ended
                                                                   September  30,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
Cash flows from operating activities:
   Net loss                                                 $ (2,263,708)  $ (6,606,731)
   Foreign currency translation adjustment                         2,287        (30,520)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation and amortization                              685,823      1,830,446
      Compensation expense related to stock issued
        for services                                              22,921        242,928
      Net amortization of contract income                       (211,710)      (394,876)
      Amortization of technology advances                       (140,244)      (157,614)
      Amortization of Notes Receivable                           556,357        179,029
      Impairment of goodwill                                         --         650,000
      Non-cash settlement of liabilities                          41,780            --
      Loss from discontinued operations                          125,545        735,713

   Changes in assets and liabilities net of acquired
     assets and liabilities due to acquisitions:
      Accounts and other receivables                              (3,565)       217,851

      Prepaid expenses and other assets                           37,017        (33,846)
      Accounts payable                                           140,571         79,982
      Accrued liabilities                                       (161,752)        (9,022)
      Deferred revenue                                           (97,879)        32,630
      Advances on Technology Sales                                 4,621            --
                                                            ------------   ------------
   Net cash used in operating activities                      (1,261,936)    (3,264,030)
                                                            ------------   -------------
Cash flows from investing activities:
   Acquisition of property and equipment                         (19,516)       (16,535)
   Cash received from FY2002 acquisitions, net                       --       1,096,472
   Sale of Kinetidex technology                                      --         350,000
   Minority investment in subsidiary                                (503)           --
                                                            ------------   ------------
   Net cash (used in) provided by investing activities           (20,019)     1,429,937
                                                            ------------   ------------
Cash flows from financing activities:
   Repayments of notes payable                                   (11,881)      (153,864)
   Repayments of capital lease obligations                       (31,536)       (40,185)
   Proceeds from exercise of options and warrants                    --          11,668
                                                            ------------   ------------
   Net cash used in financing activities                         (43,417)      (182,381)
                                                            ------------   ------------
   Net cash provided by discontinued operations                   28,488          6,114
   Net (decrease) in cash and cash equivalents                (1,296,884)    (2,010,360)
   Cash and cash equivalents, beginning of period              4,104,303      7,330,749
                                                            ------------   ------------
   Cash and cash equivalents, end of period                 $  2,807,419   $  5,320,389
                                                            ============   ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                                 Six Months  Ended
                                                                   September  30,
                                                                2002           2001
                                                            ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                      $     21,559   $     48,320
                                                            ============   ============
Cash paid for income taxes                                  $      5,981   $      1,900
                                                            ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition
  of Wizshop.com, Inc. and Application Design
  Associates, Inc. through the issuance of common stock     $        --    $  4,666,000
                                                            ============   ============
Common stock issued for services                            $     22,921   $    242,928
                                                            ============   ============
Common stock issued for liabilities                         $     41,780            --
                                                            ============   ============
Property and equipment purchased through the
  issuance of capital leases                                $        --    $     90,340
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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations and comprehensive loss for the three and six month periods ended September 30,, 2002 and 2001, and the consolidated statements of cash flows for the three and six month periods ended September 30 2002 and 2001 have been prepared by the Company, without audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, DSC Datalink Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., ISS, Inc. (dba Wares on the Web) FiveStar Advantage, Inc., WizShop, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. FiveStar's and Wares on the Web's operations have been discontinued as of June 28, 2002 and August 19,, 2002, respectively. All other subsidiaries generate revenues from the sales of products and services.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 was adopted effective April 1, 2002. In accordance with the adoption, the Company has classified the operations of FiveStar and Wares on the Web as discontinued operations, see Note 5, "Discontinued Operations".

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

For the six months ended September 30, 2002 and 2001, 7,174,563 potential shares and 7,452,572 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

5. DISCONTINUED OPERATIONS.

As part of Semotus' Centralization and Consolidation Plan, which is further described in the Company's March 31, 2002 10-K, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, , FiveStar filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, Semotus decided to discontinue the operations of Wares on the Web in August, 2002. The Wares on the Web operations were unprofitable. Furthermore, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar Advantage, Inc. have been recorded as discontinued operations in the three month and six month periods ended September 30, 2002. FiveStar was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court and a gain or loss on disposal will be recognized at the time of the final disposition by the Court, which is not expected to be material. In the same manner, Wares on the Web's operations have been recorded as discontinued in the three months ended September 30, 2002. It also was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court and a gain or loss on disposal will be recognized at the time of the final disposition by the Court, which is not expected to be material.

The major classes of assets and liabilities included in the discontinued operations are as follows: at September 30, 2002 and March 31, 2002 respectively, inventory of $134,563 and $178,171 and payables of $207,668 and $166,394. At March 31, 2002 there was also $71,989 in cash and $54,346 in accounts receivable. At September 30, 2002, both cash and receivables were immaterial. Revenue from FiveStar recorded in the six months ended September 30, 2002 was $ 152,992 and for the three and six month periods ended September 30, 2001 was $400,398 and $774,627. There was no revenue from the Fivestar operations in the three months ended September 30, 2002. Revenue for Wares on the Web recorded in the three months ended September 30, 2002 and 2001 was $5,865 and $147,577.

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

Semotus' enterprise and commerce sales line of business provides online transactional information.. The online services include website development and maintenance, sales, marketing, and customer retention programs and services.

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

                                                     Enterprise     Professional     Logistic
                                       Wireless      and commerce   and related       system       Corporate
                                       Services         sales         services         sales       and other         Total
                                      ------------   ------------   ------------   ------------   ------------   ------------
As of and for the Three Months
Ended September 30, 2002
Revenue                               $    274,213   $    250,647   $     20,975   $    314,681            --    $    860,516
Gross Profit                               166,569        106,406         19,975        167,675            --         460,625
Operating loss*                           (485,698)        74,995         14,357        (15,726)    (1,092,440)    (1,504,511)
Depreciation and amortization               81,754            --             --           8,211        250,000        339,965
Capital expenditures                        (1,579)           --             --             --             --          (1,579)
Total assets, September 30, 2002*        3,364,652        952,262        266,920        126,526      2,330,243      7,040,602

Six Months Ended September 30, 2002
Revenue                               $    623,803   $    516,563   $     40,269   $    592,386            --    $  1,773,021
Gross Profit                               445,833        226,908         36,998        326,071            --       1,035,810
Operating Loss*                           (814,471)       165,406         23,326        (47,960)    (1,868,776)    (2,542,475)
Depreciation and amortization              165,029          2,493          1,880         16,421        500,000        685,823
Capital expenditures                       (19,516)           --             --             --             --         (19,516)
Total assets, September 30, 2002*        3,364,652        952,262        266,920        126,526      2,330,243      7,040,602

As of and for the Three Months
Ended September 30, 2001
Revenue                               $    352,793   $    548,813   $     20,900   $    380,564            --    $  1,303,070
Gross Profit                               249,856        208,397         14,297        203,618            --         676,168
Operating loss*                           (143,348)       (25,658)       (42,305)       (74,500)    (2,023,597)    (2,309,408)
Depreciation and amortization               77,814         21,744          5,998          7,772        722,546        835,874
Capital expenditures                         1,430            --             --           4,134            --           5,564
Total assets, September 30, 2001*        9,556,918      5,344,748        963,818      1,348,642      4,653,379     21,867,505

Six Months Ended September 30, 2001
Revenue                               $    670,769   $    665,954   $    316,762   $    869,641            --    $  2,523,126
Gross Profit                               359,523        277,842        157,096        413,959            --       1,208,420
Operating Loss*                           (516,400)      (223,480)      (447,291)       (13,661)    (4,961,719)    (6,162,550)
Depreciation and amortization              160,131         45,098         63,868         13,009      1,548,340      1,830,446
Capital expenditures                        10,820            --             --           5,715            --          16,535
Total assets, September 30, 2001*        9,556,918      5,344,748        963,818      1,348,642      4,653,379     21,867,505


*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,330,243 of assets at September 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $4,653,379 of assets under "Corporate and other" at September 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

Further, the selected profit and loss items in the three and six month periods ended September 30, 2002 and 2001 and total assets at September 30, 2002 and 2001 respectively, have been adjusted for the discontinued operations of FiveStar and Wares on the Web, which are categorized in the Enterprise and Commerce Sales segment. See Note 5, "Discontinued Operations".


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

Certain professional services have been de-emphasized. As well, m-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. WizShop, the remaining subsidiary in the Enterprise and Commerce Sales segment,still receives small monthly sponsorship and advertising revenue, and has one large customer loyalty software contract. Most of the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations were closed as the market for e-fulfillment is currently unprofitable, and in August, Wares on the Web was closed as the market for e-commerce and web based services remains depressed, see Note 5, "Discontinued Operations".

As a result of the centralization and consolidation implementation, the net loss declined to $1,229,151 from $2,676,913 and to $0.07 per share from $0.16 per share in the three months ended September 30, 2002 versus 2001 and the net loss declined to $2,263,708 from $6,606,731 and to $0.13 per share from $0.40 per share in the six months ended September 30, 2002 versus 2001. Likewise, the overall cash decline was reduced to $1,296,884 from $2,010,360 in the six months ended September 30, 2002 versus 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues for the three months and six months ended September 30, 2002 were $860,516 and $1,773,021, respectively, as compared to $1,303,070 and $2,523,126, respectively, for the three and six months ended September 30, 2001.

Given the continued decline in economic activity and weakened capital and consumer spending for technology products and services, Semotus experienced a decline in revenues of 34% and 30% respectively in the three months and six months ended September 30, 2002 versus 2001. All segments of the Company's business were affected. Potential customers have delayed capital spending decisions or have kept most of the work in-house. New sales of wireless and software products and services have slowed. Further, Semotus' Centralization and Consolidation Plan has eliminated unprofitable products and services, which has largely been in the professional services and enterprise and commerce segments. The Plan has accounted for some of the revenue decline in professional services, but is the main reason for most of the decline in the enterprise and commerce segment. The e-commerce economy has contracted and is not expected to recover in the near future.

Wireless Services
The 22% and 7 % decline in revenues in the three and six months ended September 30, 2002 respectively, versus 2001 result from the continued decline in corporate capital spending. Both HiplinkXS and the financial service products, Global Market Pro and Equity Market Pro, have experienced a longer sale cycle which has delayed and postponed their purchases...

Enterprise and Commerce Sales
The 54% and 22% decline in revenues in the three month and six month periods ended September 30, 2002 versus 2001, respectively is primarily due to the initial implementation of a customer loyalty software contract at WizShop in the quarter ended September 30, 2001. The capitalized contract costs and the commensurate deferred revenue were recognized at that time, which created large initial revenues. Since then, the contract has been amortized over its term, which ends March 31, 2003.

Professional and Related Services
Revenues were essentially the same in the three months ended September 30, 2002 versus 2001 and declined 87% in the six months ended September 30, 2002 versus 2001 due largely to the reduction in new professional service contracts at Simkin and also directly the result of the sale of Simkin's Kinetidex 2.0 product in June 2001 for which certain services were performed. Further, the Wares on the Web subsidiary was closed in August 2002 and since then has contributed minor amounts of revenue.

Logistic System Sales
The 17% and 32% decline in revenues in the three and six month periods ended September 30, 2002 versus 2001 is a direct result of less capital spending on system integration projects and the beverage industry reducing new capital spending. ADA received fewer system integration contracts. Further, ADA is in process of upgrading its core asset tracking and management software, which has not been completed. The new software should provide further incentives for customers to upgrade and increase revenues at ADA.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 54% and 58% in the three and six months ended September 30, 2002 from 52% and 48% in the same periods ended September 30, 2001. The increase is the result of continuing changes in product mix from lower margin enterprise and commerce segment product to higher margin wireless and logistic system segment products. Further, with the elimination of unprofitable products and services and the closing of the FiveStar and Wares operations, the overall gross profit margin improved since the remaining products and services carried much higher margins.

Wireless Services
The gross profit margin for this segment declined to 61% from 71% in the three months ended September 30, 2002 versus 2001, but increased to 71% from 54% in the six months ended September 30, 2002 versus 2001. The decline in the three-month gross profit margin is due to the decline in revenues, which has reduced the fixed cost coverage. Such fixed costs include airtime, data feeds and user fees. Further, Semotus paid one-time settlements to certain data feed suppliers whose services were no longer needed.

The increase in the six-month gross profit margin is due to: i) increased higher margin sales of enterprise products such as Global Market Pro, ii) the introduction of a higher margin version of Hiplink, a field force automation wireless product, and iii) the reduction and discontinuance of lower margin consumer products.

Enterprise and Commerce Sales
The gross profit margin in this segment icreased slightly to 42% and 44% in the three and six months ended September 30, 2002 from 38% and 42% in the same periods ended September 30, 2001. After the elimination of unprofitable products and services and the closing of the FiveStar and Wares operations, the gross margin has stabilized in the 40% range. The major portion of this segment's gross margin comes from the customer loyalty software contract at WizShop.

Professional and Related Services
The gross profit margin in this segment increased to 95% and 92% in the three and six month periods ended September 30, 2002 from 68% and 50% in the three and six month periods ended September 30, 2001. This is a direct result of the elimination of unprofitable contracts and services. The remaining professional service business carries much higher margins since the services are extensions of existing contracts that do not require as much start-up costs.

Logistic System Sales
The gross profit margin was approximately the same at 53% for the three months ended September 30, 2002 versus 54% for the three months ended September 30, 2001 and it increased to 55% from 48% in the six months ended September 30, 2002 versus 2001. This is principally due to a shift in the mix of services provided in the system integration contracts. ADA experienced more demand for higher margin software and consulting services and less demand for lower margin hardware. This services shift improved the overall gross profit margin and has allowed ADA to maintain that gross margin in the most recent quarter.

OPERATING EXPENSES

Operating expenses declined overall in the three month and six month periods ended September 30, 2002 versus the same periods in the last fiscal year, due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas of the firm, including research and development, sales and marketing and general and administrative cost centers. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                               Three Months Ended           Six Months Ended
                                                  September 30,               September 30,
     ---------------------------------------------------------------   -------------------------
     Description                               2002          2001          2002          2001
     ---------------------------------     -----------   -----------   -----------   -----------
     Research and development              $   219,266   $   361,985   $   515,505     $ 867,117
     Sales and marketing                       232,889       481,968       529,445     1,254,110
     General and administrative              1,171,149     1,189,238     1,824,591     2,478,869
     Net impairment of goodwill                    --            --                     650,000
     Depreciation and amortization             339,965       835,874       685,823     1,830,446
     Stock, option and warrant expense           1,867       116,511        22,921       290,428
                                           -----------   -----------   -----------   -----------
     Total                                 $ 1,965,136   $ 2,985,576   $ 3,578,285   $ 7,370,970
     -------------------------------------------------------------------------------------------

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

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three months and six months ended September 30, 2002 as personnel and offices were reduced and operating functions were consolidated.

The net impairment of goodwill is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000. As noted in footnote 4, "Sale of Technology and Net Impairment of Goodwill", Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was substantially all common stock. . Subsequent to the acquisition, the price of the common stock of Semotus had declined from $14.375 to $1.59 as of June 30, 2001. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

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

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the three months and six months ended September 30, 2002.

The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in the three months and six months ended September 30, 2002 or 2001, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three and six months ended September 30, 2002 and 2001 are primarily interest income from invested cash, interest expense from notes payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2002.

Net interest income declined as less cash was available for investment during the three and six months period ended September 30, 2002 versus 2001 as Semotus continues with operating losses. Amortization of technology advances decreased somewhat in the three months ended September 30, 2002, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

The comprehensive loss of $1,241,095 or $0.07 per share and $2,261,421 or $0.13 per share for the three months and six months ended September 30, 2002, respectively, compared to $ 2,693,315 or $0.16 per share and $6,637,251 or $0.40 per share for the three months and six months ended September 30, 2001, respectively, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

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

                                                     Enterprise     Professional     Logistic
                                       Wireless      and commerce   and related       system       Corporate
                                       Services         sales         services         sales       and other         Total
                                      ------------   ------------   ------------   ------------   ------------   ------------
As of and for the Three Months
Ended September 30, 2002
Revenue                               $    274,213   $    250,647   $     20,975   $    314,681            --    $    860,516
Gross Profit                               166,569        106,406         19,975        167,675            --         460,625
Operating loss*                          (485,698)         74,995         14,357        (15,726)    (1,092,440)    (1,504,511)
Depreciation and amortization               81,754            --             --           8,211        250,000        339,965
Capital expenditures                       (1,579)            --             --             --             --          (1,579)
Total assets, September 30, 2002*        3,364,652        952,262        266,920        126,526      2,330,243      7,040,602

Six Months Ended September 30, 2002
Revenue                               $    623,803   $    516,563   $     40,269   $    592,386            --    $  1,773,021
Gross Profit                               445,833        226,908         36,998        326,071            --       1,035,810
Operating Loss*                          (814,471)        165,406         23,326        (47,960)    (1,868,776)    (2,542,475)
Depreciation and amortization              165,029          2,493          1,880         16,421        500,000        685,823
Capital expenditures                      (19,516)            --             --             --             --         (19,516)
Total assets, September 30, 2002*        3,364,652        952,262        266,920        126,526      2,330,243      7,040,602

As of and for the Three Months
Ended September 30, 2001
Revenue                               $    352,793   $    548,813   $     20,900   $    380,564            --    $  1,303,070
Gross Profit                               249,856        208,397         14,297        203,618            --         676,168
Operating loss*                          (143,348)        (25,658)       (42,305)       (74,500)    (2,023,597)    (2,309,408)
Depreciation and amortization               77,814         21,744          5,998          7,772        722,546        835,874
Capital expenditures                         1,430            --             --          4,134             --           5,564
Total assets, September 30, 2001*        9,556,918      5,344,748        963,818      1,348,642      4,653,379     21,867,505

Six Months Ended September 30, 2001
Revenue                               $    670,769   $    665,954   $    316,762   $    869,641            --    $  2,523,126
Gross Profit                               359,523        277,842        157,096        413,959            --       1,208,420
Operating Loss*                          (516,400)       (223,480)      (447,291)       (13,661)    (4,961,719)    (6,162,550)
Depreciation and amortization              160,131         45,098         63,868         13,009      1,548,340      1,830,446
Capital expenditures                        10,820            --             --           5,715            --          16,535
Total assets, September 30, 2001*        9,556,918      5,344,748        963,818      1,348,642      4,653,379     21,867,505

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,330,243 of assets at September 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $4,653,379 of assets under "Corporate and other" at September 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

Further, the selected profit and loss items in the three and six month periods ended September 30, 2002 and 2001 and total assets at September 30, 2002 and 2001 respectively, have been adjusted for the discontinued operations of FiveStar and Wares on the Web, which are categorized in the Enterprise and Commerce Sales segment. See Note 5, "Discontinued Operations".

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless and logistic system products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 35% for the six month period ended September 30, 2002 versus 2001. The sources and uses of cash are summarized as follows (unaudited):

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
     Cash used in operating activities                $(1,261,936)  $(3,264,030)
     Cash (used in) provided by investing activities      (20,019)    1,429,937
     Cash used in financing activities                    (43,417)     (182,381)
     Net cash provided by discontinued operations          28,488         6,114
                                                      -----------   -----------
     Net decrease in cash and cash equivalents        $(1,296,884)  $(2,010,360)
                                                      ===========   ===========

Cash used in operating activities from continuing operations consisted principally of a net loss of $2,263,708 offset somewhat by non-cash charges of $685,823 of depreciation and amortization and $22,921 of stock based compensation. . Additionally, the loss from the discontinued operations contributed $125,545. Other operating activities that contributed to offsetting the use of cash were $80,987 in the net change of current assets and current liabilities. This largely resulted from decreases in accrued liabilities and deferred revenue of $161,752 and $97,879 respectively, offset somewhat by increases in accounts payable of $140,571.

Cash used in investing activities consisted principally of capital expenditures of $19,516 largely for computer hardware and software.

Cash flows from financing activities produced a net decrease in cash of $43,417, which resulted from repayments on notes payable and capital leases.

As of September 30, 2002, the Company had cash and cash equivalents amounting to $2,807,419, a decrease of $1,296,884 from the balance at March 31, 2002. Working capital decreased to $1,175,269 from $2,064,396 at the fiscal 2002 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at September 30, 2002.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 was adopted effective April 1, 2002. In accordance with the adoption, the Company has classified the operations of FiveStar and Wares on the Web as discontinued operations, see Note 5, " Discontinued Operations".

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross, Simkin, Wares, Five Star, Tech-ni-comm, WizShop and Application Design Associates and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended March 31, 2002. Semotus Solutions claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2002, we had cash and cash equivalents of $2,807,419. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to changes in interest rates for these accounts.

The Company also has short-term notes payable in the amount of $17,938, at September 30, 2002. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at September 30, 2002.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At September 30, 2002, the cumulative translation loss was $140,073. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Semotus' chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of November 8, 2002, and concluded that the Company's disclosure controls and procedures were effective as of this date.

b) Changes in internal controls. There were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to November 8, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Brown Simpson lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 has been stayed until November 18, 2002 pending settlement negotiations between the parties. The Earthlink lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 is proceeding on schedule.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended September 30, 2002, the Company did not issue any shares of its common stock to suppliers of services to the Company. However, the Company did issue 613,403 shares of common stock to Wizshop Shareholders, in accordance with the first year stock price guarantee provision as set forth in the Merger Agreement by and among Wizshop.com, Inc., Wiz Acquisition, Inc. and Semotus. Additionally, the Company issued 14,368 shares to a company as part of a settlement arrangement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 17, 2002, for the purpose of (1) electing five directors, (2) ratifying the appointment of Burr, Pilger & Mayer LLP as the Company's independent accountants for the fiscal year ending March 31, 2003, and (3) approving an amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the plan from 4,345,000 shares to 5,200,000. The following summarizes the voting results:

Item (1). Stockholders elected Anthony N. LaPine, Frederick M. Hoar, Jason Pavona, Robert Lanz and Mark Williams each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

         Director           Votes For     % of Vote     Votes Withheld
     -----------------     ----------     ---------     --------------
     Anthony N. LaPine     13,374,735       97.6%           330,613
     Frederick M. Hoar     13,423,077       97.9%           282,271
     Jason Pavona          13,400,407       97.8%           304,941
     Robert Lanz           13,423,807       97.9%           281,541
     Mark Williams         13,423,907       97.9%           281,441

Item (2). The appointment of Burr, Pilger & Mayer LLP as the Company's independent accountants for the fiscal year ending March 31, 2003 was approved.

Votes For       % of shares represented     Votes Against     Votes Abstained
----------      -----------------------     -------------     ---------------
13,560,769              77.46%                  88,052            56,527

Item (3). The amendment to the Company's employee stock option plan to increase the number of shares of common stock issuable upon the exercise of options granted under the Plan from 4,345,000 to 5,200,000 shares was approved.

Votes For       % of shares represented     Votes Against     Votes Abstained
----------      -----------------------     -------------     ---------------
12,890,168              73.63%                 720,161            95,018


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

     99.1 Certification Pursuant TO 18 U.S.C. ss.1350
     99.2 Certification Pursuant TO 18 U.S.C. ss.1350

b)   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K filed on July 22, 2002, pursuant to Item 4 (Changes in Registrant's Certifying Accountant) and Item 7 (Financial Statements and Exhibits), reporting a change in our accountants from BDO Seidman LLP to Burr, Pilger & Mayer LLP, and the Company filed an Amended Current Report on Form 8-K/A on August 26, 2002, amending its Current Report on Form 8-K filed on July 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.




Date: November 13, 2002             By: /s/ Anthony N. LaPine
                                    ---------------------------------------
                                    Anthony N. LaPine, President, CEO and
                                    Chief Executive Officer (Principal
                                    Executive Officer)


                                    By: /s/ Charles K. Dargan, II
                                    ---------------------------------------
                                    Charles K. Dargan, II, Chief Financial
                                    Officer (Principal Financial Officer)

                                 CERTIFICATIONS

I, Anthony N. LaPine, President and Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Semotus Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ Anthony N. LaPine
                                        ----------------------------
                                        Anthony N. LaPine
                                        President and Chief Executive Officer

I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Semotus Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ Charles K. Dargan, II
                                        --------------------------------
                                        Charles K. Dargan, II
                                        Chief Financial Officer