Form 10-Q/A
period 2002-06-30
SEMOTUS SOLUTIONS INC
filed 2002-11-15
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A 2


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2002


                         COMMISSION FILE NUMBER: 1-15569




                             SEMOTUS SOLUTIONS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            Nevada                                     36-3574355
-------------------------------                  ----------------------
(State or other jurisdiction of                     (IRS Employer
Incorporation or Organization)                   Identification Number)


               16400 Lark Avenue, Suite 230, Los Gatos, CA. 95032
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices including zip code)


                                 (408) 358-7100
                           ---------------------------
                           (Issuer's telephone number)


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

We have amended our quarterly report on Form 10Q for the quarter ended June 30, 2002 in order to implement FASB Statement 144 to remove the results of one of our subsidiaries, Five Star Advantage, Inc., which has been discontinued. The effect of this amended 10-Q does not impact previously reported net loss or net loss per share.
================================================================================

SEMOTUS SOLUTIONS, INC.


                                TABLE OF CONTENTS


                                                                          Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         a.  Consolidated Balance Sheets as of June 30,
             2002 and March 31, 2002 ....................................   3

         b.  Consolidated Statements of Operations and
             Comprehensive Loss for the three-month periods
             ended June 30, 2002 and 2001 ...............................   4

         c.  Consolidated Statements of Cash Flows for the
             three months ended June 30, 2002 and 2001 ..................   5

         d.  Notes to the Consolidated Financial Statements .............   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ............................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT .................  16
         MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES ........................................  16



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. .............................................  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................  16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  16

ITEM 5.  OTHER INFORMATION ..............................................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................  16



SIGNATURES ..............................................................  17


CERTIFICATIONS ..........................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMNTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



ASSETS                                                June 30         March 31
------                                                  2002            2002
CURRENT ASSETS:                                     -----------     -----------
  Cash and cash equivalents (including restricted
    cash of $693,286 at June 30 and March 31, 2002) $ 4,065,776     $ 4,797,589
  Trade receivables (net of allowance for doubtful
    accounts of $73,000 at June 30, 2002 and
    $67,000 at March 31, 2002)                          323,773         266,220
  Income and GST tax receivable                           6,268           3,823
  Other receivables                                      55,309          60,395
  Prepaid expenses                                      165,935         167,998
  Net current assets from discontinued operation             --         113,343
                                                    -----------     -----------
       Total current assets                           4,617,061       5,409,368

  Property and equipment, net                           585,672         652,452
  Capitalized contract, net                             432,718         576,958
  GMP intellectual property, net                        750,000       1,000,000
  Goodwill                                            2,474,597       2,474,597
  Net noncurrent assets from discontinued operation      15,432          21,804
                                                    -----------     -----------
       Total assets                                 $ 8,875,480     $10,135,179
                                                    ===========     ===========
LIABILITIES
-----------
Current liabilities:
  Accounts payable                                  $   681,178     $   629,635
  Accrued expenses and other current liabilities        194,371         339,787
  Notes payable                                         723,105         693,286
  Current portion of capital lease obligation            87,004          89,297
  Current portion of advances on technology sales       271,370         269,109
  Deferred revenue                                      988,559       1,323,858
  Net current liabilities from discontinued operation    52,790              --
                                                    -----------     -----------
       Total current liabilities                      2,998,377       3,344,972
Capital lease obligation, net of current portion         21,035          44,200
Advances on technology sales, net of current portion    492,979         566,542
                                                    -----------     -----------
       Total liabilities                              3,512,391       3,955,714
                                                    -----------     -----------

Minority interest                                       286,958         202,528

Commitments and contingencies (Note 6)

PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par
  value; $13.00 liquidation value; authorized:
  5,000,000 shares; issued and outstanding: 469,231
  at June 30, 2002 and March 31, 2002                       469             469
Additional paid-in capital                            5,681,987       5,681,987
                                                    -----------     -----------
  Total preferred shareholders' equity                5,682,456       5,682,456
                                                    -----------     -----------
COMMON SHAREHOLDERS' EQUITY (deficit):
Common stock: $0.01 par value; authorized:
  50,000,000 shares; issued and outstanding:
  17,479,226 at June 30, 2002 and 17,200,784
  at March 31, 2002                                     174,793         172,008
Additional paid-in capital                           60,430,593      60,396,089
Accumulated other comprehensive loss                   (128,129)       (142,360)
Notes receivable - related parties                     (619,587)       (701,817)
Accumulated deficit                                 (60,463,995)    (59,429,439)
                                                    -----------     -----------
  Total common shareholders' equity (deficit)          (606,325)        294,481
                                                    -----------     -----------
  Total liabilities, minority interest,
  preferred and common shareholders' equity         $ 8,875,480     $10,135,179
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Revenues:
    Wireless services                               $   349,590     $   317,976
    Enterprise and commerce sales                       265,916         117,141
    Professional and related services                    19,294         295,862
    Logistics                                           277,705         489,077
                                                    -----------     -----------
    Total revenue                                       912,505       1,220,056
                                                    -----------     -----------
Cost of sales:
    Wireless Services                                    70,326         208,309
    Enterprise and commerce sales                       145,414          47,696
    Professional and related services                     2,271         153,063
    Logistics                                           119,309         278,736
                                                    -----------     -----------
    Total cost of revenue                               337,320         687,804
                                                    -----------     -----------
Gross Profit                                            575,185         532,252

Operating Expenses:
    (Exclusive of depreciation and amortization
      and stock, option and warrant expense)
    Research and development                            296,239         505,132
    Sales and marketing                                 296,556         772,142
    General and administrative                          653,442       1,289,631
    Impairment of goodwill                                   --         650,000

    Depreciation and amortization:
       Research and development                          34,135          26,483
       General and administrative                       311,723         968,090
                                                    -----------     -----------
                                                        345,858         994,573

    Stock, option and warrant expense:
       Sales and marketing                                   --          21,000
       General and administrative                        21,054         152,917
                                                    -----------     -----------
                                                         21,054         173,917
                                                    -----------     -----------
    Total operating expenses                          1,613,149       4,385,395

       Operating Loss From Continuing Operations     (1,037,964)     (3,853,143)


Net interest income                                      24,363         113,096
Other income                                             80,901          63,910
                                                    -----------     -----------
    Total interest and other income                     105,264         177,006
                                                    -----------     -----------
    Net loss before minority interest                  (932,700)     (3,676,137)
Minority interest                                        20,978              --
                                                    -----------     -----------
    Net loss from continuing operations                (911,722)     (3,676,137)
    Loss from discontinued operation                   (122,835)       (253,681)
                                                    -----------     -----------
Net Loss                                             (1,034,557)     (3,929,818)

Other comprehensive income (loss) -
  Translation adjustment                                 14,231         (14,118)
                                                    -----------     -----------
Comprehensive loss                                  $(1,020,326)    $(3,943,936)
                                                    ===========     ===========
Net loss per common share:
    Basic                                           $     (0.06)    $     (0.24)
    Diluted                                         $     (0.06)    $     (0.24)
    Weighted average shares used in per share
      calculation, basic and diluted                 17,382,241      16,481,656
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Cash flows from operating activities:
  Net loss                                          $(1,034,557)    $(3,929,818)
  Foreign currency translation adjustment                14,231         (14,118)
  Adjustments to reconcile net loss to net cash
    used in operating activities in continuing
    operations:
    Depreciation and amortization                       345,858         994,573
    Compensation expense related to stock issued
     for services                                        21,054         173,917
    Net amortization of contract income                (105,855)             --
    Amortization of technology advances                 (71,302)        (79,804)
    Amortization of notes receivable                     70,241         103,419
    Impairment of goodwill                                   --         650,000
    Non-cash settlements of liabilities                  27,121              --
    Loss from discontinued operation                    122,835         253,681

  Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:

    Accounts and other receivables                      (54,912)       (123,636)

    Capitalized in-progress contract costs                   --        (170,863)
    Prepaid expenses and other assets                     2,063         (43,128)
    Accounts payable                                     51,543         (34,762)
    Accrued liabilities                                (145,416)        (38,119)
    Deferred revenue                                    (86,398)         (4,504)
                                                    -----------     -----------
  Net cash used in operating activities of
    continuing operations                              (843,494)     (2,263,162)
                                                    -----------     -----------
Cash flows from investing activities:
  Acquisition of property and equipment                 (17,937)        (10,971)
  Cash received from FY2002 acquisitions, net                         1,096,472
  Sale of Kinetidex technology                                          350,000
  Minority investment in subsidiary                     105,409              --
                                                    -----------     -----------
  Net cash provided by investing Activities
    of continuing operations                             87,472       1,435,501
                                                    -----------     -----------
Cash flows from financing activities:
  Repayments of notes payable to bank                        --        (151,672)
  Repayments of capital lease obligations               (25,448)        (19,575)
  Proceeds from exercise of options and warrants             --          11,668
                                                    -----------     -----------
  Net cash used in financing activities of
    continuing operations                               (25,448)       (159,579)

Net cash provided by (used in) discontinued
  Operation                                              49,657         (20,314)
                                                    -----------     -----------
Net decrease in cash and cash equivalents              (731,813)     (1,007,554)
Cash and cash equivalents, beginning of period        4,104,303       7,330,749
                                                    -----------     -----------
Cash and cash equivalents, end of period            $ 3,372,490     $ 6,323,195
                                                    ===========     ===========



          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)





                                                    Three Months Ended June 30,
                                                    ---------------------------
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


2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the three months ended June 30, 2002 and 2001 have been prepared by the Company, without audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:, DSC Datalink Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., ISS, Inc. (dba Wares on the Web) FiveStar Advantage, Inc., WizShop, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. FiveStar Advantage, Inc. has been reclassified as a discontinued operation. All other subsidiaries generate revenues from the sales of products and services.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 was adopted effective April 1, 2002. In accordance with the adoption, the Company has classified the operations of FiveStar as discontinued operations. See Note 5, "FiveStar Advantage, Inc."


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

5.  FIVESTAR ADVANTAGE, INC.

As part of Semotus' Centralization and Consolidation Plan, which is further described in the Company's March 31, 2002 10-K, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, FiveStar filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar Advantage, Inc. have been recorded as discontinued operations. FiveStar was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court and a gain or loss on disposal will be recognized at the time of the final disposition by the Court, which is not expected to be material.

The major classes of assets and liabilities included in the discontinued operation are as follows: at June 30, 2002 and March 31, 2002 respectively, inventory of $134,662 and $178,171 and payables of $176,347 and $166,394. At
March 31, 2002 there was also $71,989 in cash and $54,346 in accounts receivable. Revenue from FiveStar recorded in the three months ended June 30, 2002 and 2001 respectively was $152,992 and $374,229.

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

                                                             PROFESSIONAL        LOGISTIC
                           WIRELESS       ENTERPRISE AND     AND RELATED          SYSTEM          CORPORATE
                           SERVICES       COMMERCE SALES       SERVICES            SALES          AND OTHER            TOTAL
                         ------------      ------------      ------------      ------------      ------------      ------------
As of and for the
  Three Months
  Ended June 30, 2002
Revenue                  $    349,590      $    265,916      $     19,294      $    277,705      $         --      $    912,505
Gross profit                  279,264           120,502            17,023           158,396                --           575,185
Operating loss*              (328,774)           90,410             8,969           (32,234)         (776,338)       (1,037,964)
Depreciation and
 amortization                  83,275             2,493             1,880             8,210           250,000           345,858
Capital expenditures           17,937                --                --                --                --            17,937
Total assets,
 June 30, 2002*             4,961,411         1,162,458           261,225           190,353         2,300,033         8,875,480

Three Months Ended
 June 30, 2001

Revenue                  $    317,976      $    117,141      $    295,862      $    489,077      $         --      $  1,220,056
Gross profit                  109,667            69,445           142,799           210,341                --           532,252
Operating loss*              (373,052)         (197,822)         (404,986)           60,839        (2,938,122)       (3,853,143)
Depreciation and
 amortization                  82,317            23,355            57,870             5,237           825,795           994,573
Capital expenditures            9,390                --                --             1,581                --            10,971
Total assets,
 June 30, 2001             10,215,218         6,347,340         1,322,533         1,631,768         5,440,000        24,956,859

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,300,033 of assets at June 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $5,440,000 of assets under "Corporate and other" at June 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

Further, the selected profit and loss items for the three months ended June 30, 2002 and 2001and the total assets at June 30, 2002 and 2001 respectively, have been adjusted for the discontinued operation of FiveStar, which is categorized in the Enterprise and Commerce Sales segment. See Note 5, "FiveStar Advantage, Inc."


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

As a result of the centralization and consolidation implementation, the net loss declined to $1,034,557 from $3,929,818 and to $0.06 per share from $0.24 per share in the three months ended June 30, 2002 versus 2001. Likewise, the overall cash decline was reduced to $731,813 from $1,007,554 in the three months ended June 30, 2002 versus 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Revenues for the three months ended June 30, 2002 were $912,505, as compared to $1,220,056, for the three months ended June 30, 2001.

Given the continued decline in economic activity and weakened capital and consumer spending for technology products and services, Semotus experienced a decline in revenues of 25% in the three months ended June 30, 2002 versus 2001. All segments of the Company's business were affected except for the wireless segment. The increase in sales of wireless products and services was more than offset by declines in logistic system sales and professional services as new contracts for system integration services and engineering consulting services did not materialize. Potential customers have delayed capital spending decisions or have kept most of the work in-house. Further, Semotus' Centralization and Consolidation Plan has eliminated unprofitable products and services, which has largely been in the professional services and enterprise and commerce segments. The Plan has accounted for some of the revenue decline in professional services, but is the main reason for most of the decline in the enterprise and commerce segment. The e-commerce economy has contracted and is not expected to recover in the near future.

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

Enterprise and Commerce Sales

The 127% increase in revenues in the three months ended June 30, 2002 versus 2001 is largely due to above mentioned Centralization and Consolidation Plan and the closing of the operations of FiveStar Advantage, Inc. By classifying Fivestar's operations into discontinued operations the overall decline in FiveStar's revenues have been eliminated from the segment. Fivestar's revenues for the three months ended June 30, 2002 and 2001 respectively were $152,992 and $374,229. The remaining revenue increase is due to the implementation of a customer loyalty software contract at WizShop.

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

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 63% from 44% in the three months ended June 30, 2002 versus 2001. The increase is the result of changes in product mix from lower margin enterprise and commerce segment product to higher margin wireless and logistic system segment products. Further, with the elimination of unprofitable products and services and the closing of the FiveStar operations, the overall gross profit margin improved since the remaining products and services carried much higher margins.

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

Enterprise and commerce sales

The gross profit margin for this segment declined to 45% from 59% for the three months ended June 30, 2002 versus 2001. This is largely due to a contract at WizShop for a customer loyalty and tracking software which is fully implemented and additional costs are recognized upon implementation.

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

                                                    Three Months Ended June 30,
                                                    ---------------------------
Description                                             2002            2001
---------------                                     -----------     -----------
Research and development                            $   296,239     $   505,132
Sales and marketing                                     296,556         772,142
General and administrative                              653,442       1,289,631
Net impairment of goodwill                                  --          650,000
Depreciation and amortization                           345,858         994,573
Stock, option and warrant expense                        21,054         173,917
                                                    -----------     -----------
Total                                               $ 1,613,149     $ 4,385,395
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

COMPREHENSIVE LOSS

The 74% reduction in the comprehensive loss to $1,020,326 or $0.06 per share for the three months ended June 30, 2002, compared to $3,943,936 or $0.24 per share for the three months ended June 30, 2001, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

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

                                                             PROFESSIONAL        LOGISTIC
                           WIRELESS       ENTERPRISE AND     AND RELATED          SYSTEM          CORPORATE
                           SERVICES       COMMERCE SALES       SERVICES            SALES          AND OTHER            TOTAL
                         ------------      ------------      ------------      ------------      ------------      ------------
As of and for the
 Three Months Ended
 June 30, 2002
Revenue                  $    349,590      $    265,916      $     19,294      $    277,705      $         --      $    912,505
Gross profit                  279,264           120,502            17,023           158,396                --           575,185
Operating loss*              (328,774)           90,410             8,969           (32,234)         (776,338)       (1,037,964)
Depreciation and
 amortization                  83,275             2,493             1,880             8,210           250,000           345,858
Capital expenditures           17,937                --                --                --                --            17,937
Total assets,
 June 30, 2002*             4,961,411         1,162,458           261,225           190,353         2,425,033         9,000,480
Three Months Ended
 June 30, 2001
Revenue                  $    317,976      $    117,141      $    295,862      $    489,077      $         --      $  1,220,056
Gross profit                  109,667            69,445           142,799           210,341                --           532,252
Operating loss*              (373,052)         (197,822)         (404,986)           60,839        (2,938,122)       (3,853,143)
Depreciation and
  amortization                 82,317            23,355            57,870             5,237           825,795           994,573
Capital expenditures            9,390                --                --             1,581                --            10,971
Total assets,
  June 30, 2001            10,215,218         6,347,340         1,322,533         1,631,768         5,440,000        24,956,859

*Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other". The $2,300,033 of assets at June 30, 2002 under "Corporate and other" is substantially comprised of the GMP Intellectual Property asset and goodwill. The $5,440,000 of assets under "Corporate and other" at June 30, 2001 is substantially all comprised of the GMP Intellectual Property asset.

Further, the selected profit and loss items for the three months ended June 30, 2002 and 2001and the total assets at June 30, 2002 and 2001 respectively, have been adjusted for the discontinued operation of FiveStar, which is categorized in the Enterprise and Commerce Sales segment. See Note 5, "FiveStar Advantage, Inc."

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless and logistic system products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 27% for the three month period ended June 30, 2002 versus 2001. The sources and uses of cash are summarized as follows (unaudited):
                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                   2002            2001
                                               -----------     -----------
From continuing operations:
Cash (used in) operating activities            $  (843,494)     (2,263,162)
Cash provided by investing activities               87,472       1,435,501
Cash (used in) financing activities                (25,448)       (159,579)
Net cash provided by (used in) discontinued
  Operation                                         49,657         (20,314)
                                               -----------     -----------
Net decrease in cash and cash equivalents      $  (731,813)    $(1,007,554)
                                               ===========     ===========

Cash used in operating activities from continuing operations consisted principally of a net loss of $1,034,577 offset somewhat by non-cash charges of $345,858 of depreciation and amortization and $21,054 of stock based compensation. Additionally, the loss from the discontinued operation contributed $122,835. Other operating activities that contributed to the use of cash were $233,120 in the net change of current assets and current liabilities. This largely resulted from decreases in accrued liabilities and deferred revenue of $145,416 and $86,398 respectively, offset somewhat by increases in accounts payable of $51,543.and accounts receivable of $54,912. Cash provided from investing activities of $87,472 resulted principally from an increase in the minority investment in ADA of $105,409 offset by capital expenditures of $17,937.

Cash flows from financing activities produced a net decrease in cash of $25,448 which resulted from repayments of capital leases.

As of June 30, 2002, the Company had unrestricted cash and cash equivalents amounting to $3,372,490, a decrease of $731,813 from the balance at March 31, 2002. Working capital decreased to $1,618,684 from $2,064,396 at the fiscal 2002 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2002.

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

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions SFAS 144 was adopted effective April 1, 2002. In accordance with the adoption, the Company has classified the operations of FiveStar as discontinued operations. See Note 5, "FiveStar Advantage, Inc."

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


Date: November 13, 2002

                                          /s/ Anthony N. LaPine
                                          -------------------------
                                          Anthony N. LaPine
                                          President and Chief Executive Officer

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


Date: November 13, 2002

                                            /s/ Charles K. Dargan, II
                                            ---------------------------------
                                            Charles K. Dargan, II
                                            Chief Financial Officer