Form 10-Q
period 2002-12-31
SEMOTUS SOLUTIONS INC
filed 2003-02-13
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002



                         COMMISSION FILE NUMBER: 1-15569




                             SEMOTUS SOLUTIONS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)




           Nevada                                        36-3574355
 ------------------------------                    ----------------------
(State or other jurisdiction of                        (IRS Employer
 Incorporation or Organization)                    Identification Number)


                 16400 Lark Ave., Suite 230, Los Gatos, CA 95032
           -----------------------------------------------------------
           (Address of Principal Executive Offices including zip code)


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

Yes [X]         No [_]


There were 19,275,211 shares of the Registrant's Common Stock outstanding as of February 10, 2002.

Transitional Small Business Disclosure Format:    Yes [_]       No [X]

================================================================================

                             SEMOTUS SOLUTIONS, INC.


                                TABLE OF CONTENTS





                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         a.  Consolidated Balance Sheets as of December 31, 2002
             and March 31, 2002 ...........................................   3

         b.  Consolidated Statements of Operations and
             Comprehensive Loss for the three and nine month
             periods ended December 31, 2002 and 2001 .....................   4

         c.  Consolidated Statements of Cash Flows for the nine
             month periods ended December 31, 2002 and 2001 ...............   5

         d.  Notes to the Consolidated Financial Statements ...............   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......  16

ITEM 4.  CONTROLS AND PROCEDURES ..........................................  16



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  17

ITEM 5.  OTHER INFORMATION ................................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................  17




SIGNATURES ................................................................  18

CERTIFICATIONS ............................................................  19

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     DECEMBER 31        MARCH 31
                                     ASSETS                              2002             2002
                                                                     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents (including restricted cash of
    $693,286 at March 31, 2002)                                      $  2,505,467     $  4,797,589
  Trade receivables (net of allowance for doubtful accounts of
    $82,590 at December 31, 2002 and $67,000 at March 31, 2002)           400,813          266,220
  Income and GST tax receivable                                               250            3,823
  Other receivables                                                        46,203           60,395
  Prepaid expenses                                                        107,721          167,998
  Net current assets from discontinued operations                              --          113,343
                                                                     ------------     ------------
         Total current assets                                           3,060,454        5,409,368

Property and equipment, net                                               408,827          652,452
Capitalized contract, net                                                 144,238          576,958
GMP intellectual property, net                                            250,000        1,000,000
Goodwill                                                                2,474,597        2,474,597
Net noncurrent assets from discontinued operations                         16,630           21,804
                                                                     ------------     ------------
         Total assets                                                $  6,354,746     $ 10,135,179
                                                                     ============     ============
                                  LIABILITIES:

CURRENT LIABILITIES:
  Accounts payable                                                   $    527,836     $    629,635
  Accrued expenses and other current liabilities                          150,746          339,787
  Notes payable                                                            22,938          693,286
  Current portion of capital lease obligations                             25,905           89,297
  Current portion of advances on technology sales                         283,074          269,109
  Deferred revenue                                                        655,093        1,323,858
  Net current liabilities from discontinued operations                    142,490               --
                                                                     ------------     ------------
         Total current liabilities                                      1,808,082        3,344,972

Capital lease obligation, net of current portion                           20,355           44,200
Advances on technology sales, net of current portion                      345,853          566,542
                                                                     ------------     ------------
         Total liabilities                                              2,174,290        3,955,714
                                                                     ------------     ------------
Minority Interest                                                         391,928          202,528

Commitments and contingencies (Note 7)


                         PREFERRED SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series B: $0.001 par value; $13.00 liquidation value; authorized: 5,000,000 shares; issued and outstanding: none at December 31, 2002 and 469,231 at March
    31, 2002 (Note 6)                                                          --              469
Additional paid-in capital                                                     --        5,681,987
                                                                     ------------     ------------
         Total preferred shareholders' equity                                  --        5,682,456
                                                                     ------------     ------------

                           COMMON SHAREHOLDERS' EQUITY

Common stock: $0.01 par value; authorized: 50,000,000 shares;
  issued and outstanding: 18,121,365 at December 31, 2002 and
  17,200,784 at March 31, 2002                                            181,214          172,008
Additional paid-in capital                                             66,135,178       60,396,089
Accumulated other comprehensive loss                                    (142,153)        (142,360)
Notes receivable - related parties                                      (109,893)        (701,817)
Accumulated deficit                                                  (62,275,818)     (59,429,439)
                                                                     ------------     ------------
         Total common shareholders' equity                              3,788,528          294,481
                                                                     ------------     ------------
         Total liabilities, minority interest, preferred and
         common shareholders' equity                                 $  6,354,746     $ 10,135,179
                                                                     ============     ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                        THREE MONTHS ENDED                   NINE MONTHS  ENDED
                                                            DECEMBER  31,                       DECEMBER  31,
                                                   ------------------------------      ------------------------------
                                                       2002              2001              2002              2001
                                                   ------------      ------------      ------------      ------------
Revenues:
    Wireless Services                              $    338,970      $    346,421      $    962,773      $  1,017,190
    Enterprise and commerce sales                       250,212           255,380           766,775           921,334
    Professional and related services                    11,475            17,512            51,744           334,274
    Logistics                                           274,512           316,662           866,898         1,186,303
                                                   ------------      ------------      ------------      ------------
    Total Revenue                                       875,169           935,975         2,648,190         3,459,101
                                                   ------------      ------------      ------------      ------------
Cost of sales:
    Wireless Services                                    68,160           108,785           246,130           420,031
    Enterprise and commerce sales                       144,240           155,137           433,895           543,249
    Professional and related services                     2,587             1,872             5,858           161,538
    Logistics                                            93,529           141,567           359,844           597,249
                                                   ------------      ------------      ------------      ------------
    Total cost of sales                                 308,516           407,361         1,045,727         1,722,067
                                                   ------------      ------------      ------------      ------------
Gross Profit                                            566,653           528,614         1,602,463         1,737,034
Operating Expenses from continuing operations:
    (Exclusive of depreciation and amortization
      and stock, option and warrant expense)
    Research and development                            179,969           309,712           695,474         1,176,829
    Sales and marketing                                 268,825           388,281           798,270         1,642,391
    General and administrative                          472,327           776,111         2,296,919         3,254,966
    Impairment of goodwill                                   --                --                --           650,000
    Depreciation and amortization:
       Research and development                             982            22,605           118,810            72,013
       General and administrative                       328,942           807,959           896,935         2,588,997
                                                   ------------      ------------      ------------      ------------
    Stock, option and warrant expense:
       Sales and marketing                                   --            21,000                --            63,000
       General and administrative                         1,362            74,847            24,283           323,275
                                                   ------------      ------------      ------------      ------------
    Total operating expenses                          1,252,407         2,400,515         4,830,691         9,771,471
                                                   ------------      ------------      ------------      ------------
       Operating Loss from continuing operations       (685,754)       (1,871,901)       (3,228,228)       (8,034,437)

Net interest income                                       9,756            68,402            45,001           220,305
Other income                                            100,658            68,779           435,455           208,394
                                                   ------------      ------------      ------------      ------------
    Total interest and other income                     110,414           137,181           480,456           428,699
                                                   ------------      ------------      ------------      ------------
    Net loss before minority interest                  (575,340)       (1,734,720)       (2,747,772)       (7,605,738)
    Minority Interest                                     3,711                --            37,981                --
                                                   ------------      ------------      ------------      ------------
    Net loss from continuing operations                (571,629)       (1,734,720)       (2,709,791)       (7,605,738)
    Loss from discontinued operations                      (315)         (235,679)         (125,860)         (971,392)
                                                   ------------      ------------      ------------      ------------
Net Loss                                               (571,944)       (1,970,399)       (2,835,651)       (8,577,130)
Other comprehensive income loss -
    Translation adjustment                               (2,080)           (6,744)              207           (37,264)
                                                   ------------      ------------      ------------      ------------
Comprehensive loss                                 $   (574,024)     $ (1,977,143)     $ (2,835,444)     $ (8,614,394)
                                                   ============      ============      ============      ============
Net loss per common share:
    Basic                                          $      (0.03)     $      (0.11)     $      (0.16)     $      (0.51)
    Diluted                                        $      (0.03)     $      (0.11)     $      (0.16)     $      (0.51)
    Weighted average shares used in per share
       calculation, basic and diluted                18,108,715        17,185,991        17,764,736        16,882,685
                                                   ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                     2002               2001
                                                                --------------     --------------
Cash flows from operating activities:
   Net loss                                                     $   (2,835,651)    $   (8,577,130)
   Foreign currency translation adjustment                                 207            (37,264)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                  1,015,745          2,661,010
      Compensation expense related to stock issued for services         24,283            386,275
      Net amortization of contract income                             (317,565)          (500,731)
      Amortization of advances on technology sales                    (206,724)          (233,345)
      Amortization of Notes Receivable                                 574,647            255,982
      Impairment of goodwill                                                --            650,000
      Loss from Sale of Assets                                           1,220                 --
      Non-cash settlement of liabilities                               165,215                 --
      Loss from discontinued operations                                125,860            971,392

   Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:

      Accounts and other receivables                                  (116,828)            69,737
      Inventory                                                             --             (7,065)
      Prepaid expenses and other assets                                 60,277               (943)
      Accounts payable                                                 (97,186)            83,444
      Accrued liabilities                                             (189,041)           (11,235)
      Deferred revenue                                                 127,788            205,285
      Advances on Technology Sales                                      11,704                 --
                                                                --------------     --------------
   Net cash used in operating activities                            (1,656,049)        (4,084,588)
                                                                --------------     --------------
Cash flows from investing activities:
   Acquisition of property and equipment                               (22,083)           (20,707)
   Cash received from FY2002 acquisitions, net                              --          1,096,472
   Sale of Fixed Assets                                                    560                 --
   Sale of Kinetidex technology                                             --            350,000
   Minority investment in subsidiary                                   210,379                 --
                                                                --------------     --------------
   Net cash provided by investing activities                           188,856          1,425,765
                                                                --------------     --------------
Cash flows from financing activities:
   Repayments of notes payable                                         (22,881)          (154,283)
   Repayments of capital lease obligations                             (38,928)           (46,010)
   Proceeds from exercise of options and warrants                           --             11,668
   Repurchase of Preferred Stock (Note 6)                             (100,000)                --
                                                                --------------     --------------
   Net cash used in financing activities                              (161,809)          (188,625)
                                                                --------------     --------------
   Net cash provided by discontinued operations                         30,166             88,573
   Net decrease in cash and cash equivalents                        (1,598,836)        (2,758,875)
   Cash and cash equivalents, beginning of period                    4,104,303          7,330,749
                                                                --------------     --------------
   Cash and cash equivalents, end of period                     $    2,505,467     $    4,571,874
                                                                ==============     ==============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                     2002               2001
                                                                --------------     --------------


SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                          $       64,589     $       66,574
                                                                ==============     ==============
Cash paid for income taxes                                      $        3,701     $        5,190
                                                                ==============     ==============



SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of
   Wizshop.com, Inc. and Application Design Associates,
   Inc. through the issuance of common stock                    $           --     $    4,666,000
                                                                ==============     ==============
Additional non-cash purchase consideration paid to
   shareholder of Cross Communications, Inc. pursuant to the
   first year performance criteria of the Merger Agreement      $           --     $       18,086
                                                                ==============     ==============
Additional non-cash purchase consideration paid to shareholders
   of WizShop.com, Inc. pursuant to the Merger Agreement        $      122,681     $           --
                                                                ==============     ==============
Common stock issued for services                                $       24,283     $      386,275
                                                                ==============     ==============
Common stock issued for liabilities                             $      165,215     $           --
                                                                ==============     ==============
Property and equipment purchased through the issuance
   of capital leases                                            $           --     $      122,971
                                                                ==============     ==============
Warrants issued as part of the consideration for repurchase
   of preferred stock                                           $       90,497     $           --
                                                                ==============     ==============

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

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations and comprehensive loss for the three and nine month periods ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the nine month periods ended December 31, 2002 and 2001 have been prepared by the Company, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., FiveStar Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent company. FiveStar's and Wares on the Web's operations have been discontinued as of June 28, 2002 and August 19, 2002, respectively. All other subsidiaries generate revenues from the sales of products and services.

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

3.   RECENT PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accconted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company's adoption of SFAS 146 on January 1, 2003 had no impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation NO. 45 ("FIN 45"), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" relating to the guarantor's accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor's year-end. The Company's adoption of FIN 45 did not have a material impact in the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company's adoption of SFAS NO. 148 on January 1, 2003 did not have a material effect on the Company's financial position or results of operations.

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

For the nine months ended December 31, 2002 and 2001, 6,569,039 potential shares and 7,319,276 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar Advantage, Inc. have been recorded as discontinued operations in the nine month period ended December 31, 2002. FiveStar was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court and a gain or loss on disposal will be recognized at the time of the final disposition by the Court, which is not expected to be material. In the same manner, Wares on the Web's operations have been recorded as discontinued in the nine months ended December 31, 2002. It also was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court and a gain or loss on disposal will be recognized at the time of the final disposition by the Court, which is not expected to be material.

The major classes of assets and liabilities included in the discontinued operations are as follows: at December 31, 2002 and March 31, 2002 respectively, inventory of $134,563 and $178,171 and payables of $208,249 and $166,394. At
March 31, 2002 there was also $71,989 in cash and $54,346 in accounts receivable. At December 31, 2002, both cash and receivables were immaterial. Revenue from FiveStar recorded in the nine months ended December 31, 2002 was $152,992 and for the three and nine-month periods ended December 31, 2001 was $329,902 and $1,104,529. There was no revenue from the Fivestar operations in the three months ended December 31, 2002. Revenue from Wares recorded in the nine months ended December 31, 2002 was $26,570, and for the three month and nine month periods ended December 31, 2001 was $157,716 and $599,652, respectively. There was no revenue from the Wares operations in the three months ended December 31, 2002.

6.   REPURCHASE OF PREFERRED STOCK:

On December 31, 2002, Semotus Solutions, Inc. and Brown Simpson Partners I, Ltd. (successors-in-interest to Brown Simpson Strategic Growth Fund, Ltd. And Brown Simpson Strategic Growth Fund, L.P.) entered into a Preferred Stock Buy Back and Mutual Release Agreement. As part of the Agreement, Semotus repurchased from Brown Simpson all of the outstanding shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was reflected on Semotus' balance sheet as $5.7 million in Preferred Shareholder Equity. In consideration of the aforesaid purchase of the Shares, Semotus paid one hundred thousand dollars ($100,000.00) and issued to Brown Simpson 846,154 warrants to purchase shares of Common Stock of Semotus, exercisable at $0.01 per share. In addition, in consideration for Brown Simpson agreeing to enter into a settlement and mutual release related to its anti-dilution claim, the Company is revising Brown Simpson's existing 1,153,846 (post-split) warrants to provide for an exercise price of $0.01 per share. On January 24, 2003, Brown Simpson exercised 1,153,846 warrants by remitting $11,538.46 to Semotus, and Brown Simpson was issued 1,153,846 shares of common stock.

7.   COMMITMENTS AND CONTINGENCIES:

Effective October 23, 2002 the Board of Directors of the Company approved the repricing of most of the options under the Company's 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members of the Company. The Board of Directors determined such a reprice to be appropriate in order to sustain the incentivization of its employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of the Company's common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and will result in variable plan accounting. While no compensation expense was required to be recognized in the three months and nine months ended December 31, 2002, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

On April 1, 2003, Global Beverage Group ("GBG"), the 49% owner of ADA, has the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash, or (ii) the return of 500,000 shares of Semotus common stock originally issued to John Hibben, the President of ADA, as part of the Merger Agreement between Semotus and ADA, and subsequently transferred from John Hibben to GBG as part of GBG's 49% stock purchase of ADA.

The Company continues to be a party to certain commitments and contingencies, as previously reported in Note 20 and Part II, Item 3 of Registrant's Form 10K for the year ended March 31, 2002. Please also refer to Part II, Item 1 of this report for additional litigation contingencies.

8.   SEGMENT INFORMATION

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

All segment financial information presented is unaudited.

                                     WIRELESS    ENTERPRISE AND  PROFESSIONAL AND    LOGISTIC       CORPORATE
                                     SERVICES    COMMERCE SALES  RELATED SERVICES  SYSTEM SALES     AND OTHER         TOTAL
                                   -----------     -----------     -----------     -----------     -----------     -----------
AS OF AND FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002
-----------------------------------
Revenue                            $   338,970     $   250,212     $    11,475     $   274,512     $        --     $   875,169
Gross Profit                           270,810         105,972           8,888         180,983              --         566,653
Operating loss*                        (16,330)         89,950            (496)          6,188        (765,066)       (685,754)
Depreciation and amortization           28,922          43,471              --           7,531         250,000         329,924
Capital expenditures                     2,567              --              --              --              --           2,567
Total assets, December 31, 2002*     3,614,285         713,951         263,530         134,168       1,628,812       6,354,746


NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------
Revenue                            $   962,773     $   766,775     $    51,744     $   866,898     $        --     $ 2,648,190
Gross Profit                           716,643         332,880          45,886         507,054              --       1,602,463
Operating Loss*                       (830,801)        255,358          22,830         (41,772)     (2,633,843)     (3,228,228)
Depreciation and amortization          193,951          45,964           1,880          23,950         750,000       1,015,745
Capital expenditures                    22,083              --              --              --              --          22,083
Total assets, December 31, 2002*     3,614,285         713,951         263,530         134,168       1,628,812       6,354,746

AS OF AND FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001
-----------------------------------
Revenue                            $   346,421     $   255,380     $    17,512     $   316,662     $        --     $   935,975
Gross Profit                           237,636         100,243          15,640         175,095              --         528,614
Operating loss*                       (122,550)         45,551           4,148        (119,979)     (1,679,071)     (1,871,901)
Depreciation and amortization           73,742          21,744           7,486           8,393         719,199         830,564
Capital expenditures                     4,172              --              --              --              --           4,172
Total assets, December 31, 2001*     8,797,980       4,802,917         828,350       1,417,831       4,153,816      20,000,894


NINE MONTHS ENDED DECEMBER 31, 2001
-----------------------------------
Revenue                            $ 1,017,190     $   921,334     $   334,274     $ 1,186,303     $        --     $ 3,459,101
Gross Profit                           597,159         378,085         172,736         589,054              --       1,737,034
Operating Loss*                       (638,934)       (177,929)       (443,143)       (133,640)     (6,640,791)     (8,034,437)
Depreciation and amortization          233,873          66,842          71,354          21,402       2,267,539       2,661,010
Capital expenditures                    14,992              --              --           5,715              --          20,707
Total assets, December 31, 2001*     8,797,980       4,802,917         828,350       1,417,831       4,153,816      20,000,894

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

Further, the selected profit and loss items in the three and nine month periods ended December 31, 2002 and 2001 and total assets at December 31, 2002 and 2001 respectively, have been adjusted for the discontinued operations of FiveStar and Wares on the Web, which are categorized in the Enterprise and Commerce Sales segment. See Note 5, "Discontinued Operations".

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

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

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

Certain professional services have been de-emphasized. As well, m-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. WizShop, the remaining subsidiary in the Enterprise and Commerce Sales segment, still receives small monthly sponsorship and advertising revenue, and has one large customer loyalty software contract. Most of the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations were closed as the market for e-fulfillment is currently unprofitable, and in August, Wares on the Web was closed as the market for e-commerce and web based services remains depressed, see Note 5, "Discontinued Operations".

As a result of the centralization and consolidation implementation, the net loss declined to $571,944 from $1,970,399 and to $0.03 per share from $0.11 per share in the three months ended December 31, 2002 versus 2001 and the net loss declined to $2,835,651 from $8,577,130 and to $0.16 per share from $0.51 per share in the nine months ended December 31, 2002 versus 2001. Likewise, the overall cash decline was reduced to $1,598,836 from $2,758,876 in the nine months ended December 31, 2002 versus 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Revenues for the three months and nine months ended December 31, 2002 were $875,169 and $2,648,190, respectively, as compared to $935,975 and $3,459,101, respectively, for the three and nine months ended December 31, 2001.

Given the continued decline in economic activity and weakened capital and consumer spending for technology products and services, Semotus experienced a decline in revenues of 6% and 23% respectively in the three months and nine months ended December 31, 2002 versus 2001. All segments of the Company's business were affected. Potential customers have delayed capital spending decisions or have kept most of the work in-house. New sales of wireless and software products and services have slowed. Further, Semotus' Centralization and Consolidation Plan has eliminated unprofitable products and services, which has largely been in the professional services and enterprise and commerce segments. The Plan has accounted for some of the revenue decline in professional services, but is the main reason for most of the decline in the enterprise and commerce segment. The e-commerce economy has contracted and is not expected to recover in the near future.

Wireless Services
The 2% and 5% decline in revenues in the three and nine months ended December 31, 2002 respectively, versus 2001 result from the continued decline in corporate capital spending. Both HiplinkXS and the financial service products, Global Market Pro and Equity Market Pro, have experienced a longer sale cycle, which has delayed and postponed their revenues.

Enterprise and Commerce Sales
The 2% and 17% decline in revenues in the three month and nine month periods ended December 31, 2002 versus 2001, respectively is primarily due to the initial implementation of a customer loyalty software contract at WizShop in the quarter ended September 30, 2001. The capitalized contract costs and the commensurate deferred revenue were recognized at that time, which created large initial revenues. Since then, the contract has been amortized over its term, which ends March 31, 2003.

Professional and Related Services
Revenues declined 34% and 85% in the three and nine months ended December 31, 2002, respectively, versus 2001 due largely to the reduction in new professional service contracts at Simkin and also directly the result of the sale of Simkin's Kinetidex 2.0 product in June 2001 for which certain services were performed. Further, the Wares subsidiary was closed in August 2002 and since then has contributed minor amounts of revenue.

Logistic System Sales
The 13% and 27% decline in revenues in the three and nine month periods ended December 31, 2002 versus 2001, respectively, is a direct result of less capital spending on system integration projects and the beverage industry reducing new capital spending. ADA received fewer system integration contracts. Further, ADA is in process of upgrading its core asset tracking and management software, which has not been completed. The new software should provide further incentives for customers to upgrade and increase revenues at ADA.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 65% and 61% in the three and nine months ended December 31, 2002 from 56% and 50% in the same periods ended December 31, 2001. The increase is the result of continuing changes in product mix from lower margin enterprise and commerce segment product to higher margin wireless and logistic system segment products. Further, with the elimination of unprofitable products and services and the closing of the FiveStar and Wares operations, the overall gross profit margin improved since the remaining products and services carried much higher margins.

Wireless Services
The gross profit margin for this segment increased to 80% from 69% in the three months ended December 31, 2002 versus 2001, and also increased to 74% from 59% in the nine months ended December 31, 2002 versus 2001. The increase in the three and nine-month gross profit margins is due to: i) increased higher margin sales of enterprise products such as Global Market Pro, ii) the introduction of a higher margin version of Hiplink, a field force automation wireless product, and iii) the reduction and discontinuance of lower margin consumer products.

Enterprise and Commerce Sales
The gross profit margin in this segment increased to 42% and 43% in the three and nine months ended December 31, 2002 from 39% and 41% in the same periods ended December 31, 2001. This increase is due to the elimination of unprofitable products and services and the closing of the FiveStar and Wares operations. The major portion of this segment's gross margin comes from the customer loyalty software contract at WizShop.

Professional and Related Services
The gross profit margin in this segment declined to 77% in the three-month period ended December 31, 2002 from 89% in the three-month period ended December 31, 2001. However, the gross profit margin increased to 89% in the nine-month period ended December 31, 2002 from 52% in the nine-month period ended December 31, 2001. The decline in the three-month gross profit margin is primarily due to the decline in revenues, which has reduced the fixed cost coverage. The nine-month period increase is a direct result of the elimination of unprofitable contracts and services. The remaining professional service business carries much higher margins since the services are extensions of existing contracts that do not require as much start-up costs.

Logistic System Sales
The gross profit margin increased to 66% for the three months ended December 31, 2002 versus 55% for the three months ended December 31, 2001 and it increased to 58% from 50% in the nine months ended December 31, 2002 versus 2001. This is principally due to a shift in the mix of services provided in the system integration contracts. ADA experienced more demand for higher margin software and consulting services and less demand for lower margin hardware. This services shift has allowed ADA to increase the gross profit margin.

OPERATING EXPENSES

Operating expenses declined overall in the three month and nine month periods ended December 31, 2002 versus the same periods in the last fiscal year, due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas of the firm, including research and development, sales and marketing and general and administrative cost centers. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                             DECEMBER 31,                    DECEMBER 31,
                                      --------------------------      --------------------------
DESCRIPTION                               2002          2001              2002          2001
---------------------------------     ------------  ------------      ------------  ------------
Research and development              $    179,969  $    309,712      $    695,474  $  1,176,829
Sales and marketing                        268,825       388,281           798,270     1,642,391
General and administrative                 472,327       776,111         2,296,919     3,254,966
Net impairment of goodwill                      --            --                --       650,000
Depreciation and amortization              329,924       830,564         1,015,745     2,661,010
Stock, option and warrant expense            1,362        95,847            24,283       386,275
                                      ------------  ------------      ------------  ------------
Total                                 $  1,252,407  $  2,400,515      $  4,830,691  $  9,771,471
---------------------------------     ------------  ------------      ------------  ------------

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

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three months and nine months ended December 31, 2002 as personnel and offices were reduced and operating functions were consolidated.

The net impairment of goodwill is related to an impairment charge to goodwill related to Simkin for $650,000. As noted in Note 5 of Semotus' Form 10K for the year ended March 31, 2002, "Sale of Technology and Net Impairment of Goodwill", Semotus elected to sell the royalty rights and software of Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Semotus received $350,000 for the product and all future royalty rights. Semotus considered a variety of factors for a potential impairment of goodwill, which included the sale of the technology, future prospects of Simkin's business, and importantly, the consideration paid for Simkin, which was substantially all common stock. Subsequent to the acquisition, the price of the common stock of Semotus had declined from $14.375 to $1.59 as of June 30, 2001. Consequently, Semotus elected to take a goodwill impairment charge of $650,000.

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

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the three months and nine months ended December 31, 2002.

The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in the three months and nine months ended December 31, 2002 or 2001, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses for the three and nine months ended December 31, 2002 and 2001 are primarily interest income from invested cash, interest expense from notes payable, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2002.

Net interest income declined as less cash was available for investment during the three and nine month periods ended December 31, 2002 versus 2001 as Semotus continues with operating losses. Amortization of technology advances decreased somewhat in the three months ended December 31, 2002, due to the application of accelerated amortization on the balances.

COMPREHENSIVE LOSS

The comprehensive loss of $574,024 or $0.03 per share and $2,835,444 or $0.16 per share for the three months and nine months ended December 31, 2002, respectively, compared to $1,977,143 or $0.11 per share and $8,614,394 or $0.51 per share for the three months and nine months ended December 31, 2001, respectively, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

SEGMENT RESULTS

Semotus' business has evolved into four segments: wireless services, enterprise and commerce sales, professional and related services and logistic system sales. (See Note 8, "Segment Information" for further information about each of the segments.)

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All segment financial information presented is unaudited.

                                     WIRELESS    ENTERPRISE AND  PROFESSIONAL AND    LOGISTIC       CORPORATE
                                     SERVICES    COMMERCE SALES  RELATED SERVICES  SYSTEM SALES     AND OTHER         TOTAL
                                   -----------     -----------     -----------     -----------     -----------     -----------
AS OF AND FOR THE THREE MONTHS
ENDED DECEMBER 31, 2002
-----------------------------------
Revenue                            $   338,970     $   250,212     $    11,475     $   274,512     $        --     $   875,169
Gross Profit                           270,810         105,972           8,888         180,983              --         566,653
Operating loss*                        (16,330)         89,950            (496)          6,188        (765,066)       (685,754)
Depreciation and amortization           28,922          43,471              --           7,531         250,000         329,924
Capital expenditures                     2,567              --              --              --              --           2,567
Total assets, December 31, 2002*     3,614,285         713,951         263,530         134,168       1,628,812       6,354,746

NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------
Revenue                            $   962,773     $   766,775     $    51,744     $   866,898     $        --     $ 2,648,190
Gross Profit                           716,643         332,880          45,886         507,054              --       1,602,463
Operating Loss*                       (830,801)        255,358          22,830         (41,772)     (2,633,843)     (3,228,228)
Depreciation and amortization          193,951          45,964           1,880          23,950         750,000       1,015,745
Capital expenditures                    22,083              --              --              --              --          22,083
Total assets, December 31, 2002*     3,614,285         713,951         263,530         134,168       1,628,812       6,354,746



AS OF AND FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001
-----------------------------------
Revenue                            $   346,421     $   255,380     $    17,512     $   316,662     $        --     $   935,975
Gross Profit                           237,636         100,243          15,640         175,095              --         528,614
Operating loss*                       (122,550)         45,551           4,148        (119,979)     (1,679,071)     (1,871,901)
Depreciation and amortization           73,742          21,744           7,486           8,393         719,199         830,564
Capital expenditures                     4,172              --              --              --              --           4,172
Total assets, December 31, 2001*     8,797,980       4,802,917         828,350       1,417,831       4,153,816      20,000,894



NINE MONTHS ENDED DECEMBER 31, 2001
-----------------------------------
Revenue                            $ 1,017,190     $   921,334     $   334,274     $ 1,186,303     $        --     $ 3,459,101
Gross Profit                           597,159         378,085         172,736         589,054              --       1,737,034
Operating Loss*                       (638,934)       (177,929)       (443,143)       (133,640)     (6,640,791)     (8,034,437)
Depreciation and amortization          233,873          66,842          71,354          21,402       2,267,539       2,661,010
Capital expenditures                    14,992              --              --           5,715              --          20,707
Total assets, December 31, 2001*     8,797,980       4,802,917         828,350       1,417,831       4,153,816      20,000,894

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

Further, the selected profit and loss items in the three and nine month periods ended December 31, 2002 and 2001 and total assets at December 31, 2002 and 2001 respectively, have been adjusted for the discontinued operations of FiveStar and Wares on the Web, which are categorized in the Enterprise and Commerce Sales segment. See Note 5, "Discontinued Operations".

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless and logistic system products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 42% for the nine month period ended December 31, 2002 versus 2001. The sources and uses of cash are summarized as follows (unaudited):

                              NINE MONTHS ENDED
                                DECEMBER 31,
-----------------------------------------------------------------------------
                                                   2002              2001
                                               ------------      ------------
Cash used in operating activities              $ (1,656,049)     $ (4,084,588)

Cash  provided by investing activities              188,856         1,425,765

Cash used in financing activities                  (161,809)         (188,625)

Net cash provided by discontinued operations         30,166            88,573
                                               ------------      ------------
Net decrease in cash and cash equivalents      $ (1,598,836)     $ (2,758,875)
                                               ============      ============

Cash used in operating activities from continuing operations consisted principally of a net loss of $2,835,651 offset somewhat by non-cash charges of $1,015,745, of depreciation and amortization, $574,647 of amortization of notes receivable, $165,215 of settlement of liabilities and $24,283 of stock based compensation. Additionally, the loss from the discontinued operations contributed $125,860. Other operating activities that contributed to offsetting the use of cash were $202,775 in the net change of current assets and current liabilities. This largely resulted from decreases in accrued liabilities and accounts payable of $189,041 and $97,186 respectively and increases in accounts receivable of $116,828, offset somewhat by increases in deferred revenue of $127,788.

Cash provided by investing activities consisted principally of the continuing investment in ADA of $210,379, by the 49% owner of ADA, Global Beverage Group. This was offset somewhat by capital expenditures of $22,083.

Cash flows from financing activities produced a net decrease in cash of $161,809, which resulted primarily from the repurchase by the Company of its preferred stock for $100,000 in cash as part of the consideration (see Note 6, "Repurchase of Preferred Stock"), as well as from repayments on notes payable and capital leases.

As of December 31, 2002, the Company had cash and cash equivalents amounting to $2,505,467, a decrease of $2,292,122 from the balance at March 31, 2002. Working capital decreased to $1,252,372 at December 31, 2002 from $2,064,396 at the fiscal 2002 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at December 31, 2002.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accconted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company's adoption of SFAS 146 on January 1, 2003 had no impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation NO. 45 ("FIN 45"), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" relating to to the guarantor's accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor's year-end. The Company's adoption of FIN 45 did not have a material impact in the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company's adoption of SFAS NO. 148 on January 1, 2003 did not have a material effect on the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2002, we had cash and cash equivalents of $2,505,467. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to changes in interest rates for these accounts.

The Company also has short-term notes payable in the amount of $22,938, at December 31, 2002. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at December 31, 2002.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At December 31, 2002, the cumulative translation loss was $142,153. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure.


ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Semotus' chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of February 10, 2003, and concluded that the Company's disclosure controls and procedures were effective as of this date.

b) Changes in internal controls. There were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to February 10, 2003.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Brown Simpson lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 was settled on December 31, 2002. Please see Note 6, "Repurchase of Preferred Stock", Item 2, "Changes in Securities and Use of Proceeds" and Registrant's Form 8-K filed on January 13, 2003 for more details of the settlement transaction.

The Earthlink lawsuit previously reported in Registrant's Form 10K for the year ended March 31, 2002 is proceeding on schedule. A mediation date has been scheduled for March 27, 2003; however, the litigation will not be suspended pending any mediation.

Additionally, Semotus and WizShop have been named as two of seventeen corporate defendants, ten individual defendants and one accountant defendant in a class action lawsuit brought by the California Teachers' Retirement System. The lawsuit was filed on November 15, 2002 in the United States District Court for the Central District of California, Western Division. The suit alleges two causes of action for violating Section 10(b), 15 U.S.C. Sect. 78j(b) and SEC Rule 10b-5, 17 C.F.R. Sect. 240.10b-5, and for violating Section 20(a), 15 U.S.C. Sect. 78t(a). The California Teachers' Retirement System seeks general and compensatory damages according to proof, special damages according to proof, reasonable attorney's fees, cost and expenses of the proceedings, prejudgment interest at the maximum legal rate, and such other and further relief as the Court deems proper. We believe the suit is without merit as to WizShop and Semotus, and are in the process of getting dismissed from this lawsuit. If we are not dismissed, we will contest the lawsuit vigorously.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended December 31, 2002, the Company did not issue any shares of its common stock to suppliers of services to the Company. However, the Company did issue 14,368 shares of common stock to a supplier of services as part of a settlement arrangement.

On December 31, 2002, as part of the Preferred Stock Buy Back and Mutual Release Agreement with Brown Simpson Partners I, Ltd, Semotus repurchased from Brown Simpson all of the outstanding shares of the Company's Series B Convertible Preferred Stock. In consideration of the aforesaid purchase of the Shares, Semotus paid one hundred thousand dollars ($100,000.00) and issued to Brown Simpson 846,154 warrants to purchase shares of Common Stock of Semotus, exercisable at $0.01 per share. In addition, in consideration for Brown Simpson agreeing to enter into a settlement and mutual release related to its anti-dilution claim, the Company revised Brown Simpson's existing 1,153,846 (post-split) Warrants to provide for an exercise price of $0.01 per share. On January 24, 2003, Brown Simpson exercised 1,153,846 warrants by remitting $11,538.46 to Semotus, and Brown Simpson was issued 1,153,846 shares of common stock.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

   99.1 Certification Pursuant TO 18 U.S.C. ss.1350 99.2 Certification Pursuant TO 18 U.S.C. ss.1350

   99.2 Certification Pursuant TO 18 U.S.C. ss.1350 99.2 Certification Pursuant TO 18 U.S.C. ss.1350

b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on January 13, 2003 with respect to a Preferred Stock Buy Back and Mutual Release Agreement signed on December 31, 2002 by and among Semotus and Brown Simpson Partners I, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    SEMOTUS SOLUTIONS, INC.



DATE: FEBRUARY 13, 2003             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


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

Date: February 13, 2003

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

Date: February 13, 2003

/S/ CHARLES K. DARGAN, II
--------------------------------
CHARLES K. DARGAN, II
CHIEF FINANCIAL OFFICER