Form 10-K
period 2003-03-31
SEMOTUS SOLUTIONS INC
filed 2003-06-30
CIK 832370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2003

                         Commission file number: 1-15569

                             SEMOTUS SOLUTIONS, INC.
             (Exact name or Registrant as specified in its Charter)


           Nevada                                       36-3574355
----------------------------                        -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                 16400 Lark Ave., Suite 230, Los Gatos, CA 95032
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 358-7100
                                 --------------
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
        Securities Registered Pursuant to Section 12(g) of the Act: NONE.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on September 30, 2002 as reported by Amex ($0.14 per share), was approximately $2,394,980. The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on June 19, 2003 as reported by Amex ($0.40 per share), was approximately $7,837,732. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 19, 2003, 20,594,330 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2003

                                      INDEX


                                                                           Page
                                                                           ----
PART I
Item 1   Business                                                            2
Item 2   Properties                                                         15
Item 3   Legal Proceedings                                                  15
Item 4   Submission of Matters to a Vote of Security Holders                15

PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            15
Item 6   Selected Consolidated Financial Data                               16

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              17
Item 7A  Quantitative and Qualitative Disclosures About Market Risk         27
Item 8   Financial Statements and Supplementary Data                        27
Item 9   Change in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                               27

PART III
Item 10   Directors and Executive Officers of the Registrant                28
Item 11   Executive Compensation                                            28
Item 12   Security Ownership of Certain Beneficial Owners and Management    28
Item 13   Certain Relationships and Related Transactions                    28
Item 14   Controls and Procedures                                           28

PART IV
Item 15   Principal Accountant Fees and Services                            28
Item 16   Exhibits, Financial Statement Schedules and Reports on Form 8-K   28

SIGNATURES                                                                  64

CERTIFICATIONS                                                              69



THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. WHEN USED HEREIN, WORDS SUCH AS "ANTICIPATE", "BELIEVE", "ESTIMATE", "INTEND", "MAY", "WILL", "CONTINUE" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO SEMOTUS SOLUTIONS, INC. (SEMOTUS OR THE COMPANY) OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS. SEMOTUS UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART 1

ITEM 1. BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY

Semotus(R) is a leading provider of software for wireless enterprise applications. Our software connects employees to critical business systems, information, and processes. Semotus helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our products serve such vertical markets as enterprise wireless communications and financial services. Semotus' enterprise application software provides mobility, convenience, and efficiency and improves profitability.

Semotus changed its name from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. As a part of the transaction, the Company also acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corp.

COMPANY INTERNET SITE AND AVAILABILITY OF SEC FILINGS. Our corporate Internet site is www.semotus.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission. The filings can be found in the Investor Relations section of our site, and are available free of charge. In addition to our web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Information on our Internet site is not part of this Form 10-K.

RECENT DEVELOPMENTS

SALE AND DISCONTINUATION OF OPERATIONS

As part of our Centralization and Consolidation Plan (See "Centralization and Consolidation Plan"), Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. One of our subsidiaries, Five Star Advantage, Inc. (Five Star), was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations of Five Star as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with a reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, Semotus decided to also discontinue the operations of Wares on the Web, Inc. (Wares), another Semotus subsidiary, in August of 2002. The Wares operations were unprofitable. Furthermore, Wares filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002. The Final Decree in the Wares bankruptcy case was filed by the U.S. Bankruptcy Court on March 24, 2003 and the bankruptcy case was closed at that time.

Application Design Associates, Inc. (ADA), largely comprising our logistic systems segment, was sold on May 6, 2003 as part of the original investment and option agreement with Global Beverage Group (GBG). In January 2002, GBG became a 49% shareholder in ADA, and GBG has now exercised its option to purchase the remaining 51% of ADA from Semotus. (See "Significant Events").

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of Five Star, Wares and ADA have been recorded as discontinued operations in the year-end period ended March 31, 2003. For comparison purposes, the operations have also been classified as discontinued for the fiscal years ended March 31, 2001 and 2002. Five Star was part of the Enterprise and Commerce Sales segment. The disposal of its assets and liabilities is now under the control of the U.S. Bankruptcy Court. Wares was also a part of the Enterprise and Commerce Sales segment. The disposal of its assets and liabilities was also under the control of the U.S. Bankruptcy Court, which closed the bankruptcy case on March 24, 2003. A net loss from discontinued operations for Five Star and Wares of $122,021 was recorded at March 31, 2003. Further, a net gain on disposition of $128,582 was recorded at March 31, 2003 for the final disposal of the assets and liabilities of both Five Star and Wares. ADA's operations have also been recorded as discontinued in the year ended March 31, 2003. ADA made up the logistic systems segment. A loss from discontinued operations of $$677,069 was recorded for ADA as of March 31, 2003, mostly comprised of an impairment to goodwill of $635,724. Management performed the impairment tests as described in Note 6, "Impairment of Long Lived Assets and Goodwill" and as defined in SFAS 144 and SFAS 142 to determine the impairment expense.

CENTRALIZATION AND CONSOLIDATION PLAN

During fiscal year 2003, we determined that the economy would continue in a weak recovery and that the market for technology products would stay anemic. Accordingly, the Company has continued to centralize and consolidate its organization and its operations.

The headcount has been reduced 50% from March 31, 2002 and as a result, engineering, sales and marketing and administrative costs have been further reduced and centralized. The overall Semotus organization has eliminated redundant positions and functions while improving the sales effort through utilizing existing customer relationships to shorten the sales cycle.

Semotus has organized its operations around two core lines of business, while maintaining but de-emphasizing its other operations: i) financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro products and services and ii) workforce automation with the HipLinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

As for our other segments, professional services and the enterprise and commerce segment, most of the operations have been discontinued (Five Star, Wares On The Web and ADA), while others have been further consolidated and reduced through the elimination of unprofitable contracts and services. In professional services, Simkin's Kinetidex 2.0 product was sold to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Simkin maintains small amounts of business through continuing software training and some replacement software sales.

M-commerce initiatives have been significantly reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce business with the closures of Five Star and Wares, and the reduction of other unprofitable products and services in that segment. At WizShop, the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, 2002, Five Star's operations were closed as the market for e-fulfillment is currently unprofitable. In August of 2002, Wares' operations were closed. So, while Semotus maintains a reduced m-commerce and e-commerce presence, it has de-emphasized the e-fulfillment portion of that business. (See "Significant Events".)

SIGNIFICANT EVENTS

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus reduced its e-commerce operations, closed the Five Star business as of the end of June 2002 and closed the Wares' business in August 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Additionally, the remaining 51% of ADA that Semotus owned during the fiscal year was purchased by GBG on May 6, 2003. Accordingly, Semotus has redirected its human and capital resources towards more profitable products and services.

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

THE SEMOTUS STRATEGY

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

TARGET MARKETS

Enterprises are adopting mobile and wireless software solutions in order to increase their employees' productivity and customer satisfaction. Semotus' technology can service any enterprise in any market segment; however, the Company has chosen to focus in two areas that the Company believes project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. Those two lines of business are: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and ii)enterprise wireless messaging and communications with the HipLinkXS family of software and services.

WIRELESS FINANCIAL SERVICES: Mobile and wireless software services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. Wireless data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them a competitive advantage. It is for this reason that Semotus developed Global Market Pro with J.P. Morgan Chase in 1999. Global Market Pro is an advanced wireless application designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets. Equity Market Pro was developed from the GMP platform and is designed for equity traders and salesmen who have a real-time need for equity market information. A new product, Futures Market Pro, was also developed from the GMP platform and is designed for futures traders and other people who have a real-time need for futures market information. Equity Market Pro and Futures Market Pro services are marketed to major financial institutions, similar to Global Market Pro. These applications provide the flexibility for a user to request additional information or change requirements and set-up at any time from the Internet or the user's wireless device.

ENTERPRISE WIRELESS MESSAGING AND COMMUNICATIONS: HipLinkXS has evolved from an enterprise text messaging application into a complete mobile communications solution. HipLinkXS consists of a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation, or a database management application. Semotus addresses the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communications, order status, access to corporate databases and customer billing. By having remote access to technical information, inventory status and corporate databases, the field service worker's productivity increases. Therefore mobile and wireless software solutions are becoming a critical component of many enterprises today.

SERVICES AND PRODUCTS

During this fiscal year, Semotus determined to centralize and consolidate its operations into the enterprise application software business. In fiscal year 2003, Semotus offered its services and products through its two major lines of business within the enterprise application software market: (i) wireless financial services and software, and (ii) wireless messaging and communications software. (See "Centralization and Consolidation Plan").

ENTERPRISE APPLICATION SOFTWARE

Enterprise application software connects employees to critical business systems, information, and processes. It helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles through the immediate access to mission critical information in a mobile environment. The Company creates mobile and wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Semotus provides two different wireless solutions: (i) ASP-based, where Semotus hosts and manages the information on its servers and (ii) premise based where Semotus installs and engineers the software and information on the customers' servers.

GLOBAL MARKET PRO(TM)

Global Market Pro, is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. Semotus developed Global Market Pro in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. The application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, Global Market Pro is capable of advanced customization based on the unique preferences of each individual.

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

EQUITY MARKET PRO(TM)

Equity Market Pro is an enterprise application built for the institutional equity trader using the Global Market Pro financial platform; Semotus developed EMPro with the same customization capability and is deploying EMPro using its new over-the-air-programming technology (OTAP). Equity Market Pro is designed for the secure delivery of real-time financial information and news. EMPro features Dow Jones News Service(SM) as its premier news source. Market data for EMPro is sourced from Reuters and GovPX.

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

FUTURES MARKET PRO(TM)

Futures Market Pro is a dynamic wireless financial application that gives financial professionals instant access to real-time futures and equities data. FMPro, like Equity Market Pro and Global Market Pro, can be customized to individual information needs. FMPro monitors the market for events on any contract or stock, create and track custom watch lists. Alerts can be set on futures, securities or indices so that a user is notified when the market moves. Other features include snap quotes, time and sales info, watch lists, charts, news from Dow Jones and Comtex, built in portfolios, customized alerts, corporate profiles, symbol lookup and an OTAP application loader.

HIPLINKXS(TM) FAMILY

As part of its expanding enterprise application technology and product offerings, Semotus launched a newly upgraded Hiplink product called HipLinkXS in July of 2001. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation, or a database management application. Some examples of applications that HipLinkXS can easily integrate with, working as the critical event notification component, include: NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

HipLinkXS products also have sophisticated voice and two-way messaging capabilities that can turn a wireless device literally into a remote control, allowing the user access to the designated computer network anytime, anywhere. Users can send messages and request a response back from the receiver, with the ability to trigger server processes based on the response from the two-way device. HipLinkXS supports virtually any wireless device for secure, reliable, two-way communications via a single integration point, providing turnkey access to wireless carriers around the world.

The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. The software functions in the mission critical environment of enterprise messaging including wireless applications for network management messaging and monitoring, field work force communications, help desk operations and Internet messaging and monitoring.

Currently, the HipLinkXS Family of products includes: HipLinkXS Desktop Messaging; HipLinkXS Application Messaging; RemLinkXS; IQLinkXS; OpenLinkXS; QuickLinkXS.

LEGACY FINANCIAL CONSUMER PRODUCTS

Semotus continues to offer a suite of wireless financial consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Semotus' current line of financial consumer products is mostly comprised of QuoteXpress(R), CompanyNewsX and CommodityXpress(TM).

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

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus reduced its e-commerce operations by closing the Five Star business as of the end of June 2002 and the Wares' business in August 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services within the enterprise application software business.

PROFESSIONAL AND RELATED SERVICES

Semotus' professional service line of business provides customers with online and wireless information and operations consulting, software engineering, and training. This line of business provides the software tools and management to install and efficiently run online and wireless operations. Semotus sold Simkin's Kinetidex 2.0 product to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Simkin maintains modest amounts of business through continuing software training and some replacement software sales. Additionally, the Wares' business was closed in August 2002.

Profitable services and applications are being continued through the two core lines of business within the enterprise application software segment, consisting of financial services and workforce automation.

LOGISTIC SYSTEMS

Through Semotus' ADA subsidiary, the Company created proprietary software and integrated it with other hardware and software products to produce a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions. As part of the system integration function, ADA resells HipLink software and services among other mobile products. ADA's largest customers are in the soft drink beverage industry.

In May of 2003, GBG, a 49% shareholder in ADA, purchased the remaining 51% of ADA. Therefore, these operations were discontinued. (See "Discontinuation of Operations"). Profitable services and applications are being continued through the two core lines of business within the enterprise application software market, consisting of financial services and workforce automation.

STRATEGIC RELATIONSHIPS

Semotus maintains strategic relationships with wireless and technology companies in order to further develop its services and product offerings. Maintaining market-leading technology is a difficult task; however, Semotus believes that it continues to produce new software and engineered products that are leading the mobile and wireless market. The key relationships for Semotus are with carriers, device manufacturers and content providers.

CUSTOMERS

Semotus has a very diversified customer list. Although Semotus has many customers utilizing its mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. In the fiscal year ended March 31, 2003, there were two customers accounting for over 5% of the Company's revenues. One customer in the wireless services segment accounted for 17% of revenues, and a second customer in the wireless services segment accounted for 6% of revenues. None of these customers account for any significant accounts receivable at March 31, 2003.

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

The competitive factors important to Semotus are its technology, its engineering expertise, its customer support and its customer relationships. Business segment and industry competitive factors include, but are not limited to, technology, engineering capability, customer support, breadth and depth of strategic relationships, financial condition, and marketing initiatives. The Company leverages the quality of its engineering team and its customer service team, the depth and breadth of its customer relationships, and its ability to respond quickly to change in order to be competitive and successful.

RESEARCH AND DEVELOPMENT

Semotus maintains its research and development operations in Vancouver, B.C. As of March 31, 2003, Semotus employed 9 personnel in research and development and engineering. The Company finds it advantageous to have its research and development activities in Vancouver due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $719,965, $1,010,720 and $1,187,348 respectively, in the years ended March 31, 2003, 2002 and 2001.

INTELLECTUAL PROPERTY

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices.

"Semotus", "QuoteXpress", "MailXpress", "Net2Wireless" and "Simkin" are registered trademarks of ours. In addition, we have applied for federal registration of other marks. However, we may not be successful in obtaining the service marks and trademarks for which we have applied.

The Company has a total of nine issued patents as of March 31 2003, as follows:
Interactive Two-Way Pager System #5,838,252 and Divisional Case #6,049,291; Pager Enhanced Keyboard and system #5,964,833 and Divisional Case #6,085,232; System and Method for a Real-Time Data Stream Analyzer and Alert System #5,872,921; Virtual Transcription System #5,875,436; Mail Alert System #6,035,104; Alphanumeric Paging Message System Operating on the Internet #6,040,784 and Divisional Case #6,515,576. Semotus also has 6 patents pending. We anticipate on-going patent application activity in the future. However, patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

Despite our efforts to protect our rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

Companies in the software and application services and wireless industries have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others' proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of others' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

EMPLOYEES

At March 31, 2003, without ADA, we had 22 full-time employees and 3 part-time employees, approximately 10 of who were engaged in sales and marketing, 6 in finance and administration, and 9 in engineering. No employees of the Company are covered by a collective bargaining agreement. At March 31, 2003, ADA had 8 employees.

                                  RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISKS PARTICULAR TO SEMOTUS

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.

We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $62,861,789.

We have not achieved profitability and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We have (and may in the future) incurred losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private companies that we acquired. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable. If we do achieve profitability, we may not be able to sustain it.

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

Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target markets of financial services and field and automation services. Economic activity continues to be slow in these markets, our sales cycle are still lengthened significantly as existing and potential customers continue to reduce their spending commitments, deferring wireless projects and reducing their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. If general economic conditions continue to be adverse, if the economies in which our target customers are located continue to suffer from a recession, if demand for our solutions does not expand, or if war or terrorism impacts the U.S., Canada or our other target markets, our ability to increase our customer base may be limited, and our revenue may decrease further.

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

At March 31, 2003, we recorded a net gain from the disposition of Five Star and Wares of $128,582.

WE MAY NOT BE ABLE TO RECOVER ANY OF THE VALUE OF GOODWILL RECORDED ON SOME OF OUR ACQUISITIONS AND INVESTMENTS.

During 2002 and 2001, we recorded approximately $9,695,199 in goodwill and other intangibles related to our acquisitions. Consideration for our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices. All of these companies were privately held and their fair values are highly subjective and not readily determinable. Our policy is to review the value of all our acquisitions for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. During the year ended March 31, 2003, stock prices and market valuations in our industry and in our vertical markets have fallen substantially in response to a variety of factors, including a general downturn in the economy, terrorism, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those companies in which we have invested and of other companies similar to those we acquired have declined substantially. For the year ended March 31, 2003, we did not record any impairment charges from continuing operations. However, for the fiscal year ended March 31, 2002 we recorded $3,617,283 in goodwill impairment charges and $3,420,000 in other intellectual property impairments charges. If similar adverse market conditions develop in the future, we may be required to take additional impairment charges. Further, in accordance with SFAS 144, Semotus has presented the operations of FiveStar, Wares and ADA as discontinued operations. In the net loss from discontinued operations for 2002 and 2003, impairment charges were taken against the goodwill of both Wares (fiscal year 2002) and ADA (fiscal year2003). As discussed in Note 6, "Impairment of Long Lived Assets and Goodwill," Semotus performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724.

OUR FUTURE EARNINGS COULD CONTINUE TO BE NEGATIVELY IMPACTED BY SIGNIFICANT CHARGES RESULTING FROM THE IMPAIRMENT IN THE VALUE OF ACQUIRED ASSETS

For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At March 31, 2002, we recorded an impairment charge of $3,420,000 related to intellectual property assets, and $3,617,283 related to goodwill. Further, in accordance with SFAS 144, Semotus has presented the operations of Five Star, Wares and ADA as discontinued operations. In the net loss from discontinued operations for 2002 and 2003, impairment charges were taken against the goodwill of both Wares (fiscal year
2002) and ADA (fiscal year2003). As discussed in Note 6, "Impairment of Long Lived Assets and Goodwill," Semotus performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724.

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangible assets. We adopted these changes effective April 1, 2002. Under this approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value.

We will continue to regularly evaluate the recorded amount of our long-lived assets including acquired contracts and core technology and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. Goodwill will be evaluated at least annually. We are unable to predict the amount, if any, of potential future impairments.

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

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

To help ensure that we would have sufficient capital to take advantage of our core business opportunities we have taken significant actions since the first quarter of this fiscal yea to reduce our operating expenses. Most of our current operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable and these expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. If the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

We expect that the cash we receive through our operations and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

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

CONSOLIDATION IN OUR INDUSTRY COULD LEAD TO INCREASED COMPETITION AND LOSS OF CUSTOMERS.

The Internet and wireless industries have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

o our customers could acquire or be acquired by one of our competitors and terminate their relationship with us;

o our customers could merge with other customers, which could reduce the size of our customer base;

o current and potential competitors could improve their competitive positions through strategic acquisitions; and

o companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us.

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

RISKS RELATED TO OUR STOCK PRICE

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The trading price of our common stock has historically been highly volatile. Since we began trading on the American Stock Exchange, our stock price has ranged from $0.10 to $42.00 (as adjusted for stock splits). We expect that the market price of our common stock will continue to fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

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

In addition, the market for internet, wireless and technology companies in particular have experienced extreme price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

WE DO NOT PLAN TO PAY ANY DIVIDENDS.

Our shares should not be purchased by investors who need income from their holdings. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment for people who need income from their holdings.

FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL.

The volume of trading in our common shares on the American Stock Exchange has not been substantial. As a result, even small dispositions of our common shares in the public market could cause the market price of the common shares to fall. The perception among investors that these sales will occur could also produce this effect.

We have granted options to purchase our common shares in accordance with our 1996 Stock Option Plan. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares. In 2001 we registered approximately 1,500,000 shares of common stock subject to resale by certain of our security holders, and we have contractual obligations that will potentially require us to register an additional 1,000,000 shares. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Los Gatos, California. The accounting and legal, as well as a portion of our marketing, sales, and customer support departments are housed at this location. The headquarters facility is approximately 2,000 square feet, which is under a lease that expires on September 20, 2004, with an option to terminate one year earlier without penalty.

Some of Semotus' subsidiaries have facilities in various locations around the country. Semotus Systems Corp., which houses the Company's engineering and Research and Development group, is located in Vancouver, British Columbia, where it occupies a facility of approximately 2,437 square feet. This lease expires on June 30, 2007. Application Design Associates has offices located in Englewood, Colorado, of approximately 3,191 square feet under a three-year lease effective February 1, 2003. As of May 6, 2003, this lease is no longer an obligation of Semotus because of the sale of ADA (See Note 26, "Strategic Investment in ADA".) Five Star's lease was cancelled without penalty on June 30, 2002, at the time of the closing of the Five Star operations.

We believe that the existing facilities will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3. LEGAL PROCEEDINGS.

Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleges eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arises out of Earthlink's breach of the written agreement with Wizshop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop is entitled to under the agreement. We are seeking monetary damages for the above matter. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to WizShop a total sum of $210,000.

Semotus and WizShop were dismissed with prejudice on March 7, 2003 from a class action lawsuit brought by the California Teachers' Retirement System in November of 2002.

We are also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. Our common stock first began trading on the OTC Bulletin Board on May 9, 1997. On December 29, 1999, trading in our common stock moved to the American Stock Exchange ("AMEX"), under the symbol "DLK". On August 14, 2000 trading in our common stock moved to the Nasdaq National Market ("Nasdaq"), under the symbol "XLNK". On December 18, 2000, trading in our common stock moved back to the AMEX under the symbol "DLK".

A 2 for 1 forward stock split became effective on April 27, 2000. Share prices have been adjusted to reflect this split.

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

      ------------------------------------------- -------------- --------------
                                                       HIGH           LOW
      ------------------------------------------- -------------- --------------
      FISCAL YEAR ENDED MARCH 31, 2002
      ------------------------------------------- -------------- --------------
         Quarter ended June 30, 2001                   $   3.15       $   1.46
      ------------------------------------------- -------------- --------------
         Quarter ended September 30, 2001              $   1.75       $   0.66
      ------------------------------------------- -------------- --------------
         Quarter ended December 31, 2001               $   1.05       $   0.53
      ------------------------------------------- -------------- --------------
         Quarter ended March 31, 2002                  $   0.94       $   0.60
      ------------------------------------------- -------------- --------------
      FISCAL YEAR ENDED MARCH 31, 2003
      ------------------------------------------- -------------- --------------
         Quarter ended June 30, 2002                   $   0.70       $   0.25
      ------------------------------------------- -------------- --------------

      ------------------------------------------- -------------- --------------
         Quarter ended September 30, 2002              $   0.39       $   0.14
      ------------------------------------------- -------------- --------------
         Quarter ended December 31, 2002               $   0.27       $   0.10
      ------------------------------------------- -------------- --------------
         Quarter ended March 31, 2003                  $   0.20       $   0.11
      ------------------------------------------- -------------- --------------


(b) HOLDERS. As of March 31, 2003 we had approximately 450 shareholders of record. We believe that in excess of 15,000 beneficial owners hold shares of the Company's common stock in depository or nominee form.

(c) DIVIDENDS. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The information required by this Item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in September 2003 under the caption "Executive Compensation - Summary Information Concerning Stock Option Plans," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporation by reference.

RECENT SALES OF UNREGISTERED SECURITIES. During the Quarter ended March 31, 2003 the Company issued securities which were not registered under the Securities Act of 1933, as amended as follows: On January 24, 2003, the Company issued a total of 1,153,846 shares of its common stock to Brown Simpson Partners, I Ltd. due from Brown Simpson's exercise of 1,153,846 warrants at $0.01 per share for a total of $11,538.46. With respect to these transactions, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended March 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements.

                                                                                YEAR ENDED MARCH 31,
                                                  --------------------------------------------------------------------------------
                                                      2003             2002             2001             2000*            1999*
                                                  ------------     ------------     ------------     ------------     ------------
                                                                                                        (UNAUDITED)    (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
     Wireless services                            $  1,293,801     $  1,305,347     $  1,731,948     $  1,459,920     $  2,128,438
     Enterprise and commerce sales                   1,005,060        1,114,481             --               --               --
     Professional and related services                  45,390          111,590          178,246             --               --
                                                  ------------     ------------     ------------     ------------     ------------
     Total revenue                                   2,344,251        2,531,418        1,910,194        1,459,920        2,128,438

Cost of Sales:
    Wireless services                                  347,312          511,837          985,305          805,099          822,636
    Enterprise and commerce sales                      576,959          654,885             --               --               --
    Professional and related services                    4,972           28,556           49,298             --               --
                                                  ------------     ------------     ------------     ------------     ------------
    Total cost of sales                                929,243        1,195,278        1,034,603          805,099          822,636

Gross Profit                                         1,415,008        1,336,140          875,591          654,821        1,305,802

Operating expenses from continuing operations:
     Research and development                          719,965        1,010,720        1,187,348          600,957          798,549
     Sales and marketing                             1,027,366        1,849,582        4,098,228        1,608,056        2,937,140
     General and administrative                      2,238,825        3,203,131        4,218,224        3,428,314        2,816,655
     Impairment of goodwill                               --          3,617,283             --               --               --
     Impairment of intangible assets                      --          3,420,000             --               --               --

     Depreciation and amortization                   1,313,596        3,080,063        1,786,514             --            205,305
     Stock, option and warrant expense                  52,455          496,181          601,932             --               --

Operating loss from continuing operations           (3,937,199)     (15,340,820)     (11,016,655)      (4,982,507)      (5,451,847)

     Net loss from continuing operations            (2,761,842)     (14,781,925)      (9,913,215)      (4,246,949)      (4,430,164)
     Net loss from discontinued operations            (799,090)      (3,662,553)      (1,380,166)            --               --
     Gain from disposal of discontinued
   operations                                          128,582             --               --               --               --

Net loss                                          $ (3,432,350)    $(18,444,478)    $(11,293,381)    $ (4,246,949)    $ (4,430,164)

      Net loss per common share from
   continuing operations                          $      (0.15)    $      (0.87)    $      (0.65)    $      (0.59)    $      (1.06)
      Net loss per common share from
   discontinued operations                        $      (0.04)    $      (0.22)    $      (0.09)            --               --
Net loss per common share                         $      (0.19)    $      (1.09)    $      (0.74)    $      (0.59)    $      (1.06)

Weighted average shares                             18,039,262       16,975,660       15,199,895        7,213,715        4,187,374

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including
restricted cash)                                  $  1,976,062     $  4,751,094        7,330,749     $ 15,673,264     $  3,169,443
Working capital                                      1,464,645        2,064,396        7,479,156       15,753,980        1,664,133
Total assets                                         4,648,556       10,337,063       21,769,961       16,597,406        4,057,067
Long-term liabilities                                  336,405          821,475          898,617        1,362,590        1,778,049
Preferred shareholders' equity                            --          5,682,456        5,682,456        9,315,501             --
Common shareholders' equity                          3,309,727          294,481       13,182,551        5,804,468        2,427,999

* Fiscal years 2000 and 1999 selected financial data is presented in this table as originally filed by Semotus with the SEC in the Form 10K. The data are not restated to take into consideration the acquisition of Five Star on December 28, 2000 under the pooling method of accounting, which, because of the discontinuance of the operations of Five Star, would have appeared only in the net loss or gain from discontinued operations.

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

OVERVIEW

At the end of the fiscal year 2002 and continuing through fiscal year 2003, Semotus determined that the economy would continue in a weak recovery and that the market for technology products would stay anemic. Accordingly, the Company has continued to centralize and consolidate its organization and its operations. The headcount has been reduced 50% since March 31, 2002 and as a result, engineering, sales and marketing and administrative costs have been reduced and centralized. The overall Semotus organization has eliminated redundant positions and functions while improving the sales effort through utilizing existing customer relationships to shorten the sales cycle.

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

Logistic systems, comprised largely of ADA's products and services, has been sold as of May 6, 2003 and is presented in discontinued operations. This is due to Global Beverage Group (GBG), a Canadian-based direct store delivery consortium and a 49% shareholder in ADA, exercising its option to purchase the remaining 51% of ADA from Semotus. In January 2002, GBG completed a strategic investment in ADA and became a 49% shareholder in ADA (see "Significant Events" and see Note 26 to the Financial Statements, "Strategic Investment in ADA"). ADA develops and licenses proprietary software that gives enterprises a total solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing while interfacing with existing corporate business functions and ERP solutions.

Certain professional services have been de-emphasized. In this fiscal year, Simkin's Kinetidex 2.0 product was sold to the joint developer and exclusive distributor of the product, Micromedex, Inc. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Other unprofitable professional service contracts at Wares On the Web have been eliminated and Wares was closed in August 2002.

M-commerce initiatives have been reduced. The e-commerce economy has contracted and m-commerce is not expected to make a significant contribution in the market in the near future. Consequently, Semotus has reduced its e-commerce and m-commerce presence with the closure of the Wares' and Five Star businesses, and elimination of unprofitable products and services in that segment. At WizShop, the operations have been largely consolidated into Semotus' other divisions and subsidiaries. At the end of June, FiveStar's operations were closed as the market for e-fulfillment is currently unprofitable, and in August, Wares' operations were closed. (See "Significant Events".)

FACTORS AFFECTING COMPARABILITY

Semotus has transitioned its business from consumer driven wireless products and services to enterprise-based application software products and services with emphasis in the mobile and wireless software markets. This transition has mostly taken place since March 2000. As part of the transition, Semotus acquired six companies. Subsequently, as the technology economy has declined since January 2001, Semotus has centralized and consolidated its operations and has closed Five Star and Wares, sold ADA, and consolidated Simkin and WizShop.

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

ACQUISITIONS

As part of the Company's previous growth strategy, Semotus acquired six companies: Cross, Simkin, Wares, Five Star, WizShop and ADA. For specific information concerning the acquired companies see Note 4 to the Financial Statements, "Acquisitions". Each provided revenues and a significant customer base to allow the Company to add to its technology, expand its product offerings and penetrate targeted vertical markets. However, due to the continued economic recession and limited capital spending, the Company began and is currently continuing with its Centralization and Consolidation Plan. As part of that effort, Semotus decided to reduce its e-commerce operations, to close the FiveStar business as of the end of June 2002 and to close the Wares' business as of August 2002. Both Simkin's and WizShop's operations have been consolidated, and as of May 6, 2003, ADA has been sold.

CENTRALIZATION AND CONSOLIDATION PLAN

In May 2002, the Board of Directors of Semotus determined that the Company needed to focus its operations on its core enterprise software products. (See "Centralization and Consolidation Plan"). Given the continued economic recession and limited capital spending, as well as the reduced access to capital, the Company must economically utilize its limited resources towards those products with the best margins and cash flow generation. As part of that effort, Semotus has decided to reduce its e-commerce operations and to close the FiveStar business as of the end of June 2002 and to close the Wares' business as of August 2002. While maintaining a reduced m-commerce and e-commerce presence, Semotus has de-emphasized the e-fulfillment portion of that business as the e-fulfillment markets have declined dramatically over the past year and are not expected to recover significantly in the near future. Additionally, the remaining 51% of ADA was purchased by GBG on May 6, 2003. Accordingly, Semotus is redirecting its human and capital resources towards more profitable products and services.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Semotus' management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin, Wares and WizShop. Also, an impairment may have arisen with the recorded asset value of the Company's Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. Semotus had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 7, "Sale of Technology and Net Impairment of Goodwill". For Wares and WizShop, Semotus analyzed the current carrying value of the goodwill related to both acquisitions.

The result of this analysis has necessitated charges to income of certain intangible assets which include goodwill, GMP intellectual property and acquired software. Those charges total approximately $7 million for the fiscal year ended March 31, 2002. See Notes 6 and 7 to the Financial Statements, "Impairment of Long-Lived Assets and Goodwill" and "Sale of Technology and Net Impairment of Goodwill" respectively. No further impairment charges in continuing operations have been taken in fiscal year ended March 31, 2003, although a net loss from discontinued operations of $799,090 was taken for the operations of Five Star, Wares and ADA, mostly comprised of an impairment to goodwill of $635,724 at ADA. Management has determined that the remaining goodwill of $1,430,141 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of the Company's wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow.

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

VALUATION OF LONG-LIVED ASSETS

Semotus' management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 144 and SFAS 142. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

In accordance with SFAS No. 144 and SFAS 142, the Company performs an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows are less than the carrying value of the net assets, management determines a range of fair values using a combination of valuation methodologies. The methodologies include:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

- Changes in market value since the date of acquisition relative to the following:

- The Company's stock price;

- Comparable companies;

- Contribution to the Company's market valuation and overall business prospects.

Long-term assets, such as intellectual property rights and goodwill are amortized on a straight-line basis over the economic life of the assets. The expected useful life of those assets is currently five years. The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus no longer amortizes intangible assets with an indefinite useful life and will begin assessing potential future impairments of such intangible assets, but performs impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets in relation to the carrying value of the assets.

In prior years, Semotus had capitalized the fair value of contracts acquired in business combinations as required by APB 16 "Business Combinations". Fair value was determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost was amortized into cost of revenue as revenues were recognized.

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

All financial results for the fiscal years ended March 31, 2003, 2002 and 2001 have been restated for the discontinued operations of Five Star, Wares and ADA.

REVENUES

Revenues for the years ended March 31, 2003, 2002 and 2001 were $2,344,251, $2,531,418 and $1,910,194, respectively.

The 7% decrease in overall revenues for the fiscal year ended March 31, 2003 versus 2002 was due to the continuation of the technology recession as the enterprise and commerce sales and the professional services segments had declines with fewer new customers and contracts. Wireless Services generally maintained its level of revenues.

The overall increase in revenues at March 31, 2002 from March 31, 2001 is due to the revenues associated with a significant contract at the WizShop subsidiary in the enterprise and commerce segment, which was started in April 2002. Further, there was some small growth in the professional services business. This was offset somewhat by the decline in sales in the wireless segment as corporations reduced their capital spending at the onset of the recession.

WIRELESS SERVICES

The revenues in this segment were essentially the same in the years ended March 31, 2003 versus 2002. While there has been some variability in the number of customers, the overall revenue level has not changed as corporate capital spending has stabilized although it is at a modest level of spending.

The 25% decline in revenues from March 31, 2001 to 2002 is the result of two opposite trends that have continued from the year ended March 31, 2000. First, there was an approximate 14% increase in revenues in the enterprise application software business from the sales of HiplinkXS and GMP and EMP financial products. This has been more than offset by the 66% decline in the Company's financial consumer software products. The Company has emphasized its enterprise products, which continue to sell well in the economic recession.

ENTERPRISE AND COMMERCE SALES

The 10% decline in revenues from March 31, 2002 to March 31, 2003 is due to the smaller amortization into revenue of the WizShop customer loyalty contract. The contract is completely amortized as of March 31, 2003.

The increase in revenues from March 31, 2001 to March 31, 2002 is due to the revenues associated with the WizShop customer loyalty contract, which began in April 2002.

PROFESSIONAL AND RELATED SERVICES

The 59% decrease in revenues from March 31, 2002 to March 31, 2003 is due to the decline in new professional services contracts, mainly from the Simkin subsidiary. Wireless medical software products have been slow to penetrate the market and therefore have been eliminated by Semotus. Other unprofitable professional service contracts have also been eliminated.

The 37% decrease in revenues from March 31, 2001 to 2002 is largely the result of the decline in new professional services contracts, mainly from the Simkin subsidiary.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased by 7% in March 31, 2003 to 60%, due largely to the higher margin wireless services segment which is a larger component of the overall revenue mix and from the improved margins with the Centralization and Consolidation Plan implementation.

The overall gross profit margin increased by 7% to 53% in the fiscal year ended March 31, 2002. The wireless services business gross profit margin improved to 60% as more of the enterprise application software was sold versus the consumer financial software, which has a lower margin. Further , the addition of the WizShop contract, in the enterprise and commerce segment, with a higher margin added to the increase in the overall company gross profit margin.

WIRELESS SERVICES

The 73% gross profit margin for the wireless segment for the fiscal year ended March 31, 2003 is the result of Semotus is selling more of the enterprise application software, which carries higher gross margins than the consumer financial software. Further, through the Centralization and Consolidation Plan, Semotus has become more efficient in all of its business which has improved gross and operating margins.

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

ENTERPRISE AND COMMERCE SALES

The gross profit margin in this segment increased to 43% in the fiscal year ended March 31, 2003 as the initial costs associated with the WizShop contract were absorbed in fiscal year 2002; the contract began in April 2001.

The gross profit margin in this segment was 41% in the fiscal year ended March 31, 2002.

PROFESSIONAL AND RELATED SERVICES

The gross profit margin increased to 89% in the fiscal year ended March 31, 2003 due to the elimination of unprofitable contracts and services. As the professional services business has declined, the remaining contracts have the highest margins.

The gross profit margin slightly increased by 2% to 74% in the fiscal year ended March 31, 2002, which is largely due to the mix of contracts serviced in the year. Many of the unprofitable contracts with lower margins in this segment were eliminated through the Centralization and Consolidation Plan.

OPERATING EXPENSES

Operating expenses decreased in the fiscal year ended March 31, 2003, due to the continued reduction in overall expenses through the Centralization and Consolidation Plan. Further, there were not any impairment charges taken in the fiscal year ended March 31, 2003.

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

The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. For the fiscal year ended March 31, 2002, there are two categories of impairment charges: goodwill and intangible assets. For the fiscal year ended March 31, 2003, there were not any impairment charges from continuing operations. The table below summarizes the changes in these categories of operating expenses:


                                                         YEAR ENDED MARCH 31,
                                         ----------------------------------------------------
DESCRIPTION                                  2003                 2002                2001
-----------                                  ----                 ----                ----
Research and development                 $    719,965        $  1,010,720        $  1,187,348
Sales and marketing                         1,027,366           1,849,582           4,098,228
General and administrative                  2,238,825           3,203,131           4,218,224
Impairment of goodwill                             --           3,617,283                  --
Impairment of intangible assets                    --           3,420,000                  --
Depreciation and amortization               1,313,596           3,080,063           1,786,514
Stock, option and warrant expense              52,455             496,181             601,932
Totals                                   $  5,352,207        $ 16,676,960        $ 11,892,246

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are due principally for the development of updates to existing products and new products, such as Futures Market Pro, Equity Market Pro, Global Market Pro, and the new release of the Company's enterprise application products, HiplinkXS, OpenLink, IQLink, RemLink. Much of the development work for these products has been completed and currently, research and development expenses have been reduced as part of the Centralization and Consolidation Plan.

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

These costs declined during the fiscal year ended March 31, 2002 and March 31, 2003 as personnel and offices were reduced and operating functions were consolidated. This trend should continue as Semotus continues to implement its Centralization and Consolidation Plan.

In the prior year, Semotus' management performed an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," and in accordance with SFAS 142, goodwill and other intangible assets. Based on quantitative and qualitative measures, the Company assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present. As a result of Semotus' review, management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $3,617,283 was taken comprised of an impairment charge to Simkin's goodwill of $909,272 and $2,708,011 for WizShop's goodwill in fiscal year 2002. Furthermore, Semotus took an impairment charge of $3,420,000 for GMP in the quarter ended March 31, 2002. See Notes 6 and 7, "Impairment of Long-Lived Assets and Goodwill" and "Sale of Technology and Net Impairment of Goodwill" respectively, to the Financial Statements in this 10K. There were no impairment charges from continuing operations in the fiscal year ended March 31, 2003, although an impairment charge of $635,724 was taken in the discontinued operations of ADA. Management has determined that the remaining goodwill of $1,430,141 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of the Company's wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow.

In accordance with SFAS 144, Semotus has presented the operations of FiveStar, Wares and ADA as discontinued operations. In the net loss from discontinued operations for 2002 and 2003, impairment charges were taken against the goodwill of both Wares (fiscal year 2002) and ADA (fiscal year2003). As discussed in Note 6, "Impairment of Long-Lived Assets and Goodwill," Semotus performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The increase in this expense from March 31, 2001 to 2002 is primarily the result of the amortization of goodwill from the Company's acquisitions and the amortization associated with the warrants awarded to Chase in connection with Global Market Pro (GMP). The decline in this expense through fiscal 2003 is as a result of the impairment charges in fiscal 2002 which reduced the asset balances to be amortized and from the decline in capital spending at Semotus.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The decline in non-cash charges for compensation is due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the fiscal years ended March 31, 2003 and 2002.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. While no compensation expense was required to be recognized in FY 2003, FY2002 or FY 2001, expense will be recognized in the future if the stock price increases above the exercise price of the options.

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

                                                             YEAR ENDED MARCH 31,
                                              ------------------------------------------------
DESCRIPTION                                        2003              2002              2001
-----------                                        ----              ----              ----
Net interest income                           $     52,301      $    269,210      $    671,915
Owners fee sales of technology                  (1,176,750)       (1,569,000)       (1,569,000)
Interest on note from sales of technology        1,176,750         1,569,000         1,569,000
Amortization of technology advances                206,723           306,908           371,052
Gain from cancellation of sales of                 628,927              --                --
technology contracts
Miscellaneous income (expenses)                    287,406           (17,223)           60,473
                                              ------------      ------------      ------------
                                              $  1,175,357      $    558,895      $  1,103,440
                                              ============      ============      ============

Non-operating income, net of expenses, increased in the fiscal year ended March 31, 2003 versus 2002, due to the cancellation of the technology sales contracts, of which the remaining deferred balances were recognized as income. This was offset somewhat due to less cash available for investment during the year resulting from the operating losses and the amortization of technology advances. decreased somewhat due to the application of the effective interest method of amortization on the balances.

Non-operating income, net of expenses, decreased in the year ended March 31, 2002 from the year ended March 31, 2001, due primarily to a decline in interest income resulting from less cash during the year that was available for investment. The two major sources of cash in fiscal year 2001 were the private placement of Series B Convertible Preferred Stock completed in February 2000 and the exercise of common stock warrants. Amortization of technology advances decreased somewhat, due to the application of the effective interest method of amortization on the balances.

COMPREHENSIVE LOSS

The decrease in the comprehensive loss for the fiscal year ended March 31, 2003 to $3,383,296 or $(0.19) per share was due to an improvement in the overall operating efficiency of the Company as the consolidation and Centralization Plan has been implemented. The gross profit margin improved and the operating costs were reduced. Further, there were no impairment charges in the year ended March 31, 2003. The Company also disposed of the operations of Five Star, Wares and ADA.

The increase in the comprehensive loss for the fiscal year ended March 31, 2002 to $18,484,302 or $(1.09) per share compared to $11,314,517 or $(0.74) per share for the fiscal year ended March 31, 2001 was due principally to a 511% increase in non-cash charges to income from impairments of goodwill and intangible assets and the amortization of intangible assets. These costs were offset somewhat with a 53% increase in gross profit dollars and reductions in sales and marketing expenses and general and administrative expenses.

SEGMENT RESULTS

Semotus' business has evolved into three segments: wireless services, enterprise and commerce sales, and professional and related services. See "Business Description - Services and Products" for further information about each of the segments. As Semotus continues to centralize and consolidate its business, the nature and structure of the business segments may change. The Company intends to consolidate all of its segments beginning in the first quarter of fiscal year 2004.

Specific results of the segments are discussed under "Revenues" and "Cost of Revenues and Gross Margin" in this section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                   Enterprise
                                                                      and          Professional
                                                   Wireless         commerce       and related     Corporate and
                                                   Services          sales           services           other            Total
                                                 ------------     ------------     ------------     ------------     ------------
As of and for the Year Ended March 31, 2003:
Revenue from continuing operations               $  1,293,801     $  1,005,060     $     45,390               --     $  2,344,251
Gross profit from continuing operations          $    946,489     $    428,101     $     40,418               --     $  1,415,008
Operating loss from continuing operations*       $ (1,254,049)    $    308,775     $     21,846     $ (3,013,771)    $ (3,937,199)
Net loss from discontinued operations                      --               --               --     $   (799,090)    $   (799,090)
Depreciation and amortization from continuing    $    251,262     $     60,454     $      1,880     $  1,000,000     $  1,313,596
operations
Capital expenditures                             $     16,949               --               --               --     $     16,949
Total assets from discontinued operations                  --               --               --     $    706,932     $    706,932
Total assets, March 31, 2003                     $  3,027,947     $    482,237     $    265,613     $    872,759     $  4,648,556

As of and for the Year Ended March 31, 2002:
Revenue from continuing operations               $  1,305,347     $  1,114,481     $    111,590               --     $  2,531,418
Gross profit from continuing operations          $    793,510     $    459,595     $     83,035               --     $  1,336,140
Operating loss from continuing operations*       $   (837,442)    $    (75,944)    $   (113,520)    $(14,313,914)    $(15,340,820)
Net loss from discontinued operations            $         --               --               --     $ (3,662,553)    $ (3,662,553)
Depreciation and amortization from continuing
operations                                       $    340,482     $     42,291     $     25,005     $  2,672,285     $  3,080,063
Capital expenditures                             $     24,588               --               --               --     $     24,588
Total assets from discontinued operations                  --               --               --     $  1,600,341     $  1,600,341
Total assets, March 31, 2002                     $  7,133,204     $  1,272,567     $    246,597     $  1,684,695     $ 10,337,063

As of and for the Year Ended March 31, 2001:
Revenue from continuing operations               $  1,731,948               --     $    178,246               --     $  1,910,194
Gross profit from continuing operations          $    746,643               --     $    128,948               --     $    875,591
Operating loss from continuing operations*       $ (3,016,513)              --     $   (265,616)    $ (7,734,526)    $(11,016,655)
Net loss from discontinued operations                      --               --               --     $ (1,380,166)    $ (1,380,166)
Depreciation and amortization from continuing    $    282,832               --     $      9,208     $  1,494,474     $  1,786,514
operations
Capital expenditures                             $    223,231               --               --     $    203,208     $    426,439
Total assets from discontinued operations                  --               --               --     $  2,419,982     $  2,419,982
Total assets, March 31, 2001                     $  8,894,324               --     $  1,461,401     $ 11,414,236     $ 21,769,961

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

LIQUIDITY AND CAPITAL RESOURCES

Although the cash position of Semotus has decreased at March 31, 2003 due to the continued operating losses at the Company, this cash loss has been reduced through the Company's Centralization and Consolidation Plan. Semotus believes the cash loss will continue to be reduced through its Centralization and Consolidation Plan.

The overall decrease in the cash position of Semotus at March 31, 2002 is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 57%.

The sources and uses of cash are summarized as follows:

                                                                              YEAR ENDED MARCH 31,
                                                                              --------------------
                                                                      2003            2002            2001
                                                                      ----            ----            ----
Net cash used in operating activities of continuing operations    $(2,021,665)    $(4,332,467)    $(8,507,433)
Net cash provided by (used in) investing activities                   (15,889)      1,388,983        (558,941)
Net cash provided by (used in) financing activities                  (210,941)       (195,450)      1,279,762
Net cash provided by (used in) discontinued operations                166,749        (134,007)     (1,243,415)
Net increase (decrease) in cash and cash equivalents               (2,081,746)     (3,272,941)     (9,030,027)

Cash used in operating activities at March 31, 2003 consisted principally of a net loss of $3,432,350 offset somewhat by non-cash charges of $1,313,596 for depreciation and amortization, $593,259 for the amortization of a note receivable, and $119,862 for a non-cash legal settlement. Further there was a non-cash charge for the net loss from discontinued operations of $799,090 and a gain on the cancellation of technology contracts of $628,927. Other operating activities that used cash were reductions in accounts payable and accrued liabilities of $190,008 and $130,361, respectively.

Cash used in operating activities at March 31, 2002 consisted principally of a net loss of $18,444,478 offset somewhat by non-cash charges of $7,037,283 of impairment charges, depreciation and amortization of $3,080,063 and stock based compensation of $471,181. Other operating activities that provided cash were a reduction in accounts receivable of $358,073, and an increase in deferred revenue of $162,651 offset by a reduction in accounts payable of $86,816.

Cash used in the investing activities of $15,889 at March 31, 2003 resulted principally from $16,949 of capital expenditures offset somewhat by $1,060 from the sale of assets.

Cash provided from investing activities in 2003 of $1,388,983 at March 31, 2002 resulted principally from $1,063,571 of cash received, net of assets acquired from the two companies acquired in the fiscal year, and $350,000 from the sale of the Kinetidex technology.

Cash flows from financing activities produce a net decrease in cash of $210,941. This resulted from the repurchase of preferred stock for $100,000 and from the $122,479 of repayments of notes payable and capital leases offset slightly by $11,538 in cash received from the exercise of warrants.

Cash flows provided by financing activities at March 31, 2002 produced a net decrease in cash of $195,450 which resulted from $207,118 of repayments on notes payable and capital leases offset slightly by $11,668 in cash received from the exercise of stock options.

As of March 31, 2003, the Company had cash and cash equivalents of $1,976,062 a decrease of $2,081,746 from the prior year. Working capital decreased to $1,464,645 from the fiscal year ended March 31, 2002.

As of March 31, 2002, the Company had cash and cash equivalents of $4,057,808 (exclusive of restricted cash of $693,286), a decrease of $3,272,941 from the prior year. Working capital decreased to $2,064,396 from the fiscal year ended March 31, 2001.

The continued decrease in working capital is from the resources used in the operations of Semotus as explained above, somewhat offset by cash produced by the conversion of warrants and options into common stock. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at March 31, 2003. Primary commitments in FY2004 are repayment of notes payable ($56,224), capital lease obligations ($23,731) and operating lease obligation ($87,697).

At March 31, 2003 and 2002, the Company had a deferred tax asset of approximately $13,862,275 and $11,753,500, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that the Company will realize the benefit of this asset, a 100% valuation allowance has been established.

The following table discloses the Company's contractual commitments for future periods. Long term commitments are comprised solely of operating leases and capital leases (See Notes 12 and 20).

                 YEAR ENDING MARCH 31,
                 ---------------------
                         2004                 $  103,948
                         2005                     64,899
                         2006                     25,350
                         2007                     24,426
                         2008                      6,210
                                              ----------
                                              $  224,833
                                              ==========

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt. The Statement amended SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 differentiates between normal recurring operations of a company and transactions that are unusual or infrequent in nature. SFAS No. 145 also amended Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS 146 on January 1, 2003 had no impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the

Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. The Company is currently reviewing how this might affect revenue recognition for arrangements the Company could enter into that have multiple deliverables.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2003, we had cash and cash equivalents of $1,976,062. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

The Company also has short-term notes payable in the amount of $56,224, at March 31, 2003. These notes are due and payable in less than one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at March 31, 2003.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Income. At March 31, 2003, the cumulative translation loss was $93,306. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure. The Company does actively monitor the situation and as of March 31, 2003 there has been a small but trending decline in the U.S. dollar against the Canadian dollar. Should the trend continue, the Company would seek to limit or hedge the exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data of the Company and the report of independent auditors thereon are listed in Item 16 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BDO Seidman, LLP served as our independent auditors from September 3, 1998 to July 15, 2002. We had determined to change our independent auditors for fiscal year 2003, and we dismissed BDO Seidman LLP on July 5, 2002. The decision to change independent auditors was recommended by the Company's Management and the Audit Committee of the Board of Directors, and approved by a unanimous vote of the full Board of Directors.

Our decision to change our independent auditors did not occur due to any existing or previous accounting disagreements with BDO Seidman LLP, and BDO Seidman LLP has expressed no disclaimer of opinion, adverse opinion, qualification or limitation as to uncertainty, audit scope, or accounting principles regarding our financial statements or the audit process, for the fiscal years ended March 31, 2002 or 2001. Neither have there been any accounting disagreements or reportable events within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of SEC Regulation S-K for those periods or for the interim period from April 1, 2002 up to and including July 15, 2002. BDO Seidman LLP had stated in its letter addressed to the SEC its concurrence with the foregoing statements in this paragraph.

On July 15, 2002, we engaged Burr, Pilger & Mayer LLP to serve as our independent auditors for the fiscal year ending March 31, 2003. The decision to engage Burr, Pilger & Mayer LLP was recommended by the Company's management team and the Audit Committee of the Board of Directors, and unanimously approved by the full Board of Directors. We did not seek the advice of Burr, Pilger & Mayer LLP on specific audit issues relating to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any matter that was a reportable event prior to engagement of this firm.

                                    PART III

We have omitted certain information from this Report that is required by Part
III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporated by reference into this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporated by reference into this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporated by reference into this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporated by reference into this Item.

ITEM 14. CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. First, it should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals. Further, in designing and evaluating the disclosure controls and procedures, Semotus and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis, information required to be disclosed in the reports the Company files under the Exchange Act.

The CEO and CFO note that, since our last evaluation of internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2003, and is incorporated by reference into this Item.

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following financial statements required by this item are submitted in a separate section beginning on page 35 of this report.

Independent Auditors Reports
Consolidated Balance Sheets for the years ended March 31, 2003 and 2002 Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Common Shareholders' Equity for the years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

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

2.13      Preferred Buy Back and Mutual        Incorporated by reference to
          Release Agreement by and             Exhibit 2.1 to the Registrant's
          among Semotus Solutions, Inc.        Form 8-K filed January 13, 2003.
          and Brown Simpson Partners
          I, Ltd. dated December 31, 2002.

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

*4.6      Warrant to purchase up to            Incorporated by reference to
          150,000 shares of common stock       Exhibit 4.2 to the Registrant's
          issued to Anthony N. LaPine,         Form S-3 filed on April 21,
          dated December 1, 1999.              2000.

**4.7     Warrant to Purchase 150,000          Incorporated by reference to
          shares of Semotus' common stock      Exhibit 4.1 to the Registrant's
          issued to 2007978 Ontario, Inc.      Form 10Q filed February 14, 2002.
          Dated January 18, 2002.

4.8       Warrant to purchase up to 846,154    Incorporated by reference to
          shares of common stock issued to     Exhibit 4.1 to the Registrant's
          Brown Simpson Partners, I, Ltd.      Form 8-K filed January 13, 2003.
          dated December 31, 2002.

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

*10.10    Secured Promissory Note with         Incorporated by reference to
          Anthony LaPine dated                 Exhibit 10.19 to the Registrant's
          February 29, 2000.                   Form 10KSB filed June 29, 2000.

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

*10.13    Loan Forgiveness Agreement with      Incorporated by reference to
          Anthony LaPine dated March 29,       Exhibit 10.13 to the Registrant's
          2002.                                Form 10K filed July 1, 2002.

16.1      Letter from BDO Seidman, LLP         Incorporated by reference to
          dated July 17, 2002.                 Exhibit 16.1 to the Registrant's
                                               Form 8-K filed on July 22, 2002.

16.2      Letter from BDO Seidman, LLP         Incorporated by reference to
          dated August 26, 2002.               Exhibit 16.1 to the Registrant's
                                               Form 8-K filed August 26, 2002.

21        Subsidiaries of the Registrant.      Filed electronically herewith.

23.1      Consent of Burr, Pilger & Mayer,     Filed electronically herewith.
          LLP.

23.2      Consent of BDO Seidman, LLP.         Filed electronically herewith.

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

99.4      Consent of Anthony LaPine            Filed electronically herewith.
                                               pursuant to Section 906 of the
                                               Sarbanes-Oxley Act of 2002

99.5      Consent of Charles, K. Dargan, II    Filed electronically herewith.
                                               pursuant to Section 906 of the
                                               Sarbanes-Oxley Act of 2002
----------

* Management contract or compensatory plan or arrangement.
** This Warrant was cancelled, ab initio, and effectively replaced with 150,000 common stock options under the Company's 1996 Stock Option Plan.

(b) REPORTS ON FORM 8-K. The Company filed two Current Reports on Form 8-K during the fourth quarter ended March 31, 2003.

An 8-K was filed on January 13, 2003 with respect to the repurchase by Semotus from Brown Simpson of all of the outstanding shares of the Company's Series B Convertible Preferred Stock and the settlement and mutual release related to Brown Simpson's anti-dilution claim.

An 8-K was filed on February 14, 2003 with respect to its financial results for the third quarter ended December 31, 2002.

(c) EXHIBITS. The exhibits required by this Item are listed under Item 14(a)(3).

(d) FINANCIAL STATEMENTS SCHEDULES. The financial statement schedules required by this Item are listed under Item 14(a)(2).

INDEX TO FINANCIAL STATEMENTS

                                     PAGE(S)



Reports of Independent Certified Public Accountants ......................  35

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2003 and 2002 ................  37

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2003, 2002 and 2001 ..............  38

     Consolidated Statements of Common Shareholders' Equity
     for the years ended March 31, 2003, 2002 and 2001 ...................  39

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2003, 2002 and 2001 .................................  41

     Notes to Consolidated Financial Statements ..........................  43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Semotus Solutions, Inc.:

         We have audited the accompanying consolidated balance sheet of Semotus Solutions, Inc., and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 3 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets."







                /s/ Burr, Pilger & Mayer LLP
                Burr, Pilger & Mayer LLP
                Palo Alto, California
                June 2, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheet of Semotus Solutions, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and comprehensive loss, common shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semotus Solutions, lnc. and subsidiaries as of March 3l, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP

BDO Seidman, LLP
San Jose, California
June 3, 2002

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31         March 31
                                       ASSETS                                               2003              2002
                                                                                        ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents (including restricted cash of $693,286 at
  March 31, 2002)                                                                       $  1,976,062      $  4,751,094

  Trade receivables (net of allowance for doubtful accounts of
  $77,090 at March 31, 2003 and $66,000 at March 31, 2002)                                   140,646           159,018
  Income and GST tax receivable                                                                   --             3,823
  Other receivables                                                                               --            60,395
  Prepaid expenses                                                                            52,161           132,622
  Current assets of discontinued operations                                                       --           345,755
  Current assets held for sale                                                               298,200           150,340
                                                                                        ------------      ------------
          Total current assets                                                             2,467,069         5,603,047

Property and equipment, net                                                                  342,614           622,671
Capitalized contract, net                                                                         --           576,958
GMP intellectual property, net                                                                    --         1,000,000
Goodwill, net                                                                              1,430,141         1,430,141
Non-current assets of discontinued operations                                                     --            34,383
Non-current assets held for sale                                                             408,732         1,069,863
                                                                                        ------------      ------------
          Total assets                                                                  $  4,648,556      $ 10,337,063
                                                                                        ============      ============
                                    LIABILITIES:

CURRENT LIABILITIES:
    Accounts payable                                                                    $    392,826      $    582,834
    Accrued vacation                                                                          69,808            91,768
    Other accrued liabilities                                                                 79,999           188,771
    Notes payable                                                                             56,224           693,286
    Current portion of capital lease obligations                                              23,731            53,428
    Current portion of advances on technology sales                                               --           269,109
    Current portion of deferred revenue                                                       79,119         1,105,597
    Current liabilities of discontinued operations                                                --           300,977
    Current liabilities related to assets held for sale                                      300,717           252,881
                                                                                        ------------      ------------
          Total current liabilities                                                        1,002,424         3,538,651

Capital lease obligation, net of current portion                                              15,189            40,310
Advances on technology sales, net of current portion                                              --           566,542
Non-current liabilities related to assets held for sale                                      321,216           214,623
                                                                                        ------------      ------------
          Total liabilities                                                                1,338,829         4,360,126
                                                                                        ------------      ------------

Commitments and contingencies (Notes 20 and 22)

PREFERRED SHAREHOLDERS' EQUITY:
Convertible preferred stock, Series B: $0.001 par value; $13.00 liquidation value;
   authorized: 5,000,000 shares; issued and outstanding: none at March 31, 2003 and
   469,231 at March 31, 2002 (Note 13)                                                            --               469
Additional paid-in capital                                                                        --         5,681,987
                                                                                        ------------      ------------
          Total preferred shareholders' equity                                                    --         5,682,456
                                                                                        ------------      ------------
COMMON SHAREHOLDERS' EQUITY
Common stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 19,275,211 at March 31, 2003 and 17,200,784 at March 31, 2002
                                                                                             192,752           172,008
Additional paid-in capital                                                                66,163,351        60,396,089
Accumulated other comprehensive loss                                                         (93,306)         (142,360)
Notes receivable - related parties                                                           (91,281)         (701,817)
Accumulated deficit                                                                      (62,861,789)      (59,429,439)
                                                                                        ------------      ------------
         Total common shareholders' equity                                                 3,309,727           294,481
                                                                                        ------------      ------------
         Total liabilities, preferred and common shareholders' equity                   $  4,648,556      $ 10,337,063
                                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                  Year Ended March 31,
                                                                                  --------------------
                                                                         2003              2002              2001
                                                                     ------------      ------------      ------------
Revenues:
    Wireless services                                                $  1,293,801      $  1,305,347      $  1,731,948
    Enterprise and commerce sales                                       1,005,060         1,114,481                --
    Professional and related services                                      45,390           111,590           178,246
                                                                     ------------      ------------      ------------
    Total revenues                                                      2,344,251         2,531,418         1,910,194
                                                                     ------------      ------------      ------------
Cost of sales:
    Wireless services                                                     347,312           511,837           985,305
    Enterprise and commerce sales                                         576,959           654,885                --
    Professional and related services                                       4,972            28,556            49,298
                                                                     ------------      ------------      ------------
    Total cost of sales                                                   929,243         1,195,278         1,034,603
                                                                     ------------      ------------      ------------
Gross profit                                                            1,415,008         1,336,140           875,591

Operating expenses:
    (Exclusive of depreciation and amortization and
    stock, option and warrant expense)
    Research and development                                              719,965         1,010,720         1,187,348
    Sales and marketing                                                 1,027,366         1,849,582         4,098,228
    General and administrative                                          2,238,825         3,203,131         4,218,224
    Impairment of goodwill                                                     --         3,617,283                --
    Impairment of intangible assets                                            --         3,420,000                --
    Depreciation and amortization:
      Research and development                                             75,516           127,975            97,606
      General and administrative                                        1,238,080         2,952,088         1,688,908
                                                                     ------------      ------------      ------------
                                                                        1,313,596         3,080,063         1,786,514
    Stock, option and warrant expense:
      Sales and marketing                                                      --            88,000            78,750
      General and administrative                                           52,455           408,181           523,182
                                                                     ------------      ------------      ------------
                                                                           52,455           496,181           601,932
    Total operating expenses                                            5,352,207        16,676,960        11,892,246
                                                                     ------------      ------------      ------------
      Operating loss from continuing operations                        (3,937,199)      (15,340,820)      (11,016,655)

Net interest income                                                        52,301           269,210           671,915
Other income                                                            1,123,056           289,685           431,525
                                                                     ------------      ------------      ------------
    Total interest and other income                                     1,175,357           558,895         1,103,440
                                                                     ------------      ------------      ------------
    Net loss from continuing operations                                (2,761,842)      (14,781,925)       (9,913,215)
    Net loss from discontinued operations (Note 5)                       (799,090)       (3,662,553)       (1,380,166)
    Gain from disposal of discontinued operations                         128,582                --                --
                                                                     ------------      ------------      ------------
Net loss                                                               (3,432,350)      (18,444,478)      (11,293,381)
Other comprehensive income (loss) - Translation adjustment
                                                                           49,054           (39,824)          (21,136)
                                                                     ------------      ------------      ------------
Comprehensive loss                                                   $ (3,383,296)     $(18,484,302)     $(11,314,517)
                                                                     ============      ============      ============
Net loss per common share from continuing operations:
     Basic                                                           $      (0.15)     $      (0.87)     $      (0.65)
     Diluted                                                         $      (0.15)     $      (0.87)     $      (0.65)
Net loss per common share from discontinued operations:
     Basic                                                           $      (0.04)     $      (0.22)     $      (0.09)
     Diluted                                                         $      (0.04)     $      (0.22)     $      (0.09)
Net loss per common share:
    Basic                                                            $      (0.19)     $      (1.09)     $      (0.74)
    Diluted                                                          $      (0.19)     $      (1.09)     $      (0.74)
    Weighted average shares used in per share calculation, basic
     and diluted                                                       18,039,262        16,975,660        15,199,895
                                                                     ============      ============      ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                     Common Stock               Additional
                                                            ------------------------------        Paid-In
                                                               Shares            Amount           Capital
                                                            ------------      ------------      ------------
Balances at March 31, 2000                                    13,685,788      $    136,858      $ 36,789,337
Common stock issued for:
  Options exercised                                              133,788             1,338           187,754
  Services rendered                                              128,808             1,288           207,367
Exercise of warrants for cash                                    903,282             9,033         1,842,313
Cashless exercise of warrants                                     39,204               392              (392)
Conversion of series B preferred to common stock                 600,000             6,000         3,627,045
Issuance of stock for acquisitions                               412,498             4,125         5,153,925
Warrants issued for jointly developed technology - GMP                --                --         6,800,000
Warrants issued for option to repurchase technology                   --                --           217,000
Compensation associated with stock options and warrants
   granted for services                                               --                --           393,277
Amortization of notes receivable, net                                 --                --                --
Translation adjustment                                                --                --                --
Net loss                                                              --                --                --
                                                            ------------      ------------      ------------

Balances at March 31, 2001                                    15,903,368           159,034        55,217,626

Issuance of stock for acquisitions                               964,940             9,649         4,673,937
Issuance of stock for services rendered                          473,936             4,739           391,288
Issuance of stock due to exercise of options                       8,540                86            11,584
Compensation associated with stock options and warrants
     granted for services                                             --                --           100,154
Redeemed stock due to contract cancellations                    (150,000)           (1,500)            1,500
Amortization of note receivable, net                                  --                --                --
Foreign currency translation adjustment                               --                --                --
Net loss                                                              --                --                --
                                                            ------------      ------------      ------------

Balances at March 31, 2002                                    17,200,784           172,008        60,396,089

Issuance of stock for price guarantee under merger
  agreement                                                      863,403             8,634            (8,634)
Issuance of stock for liability settlement                        57,178               572            21,124
Issuance of stock due to exercise of warrants                  1,153,846            11,538                --
Repurchase of series B preferred stock                                --                --         5,582,456
Reprice of warrants due to lawsuit settlement                         --                --           119,862
Amortization and forgiveness of note receivable                       --                --                --
Foreign currency translation adjustment                               --                --                --
Amortization of deferred compensation                                 --                --            52,454
Net loss                                                              --                --                --
Balances at March 31, 2003                                    19,275,211      $    192,752      $ 66,163,351

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (CONTINUED)

                                                        Accumulated
                                                           Other
                                                       Comprehensive        Notes           Accumulated
                                                           Loss           Receivable          Deficit           Total
                                                       ------------      ------------      ------------      ------------
Balances at March 31, 2000                             $    (81,400)     $ (1,348,747)     $(29,691,580)     $  5,804,468
Common stock issued for:
  Options exercised                                              --                --                --           189,092
  Services rendered                                              --                --                --           208,655
Exercise of warrants for cash                                    --                --                --         1,851,346
Cashless exercise of warrants                                    --                --                --                --
Conversion of series B preferred to common
   stock                                                         --                --                --         3,633,045
Issuance of stock for acquisitions                               --                --                --         5,158,050
Warrants issued for jointly developed
   technology - GMP                                              --                --                --         6,800,000
Warrants issued for option to repurchase
   technology                                                    --                --                --           217,000
Compensation associated with stock options
   and warrants granted for services                             --                --                --           393,277
Amortization of notes receivable, net                            --           242,135                --           242,135
Translation adjustment                                      (21,136)               --                --           (21,136)
Net loss                                                         --                --       (11,293,381)      (11,293,381)
                                                       ------------      ------------      ------------      ------------

Balances at March 31, 2001                                 (102,536)       (1,106,612)      (40,984,961)       13,182,551

Issuance of stock for acquisitions                               --                --                --         4,683,586
Issuance of stock for services rendered                          --                --                --           396,027
Issuance of stock due to exercise of options                     --                --                --            11,670
Compensation associated with stock options
     and warrants granted for services                           --                --                --           100,154
Redeemed stock due to contract cancellations                     --                --                --                --
Amortization of note receivable, net                             --           404,795                --           404,795
Foreign currency translation adjustment                     (39,824)               --                --           (39,824)
Net loss                                                         --                --       (18,444,478)      (18,444,478)
                                                       ------------      ------------      ------------      ------------

Balances at March 31, 2002                                 (142,360)         (701,817)      (59,429,439)          294,481

Issuance of stock for price guarantee under
     merger agreement                                            --                --                --                --
Issuance of stock for liability settlement                       --                --                --            21,696
Issuance of stock due to exercise of warrants                    --                --                --            11,538
Repurchase of series B preferred stock                           --                --                --         5,582,456
Reprice of warrant due to lawsuit settlement                     --                --                --           119,862
Amortization and forgiveness of note receivable                  --           610,536                --           610,536
Foreign currency translation adjustment                      49,054                --                --            49,054
Amortization of deferred compensation                            --                --                --            52,454
Net loss                                                         --                --        (3,432,350)       (3,432,350)
Balances at March 31, 2003                             $    (93,306)     $    (91,281)     $(62,861,789)     $  3,309,727

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended March 31,
                                                                                 --------------------
                                                                         2003             2002              2001
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                         $ (3,432,350)     $(18,444,478)     $(11,293,381)
      Loss from discontinued operations                                  799,090         3,662,553         1,380,166
      Gain from disposition of discontinued operations                  (128,582)               --                --
      Net loss from continuing operations                             (2,761,842)      (14,781,925)       (9,913,215)
   Foreign currency translation adjustment                                49,054           (39,824)          (21,136)

   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing
     operations:
      Depreciation and amortization                                    1,313,596         3,080,063         1,786,514
      Compensation expense related to stock issued for services
                                                                              --           371,027           208,655
                                                                                                        ------------
      Compensation expense related to options/warrants issued
      for services                                                        52,455           100,154           393,277
      Net amortization of contract income                               (423,414)         (606,586)               --
      Amortization of advances on technology sales                      (206,723)         (306,908)         (371,052)
      Gain on disposition of technology advances                        (628,927)               --                --
      Amortization and forgiveness of notes receivable, net              593,259           315,799           242,135
      Impairment of goodwill                                                  --         3,617,283                --
      Impairment of GMP & software                                            --         3,420,000
      Net loss from sale of assets                                           719            29,010                --
      Non-cash settlement of liabilities                                 173,669            14,642                --
      Non-cash compensation for services                                      --                --          (151,000)

    Changes in assets and liabilities net of acquired assets
       and liabilities due to acquisitions:
      Accounts and other receivables                                      82,500           358,073           (75,423)
      Prepaid expenses and other assets                                   80,462             2,634            61,512
      Accounts payable                                                  (190,008)          (86,816)         (489,764)
      Accrued expenses and other current liabilities                    (130,361)          (32,425)          (87,199)
      Deferred revenue                                                   (26,104)          162,651           (90,737)
      Advances on technology sales                                            --            50,681                --
                                                                    ------------      ------------      ------------
   Net cash used in operating activities of continuing
    operations                                                        (2,021,665)       (4,332,467)       (8,507,433)
                                                                    ------------      ------------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                 (16,949)          (24,588)         (426,439)
   Cost of the applicable fiscal year's acquisitions, net of
     cash acquired                                                            --          (132,502)
   Sale of property and equipment                                          1,060                --                --
   Cash received from applicable fiscal year's acquisitions,
     net                                                                      --         1,063,571                --
   Sale of Kinetidex technology                                               --           350,000                --
                                                                    ------------      ------------      ------------
   Net cash provided by (used in) investing activities of
     continuing operations                                               (15,889)        1,388,983          (558,941)
                                                                    ------------      ------------      ------------
Cash flows from financing activities:
   Repayments of notes payable                                           (78,869)         (154,398)          (50,830)
   Repayments of capital lease obligations                               (43,610)          (52,720)          (15,624)
   Proceeds from exercise of options and warrants                         11,538            11,668         2,040,438
   Repurchase of preferred stock (Note 13)                              (100,000)               --                --
   Restricted cash for note payable                                           --                --          (694,222)
                                                                    ------------      ------------      ------------
   Net cash provided by (used in) financing activities of
     continuing operations                                              (210,941)         (195,450)        1,279,762
                                                                    ------------      ------------      ------------
   Net cash provided by (used in) discontinued operations
                                                                         166,749          (134,007)       (1,243,415)
   Net decrease in cash and cash equivalents                          (2,081,746)       (3,272,941)       (9,030,027)
   Cash and cash equivalents, beginning of year                        4,057,808         7,330,749        16,360,776
                                                                    ------------      ------------      ------------
   Cash and cash equivalents, end of year                           $  1,976,062      $  4,057,808      $  7,330,749
                                                                    ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  Year Ended March 31,
                                                                                  --------------------
                                                                        2003              2002              2001
                                                                    ------------      ------------      ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                              $     25,809      $     68,130      $     19,071
                                                                    ============      ============      ============
Cash paid for income taxes                                          $      4,341      $      9,015      $     10,557
                                                                    ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of
   ISS, Inc. through the issuance of common stock                   $         --      $         --      $  1,671,750
                                                                    ============      ============      ============
Non-cash purchase consideration for the acquisition of
   Cross Communications, Inc. and Simkin, Inc. through
   the issuance of common stock                                     $         --      $         --      $  2,753,900
                                                                    ============      ============      ============
Non-cash purchase consideration for the acquisition of
   Wizshop.com, Inc. and Application Design Associates,
   Inc. through the issuance of common stock                        $         --      $  4,665,500      $         --
                                                                    ============      ============      ============
Additional non-cash purchase consideration paid to
   shareholder of Cross Communications, Inc. pursuant to
   the first year performance criteria of the Merger
   Agreement                                                        $         --      $     18,086      $         --
                                                                    ============      ============      ============
Common stock issued for liabilities                                 $    162,783      $    101,036      $         --
                                                                    ============      ============      ============
Preferred stock converted to common stock                           $         --      $         --      $  3,633,045
                                                                    ============      ============      ============
Cashless exercise of warrants                                       $         --      $         --      $        392
                                                                    ============      ============      ============
Consideration in connection with 40,000 common stock
   warrants to obtain option to repurchase technology               $         --      $         --      $    217,000
                                                                    ============      ============      ============
Issuance of 800,000 common stock warrants to obtain GMP
   intellectual property                                            $         --      $         --      $  6,800,000
                                                                    ============      ============      ============
Property and equipment purchased through the issuance
   of capital leases                                                $         --      $    110,119      $     43,539
                                                                    ============      ============      ============
Warrants issued as part of the consideration for
   repurchase of series B preferred stock                           $     90,497      $         --      $         --
                                                                    ============      ============      ============
Reclassification of accounts payable to notes payable               $    135,093      $         --      $         --
                                                                    ============      ============      ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY:

Semotus(TM) Solutions, Inc. ("Semotus " or the "Company"), changed its named from Datalink.net, Inc. as of January 11, 2001. The Company, originally Datalink Systems Corporation, was formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, the Company went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, the Company issued 3,293,064 shares of its $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became a wholly owned subsidiary of the Company. As a part of the transaction, the Company acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems, Corp.

Semotus is a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. Semotus helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. The Company's products serve such vertical markets as workforce automation and financial services. Semotus' enterprise application software provides mobility, convenience, and efficiency and improves profitability.

2.  BASIS OF PRESENTATION AND FUTURE PROSPECTS:

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheets as of March 31, 2003 and 2002, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2003, 2002 and 2001, the consolidated statements of common shareholders' equity for the years ended March 31, 2003, 2002 and 2001, and the consolidated statements of cash flows for the years ended March 31, 2003, 2002 and 2001, have been prepared by the Company, with an audit and in accordance with the instructions to Form 10-K and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

Management believes, after discontinuing all operations that were unprofitable, that the remaining continuing operations are sustainable and that the Company will have enough cash to maintain its operations over the next twelve months. Although those operations range from slightly cash positive to cash negative on a monthly basis, the overall trend toward positive cash flow is continuing. Further, with the trend toward an economic recovery, the Company's operations should be augmented in the current fiscal year. The continued operation of the Company is dependant on increasing sales and achieving profitability and/or obtaining sufficient long-term financing.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc. and WizShop, Inc. The other subsidiaries have been closed or sold and are now in discontinued operations: Wares on the Web, Inc. (Wares), Five Star Advantage, Inc. (Five
Star) and Application Design Associates, Inc. (ADA). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other operating subsidiaries generate revenues from the sales of products and services.

USE OF ESTIMATES:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In the ordinary course of business trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectibility and creates an allowance for doubtful accounts. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

We estimate our allowance for doubtful accounts by applying estimated loss percentages against our aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries. Changes to allowances may be required if the financial condition of our customers improves or deteriorates or if we adjust our credit standards for new customers, thereby resulting in write-off patterns that differ from historical experience. Historically, changes to our estimated loss percentages have not been material.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization on capital leases is over two years and is incorporated in depreciation and amortization expense in the statement of operations.

The carrying value of property and equipment is assessed annually or when factors indicating an impairment are present. In accordance with SFAS No. 144, we review our property, plant, and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset.

LONG-TERM ASSETS / GOODWILL

Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. The Company has adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus no longer amortizes goodwill and intangible assets with an indefinite useful life and instead assesses potential impairments of such intangible assets and goodwill. The effect of the adoption of SFAS 142 resulted in the net loss for the fiscal year ended March 31, 2003 being smaller by $432,541 due to not amortizing goodwill. Management has determined that the remaining goodwill of $1,430,141 is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of the Company's wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow.

The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been applicable for the fiscal years ended March 31, 2002 and 2001.

                                                                   FISCAL YEARS ENDED
                                                    ------------------------------------------------
                                                        2003              2002              2001
                                                    ------------      ------------      ------------
Reported net loss                                   $ (3,432,350)     $(18,444,478)     $(11,293,381)
Amortization of goodwill                                      --         1,855,407           591,326
                                                    ------------      ------------      ------------
Adjusted net loss                                     (3,432,350)      (16,589,071)      (10,702,055)
                                                    ============      ============      ============
Reported net loss per share - basic and diluted     $      (0.19)     $      (1.09)     $      (0.74)
Adjusted net loss per share - basic and diluted     $      (0.19)     $      (0.98)     $      (0.70)

Acquisitions which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

CAPITALIZED CONTRACT

In prior years, Semotus capitalized the fair value of contracts acquired in business combinations as required by Accounting Principles Board Opinion (APB) 16 "Business Combinations". Fair value was determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost was amortized into cost of revenue as revenues were recognized over the length of the contract, two years, and was fully amortized at March 31, 2003.

FOREIGN CURRENCY TRANSLATION:

Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

STOCK BASED COMPENSATION:

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under APB No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net loss, stock compensation cost and earnings per share as if the fair value method has been adopted. The Company has elected to continue to account for stock based compensation under APB No. 25. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for these options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in fiscal years ended March 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

                                                     2003              2002              2001
                                                 ------------      ------------      ------------
  Net loss as reported                           $ (3,432,350)     $(18,444,478)     $(11,293,381)
Compensation Expense                                  (48,253)       (1,649,416)         (522,296)
  Net loss Pro forma                               (3,480,603)      (20,093,894)      (11,815,677)
Net loss per share
       As reported, basic and diluted                   (0.19)            (1.09)            (0.74)
       Pro forma net loss, basic and diluted            (0.19)            (1.18)            (0.78)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the Plan in 2003, 2002 and 2001:


                                    2003              2002              2001
                                ------------      ------------      ------------
Expected dividend               $         --      $         --      $         --
Expected life of option              4 years           4 years           4 years
Risk-free interest rate                3.46%     3.71% - 4.63%       5.0% - 6.5%
Expected volatility              102% - 204%        87% - 108%        70% - 295%

The above pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

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

The cost of revenue for the enterprise and commerce sales and service line of business includes the purchase cost of the products, and costs of servicing and hosting. Any engineering costs directly related to the products offered are also included as a cost of revenue.

The cost of revenue for professional and related services is primarily personnel costs for engineering, training and consulting.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2002 and 2003 there were no capitalized software development costs as the Company expensed the remaining amounts at fiscal year end 2002.

DISCONTINUED OPERATIONS

In April 2002, Semotus adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company evaluates long-lived assets, excluding goodwill and identifiable intangible assets with indefinite useful lives, for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset my not be recoverable. Accordingly, for the fiscal year ended March 31, 2003, the operations of Five Star, Wares and ADA have been recorded in discontinued operations. Five Star and Wares were part of the Enterprise and Commerce Sales segment. ADA was the logistics segment. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The assets from the discontinued operations including those assets held for sale have been recorded at their fair market value prior to disposition.

BASIC AND DILUTED NET LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares, if dilutive, outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method) (See Note 19, "Earnings Per Share (EPS) Disclosures").

Outstanding common shares and per share amounts have been adjusted for a 2 for 1 stock split, which was effective April 27, 2000.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

COMPREHENSIVE INCOME (LOSS):

The Company's policy in reporting comprehensive income is as defined in SFAS 130, "Reporting Comprehensive Income" and includes all changes in equity (net assets) during a period from non-owner sources. The Company excludes from net income (loss) foreign currency translation adjustments, which are included in comprehensive income. For the periods presented in this Form 10K, foreign currency translation adjustments is the only item which affects the Company's comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt. The Statement amended SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 differentiates between normal recurring operations of a company and transactions that are unusual or infrequent in nature. SFAS No. 145 also amended Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS 146 on January 1, 2003 had no impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force issued its final consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. The Company is currently reviewing how this might affect revenue recognition for arrangements the Company could enter into that have multiple deliverables.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of March 31, 2003, the Company does not have any variable interest entities.

4.  ACQUISITIONS

The Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, Semotus no longer amortizes intangible assets with an indefinite useful life or goodwill and instead assesses potential impairments of such intangible assets and goodwill. See Note 3, "Summary of Significant Accounting Policies".

Acquisitions in the fiscal year ended March 31, 2002:
-----------------------------------------------------

WIZSHOP.COM, INC. ("WIZSHOP")

On April 6, 2001 WizShop's shareholders approved a merger transaction with Semotus. On May 7, Semotus acquired all the outstanding stock of WizShop and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The value of common stock issued for the acquisition was approximately $3.4 million. Semotus recorded $3.4 million of goodwill. Semotus issued 699,993 shares of common stock and may issue up to another 750,000 shares over the next year if certain revenue targets are met. Semotus has also agreed to issue additional shares if Semotus' common stock does not trade at or above $10.00 per share by the end of each year after such shares are issued. The maximum number of additional shares that can be issued is twice the initial shares and earnout shares that have not been sold by the original WizShop stockholders. The first of the measurement dates was August 2002. At that time, the Company's common stock had not closed at $10.00 per share or above; therefore, 613,403 additional shares were issued to the original WizShop stockholders still holding the original shares issued.

The effect of issuing any additional shares if certain revenue targets are met will be accounted for as additional purchase price consideration. The effect of issuing any additional shares if certain per share trading prices are not met has been accounted for in the Company's financial statements at the date of acquisition in accordance with EITF 97-15, "Accounting for Contingency Arrangements based on Security Prices in a Purchase Business Combination".

WizShop builds and maintains outsourced e-commerce environments for Internet portal companies and also creates online sales and merchandising programs for its clients through merchandizing and marketing initiatives.

APPLICATION DESIGN ASSOCIATES, INC.

On April 30, 2001, Semotus and Application Design Associates, Inc. ("ADA") signed a merger agreement. On May 15, 2001 Semotus acquired all the outstanding stock of ADA and the transaction officially closed. The acquisition was accounted for under the purchase method of accounting. The value of common stock issued for the acquisition was approximately $1.25 million. Semotus recorded $1.3 million of goodwill. Semotus issued 250,000 shares of the Company's common stock and may issue up to another 750,000 shares of common stock over the next two years if certain revenue targets are met. Semotus had also agreed to issue additional shares if Semotus' common stock does not trade at or above $5.00 per share by the end of each year after such shares are issued. The maximum number of additional shares that could be issued would be twice the initial shares and earn out shares, or 2 million shares. On April 30, 2002 Semotus' common stock had not traded at or above $5.00 per share; therefore, Semotus issued 250,000 additional shares.

However, in May of 2003, GBG, currently a 49% shareholder in ADA, exercised its option to purchase the remaining 51% of ADA. See Note 5, "Discontinued Operations". As consideration for this option to purchase, GBG returned the 500,000 total Semotus restricted common shares issued as part of the ADA acquisition to Semotus. Any remaining obligations under the merger agreement were terminated upon GBG's exercise of its purchase option.

ADA creates proprietary software that is a complete logistical solution for automation of customer call centers, dispatching, equipment deployment, servicing and invoicing, while interfacing to existing corporate business functions and existing ERP solutions.

Acquisitions in the fiscal year ended March 31, 2001
----------------------------------------------------

CROSS COMMUNICATIONS, INC.

In July 2000, the Company acquired all of the assets and assumed selected liabilities of Cross Communications, Inc. ("Cross") for $100,000 in cash and 62,500 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $2.0 million. Goodwill was also approximately $2.0 million, since Cross had a deminimus number of assets. The sole shareholder of Cross has a right to contingent purchase consideration based upon operating performance for which an additional 187,500 shares of Semotus common stock may be issued over the next year should revenue targets be met. As of March 31, 2002, Semotus had issued an additional 64,947 shares of additional purchase consideration. Further, up to a maximum of 250,000 shares may be issued if by the end of the third year, the Semotus common stock price has not reached $20 per share. In May of 2003, the parties entered a settlement agreement in which a total of 187,500 additional shares were issued in lieu of any additional earn out or price guarantee obligations, and each party released the other from all remaining obligations (see Note 28, "Subsequent Events").

Cross, established in 1995, is a wireless communications company that provides a premise based messaging platform under the brand name "HipLink"(TM). The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer.

SIMKIN, INC.

In September 2000, the Company acquired all of the issued and outstanding capital stock of Simkin, Inc. ("Simkin") for $160,000 in cash and 100,000 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $1.6 million. Goodwill was approximately $1.6 million. The sole shareholder of Simkin has a right to contingent purchase consideration based upon operating performance for which an additional 212,500 shares of Semotus common stock may be issued over the next year should revenue targets be met. As of March 31, 2003, no additional shares have been issued.

Simkin, established in 1982, is a producer of pharmaceutical and medical software tools in addition to providing on-site and computer-assisted pharmaceutical training programs. Simkin's core software is a proprietary drug dosing product which also provides the foundation for a prototype wireless solution which allows healthcare professionals to improve a patient's drug therapy.

ISS, INC. DBA WARESONTHEWEB.COM

In November 2000, the Company acquired all of the issued and outstanding capital stock of ISS, Inc. dba WaresOnTheWeb.com ("Wares") for 250,000 shares of Semotus common stock accounted for under the purchase method. The purchase price was approximately $1.7 million. Goodwill was approximately $1.6 million. The shareholders of Wares had a right to contingent purchase consideration based upon operating performance for which an additional 2,250,000 shares of Semotus common stock would be issued over the next two years if revenue targets had been met. The contingent consideration required a substantial growth in revenues, which was not achieved.

In August, 2002, Wares filed for bankruptcy and its operations were discontinued. See Note 5, "Discontinued Operations".

Wares was an established turnkey provider of e-commerce solutions to leading retailers, distributors and manufacturers.

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

Five Star was an e-marketing and e-fulfillment company that provided a start to finish turnkey operation for online sales, marketing, logistics, fulfillment and customer service for its clients.

In June, 2002, Five Star filed for bankruptcy and its operations were discontinued. See Note 5, "Discontinued Operations".

5.  DISCONTINUED OPERATIONS.

As part of Semotus' Centralization and Consolidation Plan, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services from that segment. Five Star was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, Semotus decided to discontinue the operations of Wares on the Web in August, 2002. The Wares on the Web operations were unprofitable. Furthermore, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of Five Star Advantage, Inc. have been recorded as discontinued operations in the year ended March 31, 2003. Five Star was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court. In the same manner, Wares on the Web's operations have been recorded as discontinued in the year ended March 31, 2003. It also was part of the Enterprise and Commerce Sales segment. The disposal of the assets and liabilities is now under the control of the U.S. Bankruptcy Court. A net loss from discontinued operations for Five Star and Wares of $122,021 was recorded at March 31, 2003. Further, a net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized at March 31, 2003.

On January 18, 2002 the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid Semotus $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. Additionally, as part of the transaction, GBG assumed a personal loan of the President of ADA and received the 250,000 shares of Semotus stock securing the loan. GBG had also received common stock options exercisable into 150,000 shares of Semotus stock at $0.75 per share. At the end of 15 months, GBG had the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash or (ii) return of the 250,000 shares of common stock received for assuming the personal loan. The purchase agreement also carried a price guaranty, for which Semotus issued an additional 250,000 shares (see Note 4, "Acquisitions - Application Design Associates, Inc."). On May 6, 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of Semotus' common stock. This decision resulted in the discontinuation of ADA's operations in fiscal year 2003. In accordance with SFAS 144, ADA's assets and liabilities are classified as held for sale in the accompanying balance sheet as of March 31, 2003. ADA's operations have also been recorded as discontinued in the year ended March 31, 2003. ADA was the logistic systems segment. A net loss from discontinued operations of $677,069 was recorded as of March 31, 2003, mostly comprised of an impairment to goodwill of $635,724 (which is included in the Statement of operations and comprehensive loss in the line "net loss from discontinued operations"). Management performed the impairment tests as described in Note 6, "Impairment of Long Lived Assets and Goodwill" and as defined in SFAS 144 and SFAS 142 to determine the impairment expense.

The major classes of assets and liabilities included as part of the disposal group of assets held for sale are as follows: at March 31, 2003, cash of $62,965, accounts receivable of $147,649, inventory of $41,069, goodwill of $408,000, accounts payable of $44,432 and deferred revenue of $199,700. Further, Semotus classified the $321,216 of minority interest in ADA as a long-term liability from discontinued operations. At March 31, 2003, there was inventory of $178,171 and payables of $166,394, as well as $71,989 in cash and $54,346 in accounts receivable related to the other discontinued operations. Revenue from Five Star recorded in the year ended March 31, 2003, 2002 and 2001 was $$152,992, $1,427,482 and $3,088,980, respectively. Revenue from Wares recorded in the year ended March 31, 2003, 2002 and 2001 was $26,570, $536,771 and
$548,789, respectively. Revenue from ADA recorded for the years ended March 31, 2003 and 2002 was $1,137,339 and $1,611,424 respectively.

6.  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

In the prior year, Semotus' management performed an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" and SFAS 142, "Goodwill and Other Intangible Assets". Based on quantitative and qualitative measures, the Company assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin and WizShop. Also, an impairment may have arisen with the recorded asset value of the Company's Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. Semotus had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 7, "Sale of Technology and Net Impairment of Goodwill". For WizShop, Semotus analyzed the current carrying value of the goodwill related to the acquisition.

The analysis focused on the future prospects for the businesses given the current state of the economy and the technology market. Additionally, a critical factor was that the consideration paid by Semotus for those companies in the form of the issuance of shares of the Company's common stock was at a time when its stock price was much higher than at March 31, 2002. The Company's stock price was approximately $14.375 at the time of the acquisition of Simkin and approximately $2.15 at the time of the acquisition of WizShop. At March 31, 2002, the Company's stock price was $0.67. Finally, all of these companies were privately held at the time of the acquisition and their fair value was and is subjective and not readily determinable. At the time of the acquisition, market valuations for such companies were at substantially higher levels. Since the end of the calendar year 2001, stock prices and market valuations in Simkin's and WizShop's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

For the asset value related to the Global Market Pro intellectual property, the future prospects for the business derived from the Global Market Pro and Equity Market Pro products and the financial services division was examined. The analysis focused on the consideration paid for the intellectual property in the form of 800,000 warrants of Semotus common stock. The exercise price of those warrants, $30.00 per common share, is significantly higher than the market price of the stock, $0.67, at March 31, 2002. See Note 8, "GMP Intellectual Property and J.P. Morgan Chase Manhattan Warrants". Further, the financial services industry has declined dramatically in response to the general economic recession and to the terrorist events of September 11, 2001.

Based on the factors described above, the Company determined that the goodwill in its Simkin and WizShop subsidiaries and the asset value of the GMP Intellectual Property may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

     o Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

     o Changes in market value since the date of acquisition relative to the following:

     o   The Company's stock price;

     o   Comparable companies;

     o Contribution to the Company's market valuation and overall business prospects.

The methodologies used were consistent with the specific valuation methods used when the original purchase price and asset value were determined. The Company's best estimate of the fair value of Simkin, WizShop and the GMP Intellectual Property was determined from the range of possible values after considering the relative performance, future prospects and risk profile of those companies and GMP.

As a result of Semotus' review, management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $3,617,283 was taken for goodwill comprised of an impairment charge to Simkin's goodwill of $909,272 (of which $650,000 was recorded in the quarter ended June 30, 2001, see Note 7 "Sale of Technology and Net Impairment of Goodwill") and $2,708,011 for WizShop's goodwill. Furthermore, Semotus took an impairment charge of $3,420,000 for the GMP intellectual property asset in the quarter ended March 31, 2002.

This year, in accordance with SFAS 144, Semotus has presented the operations of FiveStar, Wares and ADA as discontinued operations. In the net loss from discontinued operations for 2002 and 2003, impairment charges were taken against the goodwill of both Wares (fiscal year 2002) and ADA (fiscal year2003). As discussed in this Note 6, Semotus performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724.

At March 31, 2003, the Company determined that the carrying value of its remaining goodwill and other intangibles from continuing operations are recoverable. Management has determined that the remaining goodwill of $1,430,141 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 121, SFAS 142 and SFAS 144, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of the Company's wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow. The Company will continue to analyze the recoverability of its long-lived assets and assess the need to record impairment losses when impairment indicators are present.

7.  SALE OF TECHNOLOGY AND NET IMPAIRMENT OF GOODWILL

The reduction in goodwill for Simkin in June 2001 of $1,000,000 is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and
(ii) an impairment charge to goodwill related to Simkin for $650,000.

In June 2001, Semotus announced the sale by Simkin of a software program called Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Kinetidex is a drug dosing software program that was jointly developed by the Company's Simkin subsidiary and Micromedex. Semotus received $350,000 from Micromedex for the sale of the product and all future royalty rights. Additionally, Simkin agreed to discontinue the sale of the product Kinetidex replaced, Capcil. Semotus' management performed an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, the Company assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

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

Based on the factors described above, the Company determined that the goodwill in its Simkin subsidiary may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisition to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

     o Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

     o Changes in market value since the date of acquisition relative to the following:

     o   the Company's stock price;

     o   comparable companies;

     o Contribution to the Company's market valuation and overall business prospects.

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

8.  GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 the Company granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of Semotus common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Scholes pricing model amounted to $6,800,000 and was originally being amortized to expense over a five year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the fiscal years ended March 31, 2003, 2002 and 2001, amortization amounted to $1,000,000, $1,360,000 and
$1,020,000, respectively.

Further, Semotus determined that an impairment charge to the GMP intellectual property asset, as well as an adjustment to its useful life, was necessary as of March 31, 2002, which amounted to $3,420,000 and brought the recorded value to $1,000,000 at March 31, 2002. This value has since been completely amortized as of March 31, 2003.

9.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                                          March 31,
                                                                          ---------
                                                                    2003             2002
                                                                -----------      -----------
Furniture and fixtures ....................................     $   308,777      $   308,676
Computers, and other office equipment .....................       1,083,960        1,090,226
Capitalized equipment leases ..............................          74,370           77,149
Leasehold improvements ....................................         120,059           95,920
Purchased software ........................................         321,742          358,705
                                                                -----------      -----------
                                                                  1,908,908        1,930,676
Less accumulated depreciation and amortization ............      (1,566,294)      (1,308,005)
                                                                -----------      -----------
                                                                $   342,614      $   622,671
                                                                ===========      ===========

10. ADVANCES ON TECHNOLOGY SALE:

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

The cash payments received up front, amounting to $2,190,000 and $2,900,000 respectively, had been accounted for under the provisions of the "Emerging Issues Task Force 88-18: Sales of Future Revenues" (EITF 88-18) and as such, were deferred and were reflected under the balance sheet caption "Advances on technology sales", andwere being amortized to income using the interest method over the terms of the agreements. The notes receivable due to the Company resulting from the sales had not been recorded, as it was expected that any fees or revenue share that otherwise might accrue to the buyers of the technologies as a result of the management and marketing agreements would not be sufficient to service the note receivable principal and interest payments due Semotus. If the notes receivable due to the Company were not repaid, as presently projected, the ownership of the intellectual properties will revert back to the Company at the end of the agreements. On June 14, 2000, the Company entered into an agreement with the buyers for an option to repurchase the QuoteXpress product for $4 million. As consideration, Semotus extended the term of existing warrants issued to the buyers for another two years, until June 2002 and issued 10,000 new options with an exercise price of $11.50 which expired in June 2002. The Company recorded the value of these warrants as a reduction of the technology advances.

Interest income on the notes has been recognized to the extent of the amounts due to buyers under the "Owners fee" provisions of the sales agreements, with both the interest income and the "Owners fee" reflected in other income, along with the amortization of the technology advances.

The products related to these agreements are obsolete and are not generating any revenue. The Company has fulfilled all obligations under these agreements and therefore the Company has amortized the remaining balance of the advances on technology sales liability into income as of March 31, 2003.

11. NOTE PAYABLE

During the fiscal year ended March 31, 2003, the Company entered into three notes payable to settle certain existing contractual obligations to third parties amounting to a total of $135,093 in notes payable. $78,869 was paid on these notes in fiscal year 2003. The total future payments on these notes is $56,224, which will be fully paid off in the fiscal year ending March 31, 2004.

Semotus entered into a one-year note payable with its primary banking institution in March 2001. The note was extended for six months in March 2002 and became due September 2002. The Company repaid the note in full in September 2002. The note payable had an interest rate of 7.2% in fiscal year 2003, which was the same as in the previous year. The interest was payable monthly, with the principal due and payable at maturity in September 2002. The note was secured by cash in the form of a certificate of deposit in the amount of $693,286 for the fiscal year ended March 31, 2002. The certificate of deposit mirrored the note payable in term and carried an interest rate of 2.0% in the past year.

12. CAPITAL LEASE:

In the fiscal year ended March 31, 2003, the Company did not sign or settle any capital leases.

In the fiscal year ended March 31, 2002, the Company and its subsidiaries signed leases amounting to $110,119.

Accumulated depreciation on capitalized lease assets was $45,222 and $22,265 at March 31, 2003 and 2002 respectively.

The combined principal and interest portions due under our capital leases for the next five years are as follows:

          YEAR ENDED MARCH 31,
          --------------------
          2004 .........................................    $ 26,265
          2005 .........................................      15,546
          2006 .........................................       2,166
          2007 .........................................          --
          2008 .........................................          --
                                                            --------
                                                              43,977
         Less imputed interest .........................      (5,057)
                                                            --------
         Total .........................................    $ 38,920
                                                            ========

13. CONVERTIBLE PREFERRED STOCK:

Under the Company's Articles of Incorporation, as amended in February 1998, the Company is authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2003, and 769,231 has been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2003.

Repurchase Of Preferred Stock:

On December 31, 2002, Semotus Solutions, Inc. and Brown Simpson Partners I, Ltd. (successors-in-interest to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P.) entered into a Preferred Stock Buy Back and Mutual Release Agreement. As part of the Agreement, Semotus repurchased from Brown Simpson all of the outstanding shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was reflected on Semotus' balance sheet as $5.7 million in Preferred Shareholder Equity. In consideration of the aforesaid purchase of the Shares, Semotus paid one hundred thousand dollars ($100,000.00) and issued to Brown Simpson 846,154 warrants to purchase shares of Common Stock of Semotus, exercisable at $0.01 per share, such price was a negotiated price. In addition, in consideration for Brown Simpson agreeing to enter into a settlement and mutual release related to its anti-dilution claim, the Company repriced Brown Simpson's existing 1,153,846 warrants to provide for an exercise price of $0.01 per share. The value of the warrants repriced as determined by the Black-Scholes method, has been charged to operations, while the value of the additional warrants issued has been charged to equity. On January 24, 2003, Brown Simpson exercised 1,153,846 warrants by remitting $11,538.46 to Semotus, and Brown Simpson was issued 1,153,846 shares of common stock. On May 1, 2003, Brown Simpson exercised 846,154 warrants exercisable at $0.01 per share by remitting $8,461.54 to Semotus, and Brown Simpson was issued 846,154 shares of common stock.

14. COMMON SHAREHOLDERS' EQUITY:

Under the Company's Articles of Incorporation, as amended in June 1999, Semotus is authorized to issue 50,000,000 shares of common stock, of which 19,275,211 and 17,200,784 was issued and outstanding as of March 31, 2003 and 2002 respectively.

During the fiscal year ended March 31, 2003, in August, 2002, in connection with the fiscal year 2002 acquisition of WizShop, the Company issued 613,403 common shares as additional purchase consideration (see Note 4, "Acquisitions - WizShop.com, Inc."). In April of 2002, in connection with the fiscal year 2002 acquisition of Application Design Associates, the Company issued 250,000 common shares as additional purchase consideration. However, on May 6, 2003 these 250,000 shares, as well as the original 250,000 shares issued to ADA, were returned to the Company as part of GBG's option to purchase ADA, which was closed on May 6, 2003. (See Note 4, "Acquisitions - Application Design Associates, Inc."). Additionally, during the fiscal year ended March 31, 2003, the Company issued 57,178 shares to settle certain liabilities of the Company or the Company's subsidiaries.

During the fiscal year ended March 31, 2002, in connection with the acquisition of Cross, the Company issued 64,947 common shares as additional purchase consideration (see Note 4, "Acquisitions - Cross Communications, Inc."). In May, 2001, in connection with the acquisition of WizShop, the Company issued 699,993 common shares (see Note 4, "Acquisitions - WizShop.com, Inc."). Also in May, 2001, in connection with the acquisition of ADA, the Company issued 250,000 common shares (see Note 4, "Acquisitions - Application Design Associates, Inc."). In addition, during the fiscal year ended March 31, 2002, the Company issued a total of 198,093 shares to various suppliers of services, and a total of 75,073 shares to settle certain liabilities of the Company or the Company's subsidiaries.

In December 2000, in connection with the acquisition of Five Star, the Company issued 550,000 shares of common stock (see Note 4, "Acquisitions - Five Star Advantage, Inc. and Tech-ni-comm, Inc.") In November 2000, in connection with the acquisition of Wares, the Company issued 249,998 shares of common stock (see
Note 4, "Acquisitions - ISS, Inc. dba WaresOnTheWeb.com"). On October 9, 2000, the Board of Directors approved a buy back program, whereby up to one million shares of the Company's outstanding stock may be bought in the open market over the next year. As of October 9, 2001, when the buy back program terminated, the Company had not bought back any shares of its common stock. In addition, during the fiscal year ended March 31, 2001, the Company issued a total of 29,345 shares to various suppliers of services, and a total of 87,420 shares to settle certain liabilities of the Company or the Company's subsidiaries.

In August 2000, in connection with the acquisition of Simkin, the Company issued 100,000 shares of common stock (see Note 4, "Acquisitions - Simkin, Inc.") On August 15, 2000, 54,342 warrants were cashless exercised and 33,865 shares of common stock were issued. In July, 2000, the Company issued a warrant to purchase 800,000 shares of common stock at an exercise price of $30.00 per share to an affiliate of J.P. Morgan Chase & Co. in exchange for all royalty and intellectual property rights associated with the GMP product (see Note 8, "GMP Intellectual Property and J.P. Morgan Chase Warrants"). In July, 2000 the Company also issued 62,500 shares of common stock in connection with the acquisition of Cross (See Note 4, "Acquisitions - Cross Communications, Inc.").

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

As of February 14, 2000, Semotus consummated a private placement to two investment funds of (i) 769,231 shares of Series B Convertible preferred stock (post split each share of Series B preferred stock is convertible into two shares of common stock) and (ii) five-year warrants to purchase up to an aggregate of 1,153,846 shares of common stock at an exercise price of $8.75 per share. The Company also issued a warrant to purchase up to 153,846 shares of common stock, at an exercise price of $6.50 per share, to its placement agent with respect to the private placement. The Company received $9,315,501 in cash, net of expenses and commissions of $684,499. On April 26, 2000, 300,000 shares of Series B convertible preferred stock were converted into 600,000 shares of common stock. As of March 31, 2002, 469,231 shares of Series B convertible preferred were outstanding, and as of March 31, 2003, no shares of Series B convertible preferred are outstanding. (See Note 13, "Convertible Preferred Stock").

Warrants:

As of March 31, 2003, a total of 2,225,658 warrants to purchase shares of Semotus' common stock remain outstanding. 846,154 of those were exercisable at $0.01 per share, and were subsequently exercised on May 1, 2003 (See Note 28 "Subsequent Events"). 800,000 are currently exercisable at $30.00 per share and expire on July 7, 2005. 300,000 are currently exercisable at $2.375 per share and expire on December 1, 2004. 99,504 are currently exercisable at $6.5 per share and expire on February 8, 2005. 150,000 are currently exercisable at $1.01 per share and expire on December 27, 2003. 30,000 are currently exercisable at $18.00 per share and expire on August 2, 2005.

STOCK OPTION PLAN:

In June 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 the Company's shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of the Company's common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of the Company's common stock to directors, officers, consultants and advisers of the Company. The Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2003, no stock appreciation rights have been granted under the Plan.

On May 1, 2002, all employees with a fifty thousand dollar annual salary or greater took a ten percent salary reduction. In exchange, on May 16, 2002, the Board of Directors approved the repricing of all of those employees' outstanding stock options under the Company's 1996 Stock Option Plan to $0.43 per share, and $0.47 per share for Anthony LaPine and Pamela LaPine (which equals 110% of the amended exercise price). Exercise prices ranged from $0.76 to $0.84 per share. Additionally, these employees received an additional grant equal to 10% of their total options granted under the Stock Option Plan to date.

Effective October 23, 2002 the Board of Directors of the Company approved the repricing of all of the options held by almost all of the employees (including executive officers) of the Company. Exercise prices ranged from $0.22 to $0.47 per share. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of its employees. Employees' existing option grants were repriced on October 23, 2002 to an exercise price of $0.15 per share (the current fair market value of the Company's common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock (Anthony LaPine and Pamela LaPine). All grants maintained their existing vesting schedules. These are deemed to be a repricing under FIN 44 and will result in variable plan accounting. While no compensation expense was required to be recognized in the fiscal year ended March 31, 2003, expense will be recognized in the future if the stock price increases above the revised exercise price of the options.

Activity for stock options under the 1996 Stock Option Incentive Plan through March 31, 2003 is as follows:

                                   Shares                                                  Weighted
                               Available for                                                Average
                                   Grant         Number of Options   Price Per Share     Exercise Price
                              --------------      --------------      --------------     --------------
Balances, March 31, 2000*           (852,342)          1,579,938      $0.50 - $20.00     $         4.64
Authorized ..............          2,500,000                  --                  --                 --
Granted .................         (3,529,000)          3,529,000       $0.50 - 28.77     $         5.74
Canceled ................          1,933,933          (1,933,933)     $0.50 - $28.77     $         9.42
Exercised ...............                 --            (131,288)      $0.50 - $2.53     $         1.33
                              --------------      --------------      --------------     --------------

Balances, March 31, 2001*             52,591           3,043,717      $0.56 - $20.00     $         3.02
Authorized ..............            845,000                  --                  --                 --

Granted .................         (4,543,680)          4,543,680       $0.67 - $7.00     $         1.02
Canceled ................          4,016,441          (4,016,441)     $0.56 - $20.00     $         2.68
Exercised ...............                 --              (8,302)      $1.28 - $1.63     $         1.40
                              --------------      --------------      --------------     --------------

Balances, March 31, 2002*            370,352           3,562,654       $0.67 - $5.44     $         0.86
Authorized ..............            855,000                  --                  --                 --
Granted .................         (4,957,530)          4,957,530       $0.14 - $0.66     $         0.25
Canceled ................          5,397,941          (5,397,941)      $0.15 - $5.44     $         0.55
Exercised ...............                 --                  --                  --                 --
                              --------------      --------------      --------------     --------------

Balances, March 31, 2003           1,665,763           3,122,243       $0.14 - $2.01     $         0.31

*The balances as of March 31, 2002, 2001 and 2000 reported in this Form 10K differ slightly from the balances as of March 31, 2002, 2001 and 2000 as reported in the Company's Form 10K filed last year; this is due to a small number of stock option activities, such as grants, cancellations and exercises, not having been reported by the time this table was drafted for the current Form 10K filing year. Management does not feel that these numbers are significant, as the difference between these numbers is only approximately 25,000 shares, or less than 1% of the total outstanding.

The weighted average fair value of those options granted during the years ended March 31, 2003, 2002 and 2001 was $0.29, $1.09 and $1.98, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 1,962,864, 1,268,477 and 568,570 shares were exercisable with a weighted average exercise price of $0.30, $0.80 and $3.06 at March 31, 2003, 2002 and 2001, respectively.

The following table summarizes the stock options outstanding at March 31, 2003:

                       OPTIONS OUTSTANDING                                       CURRENTLY EXERCISABLE
----------------------------------------------------------------------  -------------------------------------
                                      WEIGHTED
                    NUMBER            AVERAGE
                  OUTSTANDING        REMAINING           WEIGHTED             NUMBER            WEIGHTED
   RANGE OF       AT MARCH 31,      CONTRACTUAL           AVERAGE         EXERCISABLE AT         AVERAGE
EXERCISE PRICE        2003             LIFE            EXERCISE PRICE     MARCH 31, 2003     EXERCISE PRICE
--------------  ---------------  ------------------  -----------------  ------------------  -----------------
 $0.00 - $0.15        1,404,638         7.5                $0.15                   695,357        $0.15
 $0.16 - $0.20        1,286,000         7.0                $0.17                   980,974        $0.17
 $0.21 - $1.00          259,605         8.4                $0.75                   207,705        $0.75
 $1.01 - $5.00          172,000         8.1                $2.01                    78,828        $2.01
                ---------------  ------------------  -----------------  ------------------  -----------------
                      3,122,243         7.4                $0.31                 1,962,864        $0.30
                ===============  ==================  =================  ==================  =================

15. REVENUE

The Company derives revenue from its customers as discussed in Note 3, "Summary of Significant Accounting Policies: Revenue Recognition". From Semotus' wireless services segment, two customers accounted for 23% of the Company's revenues for the fiscal year ended March 31, 2003. One customer in the wireless services segment accounted for 17% of revenues, and a second customer in the wireless services segment accounted for 6% of revenues. None of these customers account for any significant accounts receivable at March 31, 2003.

From Semotus' wireless services segment, one customer accounted for 6% of the Company's revenues for the fiscal year ended March 31, 2002.

16. STOCK, OPTION AND WARRANT EXPENSE

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

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to five years. For the fiscal year ended March 31, 2003, interest rates used are the appropriate Treasury rate of 3.46%. The expected volatility ranged from 102% to 204%. The expense is recognized over the term of the agreement or when the services have been performed.

17. OTHER INCOME:

Other income (expense) consists of the following items:

                                                               YEAR ENDED MARCH 31,
                                                               --------------------
DESCRIPTION                                           2003             2002             2001
-----------                                           ----             ----             ----
Owners fee sales of technology                    $(1,176,750)     $(1,569,000)     $(1,569,000)
Interest on note from sales of technology           1,176,750        1,569,000        1,569,000
Amortization of technology advances                   206,723          306,908          371,052
Cancellation of sales of technology contracts         628,927               --               --
Miscellaneous income (expense)                        287,406          (17,223)          60,473
                                                  -----------      -----------      -----------
Total other income                                $ 1,123,056      $   289,685      $   431,525
                                                  ===========      ===========      ===========

18. INCOME TAXES:

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

Net operating loss carryforwards available for the Company for U.S. tax purposes are as follows as of March 31, 2003:

           ----------------------------------------- --------------------------------------
                        FEDERAL                                      STATE
           ----------------------------------------- --------------------------------------
                BALANCE            EXPIRATION            BALANCE              EXPIRATION
           -----------------  ---------------------  ------------------  ------------------
                $  2,729,703          2012                 $  1,640,034          2004
                   3,219,423          2013                    1,453,582          2005
                   4,429,411          2019                    4,298,379          2011
                   3,684,281          2020                    3,294,278          2012
                   9,313,338          2021                    1,761,956          2013
                                                         --------------
                   8,036,642          2022                 $ 12,448,229
                   2,171,022          2023               ==============
           -----------------
                $ 33,583,820
           =================

At March 31, 2003, the Company has approximately $2,168,853 in Canadian net operating loss carryforwards that expire from 2004 through 2008.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2003 and 2002, the Company had net deferred tax assets of approximately $13,862,275 and $11,753,500, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to the Company's net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changed during this fiscal year by $2,108,775 and by $2,161,000 in fiscal year 2002, and $3,592,500 in fiscal year 2001.

19. EARNINGS PER SHARE (EPS) DISCLOSURES:

NET LOSS PER SHARE:

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                             March 31,
                                         ------------------------------------------------
                                             2003              2002              2001
                                         ------------      ------------      ------------
Basic EPS:
         Net loss                        $ (3,432,350)     $(18,444,478)     $(11,293,381)
                                         ============      ============      ============
      Weighted average common shares
outstanding                                18,039,262        16,975,660        15,199,895
                                         ============      ============      ============
Basic EPS                                $      (0.19)     $      (1.09)     $      (0.74)
                                         ============      ============      ============
Diluted EPS:
           Net loss                      $ (3,432,350)     $(18,444,478)     $(11,293,381)
                                         ============      ============      ============
      Weighted average common shares
outstanding                                18,039,262        16,975,660        15,199,895
       Convertible preferred                       --                --                --
       Warrants                                    --                --                --
       Stock options                               --                --                --
       Total shares                        18,039,262        16,975,660        15,199,895
                                         ------------      ------------      ------------
Diluted EPS                              $      (0.19)     $      (1.09)     $      (0.74)
                                         ============      ============      ============

In 2003, 2002 and 2001, 5,347,901 potential shares, 7,557,135 potential shares and 7,053,854 potential shares respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

20. OPERATING LEASES:

In the fiscal year ended March 31, 2003, Semotus moved at the end of its lease from its office in San Jose, California to an office in Los Gatos, California. Semotus closed down its office for its Five Star operation in Valencia, California, concurrent with the closing of the Five Star operations. Semotus continued to sublease its office space in Sherman Oaks, California, where WizShop resided, as those operations have been absorbed into the rest of the Company; this sublease ended in April of 2003. Semotus continues to rent office space in Vancouver, Canada for its R&D facilities. Rental expense for all of these facilities was $187,388 in fiscal 2003, $548,354 in 2002 and $613,456 in 2001.

The Company currently leases space for its operations in Los Gatos, California and Vancouver, British Columbia. The lease for the California office expires in September 2004, with an option to terminate one year earlier without penalty, and the lease for the office located in British Columbia expires in June 2007. The terms and conditions of the leases are normal and customary.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                2004 .....................    $  77,683
                2005 .....................       49,353
                2006 .....................       23,184
                2007 .....................       24,426
                2008 .....................        6,210
                                              ---------
                                              $ 180,856
                                              =========

21. RELATED PARTY TRANSACTIONS:

Effective May 1, 1996, the Company entered into a three year employment agreement with the Company's Chief Executive

Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one year terms unless notice is provided by either party. On December 1, 1999, the Board of Directors granted the Chief Executive Officer a warrant to purchase 300,000 shares of common stock at $2.375 per share, as part of his compensation package.

In conjunction with the private placement dated November 5, 1997 the Chief Executive Officer of the Company entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 560,000 shares of preferred stock with detachable warrants to purchase 280,000 shares of the Company's common stock at $2.50 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 7%. This note was for the purchase of stock and did not result in the Company lending cash to Mr. LaPine. Mr. LaPine has not sold any of the stock purchased with this note and has not received any cash income related to this transaction. Additionally, the warrants to purchase 280,000 shares at $2.50 per share have terminated.

On January 15, 2000, the Company entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,050,000 promissory note would be forgiven if he continues to serve as the Company's Chief Executive Officer through May 1, 2004, and there are no uncured defaults by him under his Employment Agreement on May 1, 2004. The note, together with interest accrued thereon has been presented as contra-equity in the balance sheet. The note plus interest is being amortized over the period of the contract of employment. Consequently, in the year ended March 31, 2003 expense of $631,435 has been recorded as employment compensation.

On July 26, 2002, the Board of Directors approved the reduction in the purchase price of the 560,000 shares of this corporation's Common Stock from $3.75 per share to $0.25 per share (representing the current fair market value of the shares); consequently, $480,049 was forgiven, and the $1,050,000 promissory note was canceled in exchange for a new promissory note in the principal amount of $140,200 and otherwise containing the same terms and conditions as the surrendered promissory note. Consequently, the loan amortization schedule was accelerated in the amount of $480,049 due to the re-valuation of the loan amount from $1,050,000 to $140,200.

In 2001, WizShop.com, Inc., one of the Company's subsidiaries, entered into an employment agreement with Steve McAllister, providing, among other things, an annual salary of $150,000. As of March 27, 2003, Mr. McAllister resigned and the employment agreement by and among Mr. McAllister and WizShop was terminated.

22. COMMITMENTS AND CONTINGENCIES:

Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleges eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arises out of Earthlink's breach of the written agreement with Wizshop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop is entitled to under the agreement. We are seeking monetary damages for the above matter. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to WizShop a total sum of $210,000.

Semotus and WizShop were dismissed with prejudice on March 7, 2003 from a class action lawsuit brought by the California Teachers' Retirement System in November of 2002.

We are also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

23. EMPLOYEE BENEFIT PLAN:

During 1998, the Company established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions in 2003, 2002 or 2001.

24. SEGMENT INFORMATION

Semotus' business has evolved into three segments: wireless services, enterprise and commerce sales, and professional and related services.

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

As Semotus continues to centralize and consolidate its business, the nature and structure of the business segments may change.

                                                                     Enterprise and
                                                        Wireless       commerce     Professional and  Corporate and
                                                        Services         sales      related services      other           Total
                                                      ------------    ------------    ------------    ------------    ------------
As of and for the Year Ended March 31, 2003:
Revenue from continuing operations                    $  1,293,801    $  1,005,060    $     45,390              --    $  2,344,251
Gross profit from continuing operations               $    946,489    $    428,101    $     40,418              --    $  1,415,008
Operating income (loss) from continuing operations*   $ (1,254,049)   $    308,775    $     21,846    $ (3,013,771)   $ (3,937,199)
Net loss from discontinued operations                           --              --              --    $   (799,090)   $   (799,090)
Depreciation and amortization from continuing         $    251,262    $     60,454    $      1,880    $  1,000,000    $  1,313,596
operations
Capital expenditures                                  $     16,949              --              --              --    $     16,949
Total assets from discontinued operations                       --              --              --    $    706,932    $    706,932
Total assets, March 31, 2003                          $  3,027,947    $    482,237    $    265,613    $    872,759    $  4,648,556

As of and for the Year Ended March 31, 2002:
Revenue from continuing operations                    $  1,305,347    $  1,114,481    $    111,590              --    $  2,531,418
Gross profit from continuing operations               $    793,510    $    459,595    $     83,035              --    $  1,336,140
Operating loss from continuing operations*            $   (837,442)   $    (75,944)   $   (113,520)   $(14,313,914)   $(15,340,820)
Net loss from discontinued operations                           --              --              --    $ (3,662,553)   $ (3,662,553)
Depreciation and amortization from continuing         $    340,482    $     42,291    $     25,005    $  2,672,285    $  3,080,063
operations
Capital expenditures                                  $     24,588              --              --              --    $     24,588
Total assets from discontinued operations                       --              --              --    $  1,600,341    $  1,600,341
Total assets, March 31, 2002                          $  7,133,204    $  1,272,567    $    246,597    $  1,684,695    $ 10,337,063

As of and for the Year Ended March 31, 2001:
Revenue from continuing operations                    $  1,731,948              --    $    178,246              --    $  1,910,194
Gross profit from continuing operations               $    746,643              --    $    128,948              --    $    875,591
Operating loss from continuing operations*            $ (3,016,513)             --    $   (265,616)   $ (7,734,526)   $(11,016,655)
Net loss from discontinued operations                           --              --              --    $ (1,380,166)   $ (1,380,166)
Depreciation and amortization from continuing         $    282,832              --    $      9,208    $  1,494,474    $  1,786,514
operations
Capital expenditures                                  $    223,231              --              --    $    203,208    $    426,439
Total assets from discontinued operations                       --              --              --    $  2,419,982    $  2,419,982
Total assets, March 31, 2001                          $  8,894,324              --    $  1,461,401    $ 11,414,236    $ 21,769,961

* Certain corporate marketing, research and development and general and administrative costs have not been allocated to the segments and have been included in "Corporate and other".

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             QUARTER        QUARTER
                              QUARTER         ENDED          ENDED         QUARTER      YEAR ENDED
                             ENDED JUNE   SEPTEMBER 30,   DECEMBER 31,   ENDED MARCH     MARCH 31,
                              30, 2002        2002            2002        31, 2003         2003
                            -----------    -----------    -----------    -----------    -----------
Revenue from continuing
operations                  $   614,094    $   545,937    $   600,657    $   583,563    $ 2,344,251
Gross profit (loss) from
continuing operations           394,308        288,412        385,670        346,618      1,415,008
Net loss                     (1,034,557)    (1,229,151)      (571,944)      (596,698)    (3,432,350)
Net loss per common share
basic and diluted           $     (0.06)   $     (0.07)   $     (0.03)   $     (0.03)   $     (0.19)


                                             QUARTER        QUARTER
                              QUARTER         ENDED          ENDED         QUARTER      YEAR ENDED
                             ENDED JUNE   SEPTEMBER 30,   DECEMBER 31,   ENDED MARCH     MARCH 31,
                              30, 2001        2001            2001        31, 2001         2001
                            -----------    -----------    -----------    -----------    -----------
Revenue from continuing
operations                  $   436,620    $   922,506    $   619,313    $   552,979    $ 2,531,418
Gross profit (loss) from
continuing operations           202,410        472,550        353,519        307,661      1,336,140
Net loss                     (3,929,818)    (2,676,913)    (1,970,399)    (9,867,348)   (18,444,478)
Net loss per common share
basic and diluted           $     (0.24)   $     (0.16)   $     (0.11)   $     (0.58)   $     (1.09)

Due to the discontinuation of ADA in the fourth quarter of fiscal year 2003, the amounts listed above will differ from the amounts previously reported in the Company's Form 10-Qs. (See Note 5, "Discontinued Operations".)

26. STRATEGIC INVESTMENT IN ADA

On January 18, 2002 the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA.

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

At the end of 15 months, GBG had the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash or (ii) return of the 250,000 shares of common stock received for assuming the personal loan. The purchase agreement also carried a price guaranty, for which Semotus issued an additional 250,000 shares (see Note 4, "Acquisitions - Application Design Associates, Inc."). On May 6, 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of Semotus' common stock. This decision resulted in the discontinuation of ADA's operations in fiscal year 2003.

27. VALUATION AND QUALIFYING ACCOUNTS

                                                                                       REDUCTION
                                                                                         AGAINST
                           BALANCE AT                     CHARGED TO     CHARGED TO      BALANCE       BALANCE AT
                            MARCH 31,       ACQUIRED       COST OF       OPERATING        SHEET         MARCH 31,
                              2000          BALANCES      GOODS SOLD     EXPENSES        ACCOUNT          2001
                            ---------      ---------      ---------      ---------      ---------       ---------
Allowance for doubtful
accounts                    $     337      $   1,059      $      --      $  76,385      $ (41,814)      $  35,967

                                                                                       REDUCTION
                                                                                         AGAINST
                           BALANCE AT                     CHARGED TO     CHARGED TO      BALANCE       BALANCE AT
                            MARCH 31,       ACQUIRED       COST OF       OPERATING        SHEET         MARCH 31,
                              2001          BALANCES      GOODS SOLD     EXPENSES        ACCOUNT          2002
                            ---------      ---------      ---------      ---------      ---------       ---------
Allowance for doubtful
accounts                    $  35,967      $      --      $      --      $ 169,852      $(139,819)      $  66,000

                                                                                       REDUCTION
                                                                                         AGAINST
                           BALANCE AT                     CHARGED TO     CHARGED TO      BALANCE       BALANCE AT
                            MARCH 31,       ACQUIRED       COST OF       OPERATING        SHEET         MARCH 31,
                              2003          BALANCES      GOODS SOLD     EXPENSES        ACCOUNT          2003
                            ---------      ---------      ---------      ---------      ---------       ---------
Allowance for doubtful
accounts                    $  66,000             --             --      $  15,590      $  (4,500)      $  77,090

28. SUBSEQUENT EVENTS

On May 1, 2003, Brown Simpson exercised 846,154 warrants by remitting $8,461.54 to Semotus, and Brown Simpson was issued 846,154 shares of common stock.

On May 6, 2003, GBG exercised its option to purchase the remaining 51% of ADA from Semotus. (See Note 26 - "Strategic Investment in ADA"). As a result, the ADA operations have been discontinued in fiscal year 2003.

On May 15, 2003, Semotus, Cross Communications, Inc. and Kathleen Wold executed an Amendment to the Agreement of Merger dated July 10, 2000, whereby Semotus agreed to issue 187,500 restricted common shares in exchange for the termination and full settlement of all remaining obligations under the Merger Agreement.

On May 19, 2003, WizShop, Semotus and Earthlink entered into a settlement and mutual general release agreement, whereby Earthlink shall pay to WizShop a sum of $210,000. (See Part I, Item 3, "Legal Proceedings")

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: JUNE 30, 2003                SEMOTUS SOLUTIONS, INC.


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


        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/S/ ANTHONY N. LAPINE
------------------------       CHIEF EXECUTIVE OFFICER     JUNE 30, 2003
ANTHONY N. LAPINE              AND CHAIRMAN OF THE BOARD


/S/ CHARLES K. DARGAN II
------------------------       CHIEF FINANCIAL OFFICER,    JUNE 30, 2003
CHARLES K. DARGAN II           TREASURER


/S/ MARK WILLIAMS
------------------------       DIRECTOR                    JUNE 30, 2003
MARK WILLIAMS


/S/ LAURENCE MURRAY
------------------------       DIRECTOR                    JUNE 30, 2003
LAURENCE MURRAY


/S/ ROBERT LANZ
------------------------       DIRECTOR AND CHAIRMAN       JUNE 30, 2003
ROBERT LANZ                    OF THE AUDIT COMMITTEE

                                 CERTIFICATIONS

I, Anthony N. LaPine, President and Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10K of Semotus Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/S/ ANTHONY N. LAPINE
----------------------------
ANTHONY N. LAPINE
PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10K of Semotus Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/S/ CHARLES K. DARGAN, II
--------------------------------
CHARLES K. DARGAN, II
CHIEF FINANCIAL OFFICER