Form 10-Q
period 2003-06-30
SEMOTUS SOLUTIONS INC
filed 2003-08-14
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                         COMMISSION FILE NUMBER: 1-15569

                             SEMOTUS SOLUTIONS, INC.

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

Yes [X] No [_]

There were 20,140,997 shares of the Registrant's Common Stock outstanding as of August 10, 2003.

Transitional Small Business Disclosure Format: Yes [_] No [X]

================================================================================

                             SEMOTUS SOLUTIONS, INC.




                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a. Consolidated Balance Sheets as of June 30, 2003
         and March 31, 2003                                                 3

     b.  Consolidated Statements of Operations and
         Comprehensive Loss for the three-month periods
         ended June 30, 2003 and 2002                                       4

     c.  Consolidated Statements of Cash Flows for the three
          months ended June 30, 2003 and 2002                               5

     d.  Notes to the Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

ITEM 4.  CONTROLS AND PROCEDURES                                           13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14
ITEM 5.  OTHER INFORMATION                                                 14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                           June 30           March 31
                                                                             2003              2003
                                                                         ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $  1,745,302      $  1,976,062
  Trade receivables (net of allowance for doubtful accounts of
  $6,090 at June 30, 2003 and $77,090 at March 31, 2003)                      186,155           140,646
  Prepaid expenses and other current assets                                    39,772            52,161
  Current assets held for sale                                                   --             298,200
                                                                         ------------      ------------

          Total current assets                                              1,971,229         2,467,069

Property and equipment, net                                                   292,081           342,614
Goodwill, net                                                               1,430,141         1,430,141
Non-current assets held for sale                                                 --             408,732
                                                                         ------------      ------------

          Total assets                                                   $  3,693,451      $  4,648,556
                                                                         ============      ============

                                   LIABILITIES

CURRENT LIABILITIES:
    Accounts payable                                                     $    387,526      $    392,826
    Accrued vacation                                                           64,889            69,808
    Other accrued liabilities                                                  52,690            79,999
    Notes payable                                                              37,925            56,224
    Current portion of capital lease obligations                               20,977            23,731
    Deferred revenue                                                          108,748            79,119
    Current liabilities related to assets held for sale                          --             300,717
                                                                         ------------      ------------
          Total current liabilities                                           672,755         1,002,424


Capital lease obligation, net of current portion                                3,829            15,189
Non-current liabilities related to assets held for sale                          --             321,216
                                                                         ------------      ------------

          Total liabilities                                                   676,584         1,338,829
                                                                         ------------      ------------

Commitments and contingencies (Note 8)
                                                                         ------------      ------------

                           COMMON SHAREHOLDERS' EQUITY



Common stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 20,100,997 at June 30, 2003 and 19,275,211
at March 31, 2003                                                             201,010           192,752
Additional paid-in capital                                                 66,501,024        66,163,351
Accumulated other comprehensive loss                                          (78,333)          (93,306)
Notes receivable - related parties                                            (72,341)          (91,281)
Accumulated deficit                                                       (63,534,493)      (62,861,789)
                                                                         ------------      ------------

           Total common shareholders' equity                                3,016,867         3,309,727
                                                                         ------------      ------------
           Total liabilities and common shareholders' equity             $  3,693,451      $  4,648,556
                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                            2003              2002
                                                        ------------      ------------
Revenues:                                               $    353,662      $    614,094

Cost of sales:                                                82,388           215,951
                                                        ------------      ------------

Gross Profit                                                 271,274           398,143

Operating expenses:
    Research and development                                 161,676           224,854
    Sales and marketing                                      187,998           276,949
    General and administrative                               367,041           541,523
    Depreciation and amortization                             54,958           333,275
    Stock, option and warrant expense                        378,650            21,054
                                                        ------------      ------------

    Total operating expenses                               1,150,323         1,397,655
                                                        ------------      ------------

      Operating loss from continuing operations             (879,049)         (999,512)

Other income                                                 206,345           104,841
                                                        ------------      ------------

    Net loss from continuing operations                     (672,704)         (894,671)
    Net loss from discontinued operations                       --            (139,887)
                                                        ------------      ------------
Net loss                                                    (672,704)       (1,034,558)

Other comprehensive income - Translation adjustment           14,973            14,231
                                                        ------------      ------------

Comprehensive loss                                      $   (657,731)     $ (1,020,327)
                                                        ============      ============

Net loss per common share:
    Basic                                               $      (0.03)     $      (0.06)
    Diluted                                             $      (0.03)     $      (0.06)

    Weighted average shares used in per share
    calculation, basic and diluted                        19,730,808        17,382,241
                                                        ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Three Months Ended
                                                                       June 30,
                                                                 2003             2002
                                                             -----------      -----------
Cash flows from operating activities:
   Net loss                                                  $  (672,704)     $(1,034,558)
      Loss from discontinued operations                             --            139,887
                                                             -----------      -----------
      Net loss from continuing operations                       (672,704)        (894,671)
   Foreign currency translation adjustment                        14,973           14,231

   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:

      Depreciation and amortization                               54,958          333,275
      Compensation expense related to stock and stock
        options issued for services                              378,650           21,054
      Net amortization of contract income                           --           (105,855)
      Amortization of advances on technology sales                  --            (71,302)
      Amortization of notes receivable                            18,940          (82,230)
      Net gain from disposition  of assets                        (3,618)            --
      Non-cash settlement of liabilities                          (5,543)          30,152

    Changes in assets and liabilities net of acquired
      assets and liabilities due to acquisitions:
      Accounts and other receivables                             (45,509)         (35,356)
      Prepaid expenses and other assets                           12,388           19,616
      Accounts payable                                            (5,300)          66,625
      Accrued liabilities                                        (32,228)        (151,062)
      Deferred revenue                                            29,629          (37,385)
                                                             -----------      -----------

   Net cash used in operating activities                        (255,364)        (892,908)
                                                             -----------      -----------

Cash flows from investing activities:
   Acquisition of property & equipment                              --            (17,937)
                                                             -----------      -----------

   Net cash used in investing activities                            --            (17,937)
                                                             -----------      -----------

Cash flows from financing activities:
   Repayments of notes payable                                   (18,299)            --
   Repayments of capital lease obligations                        (9,378)         (22,119)
   Proceeds from exercise of options and warrants                 52,281             --
                                                             -----------      -----------

   Net cash provided by (used in) financing activities            24,604          (22,119)
                                                             -----------      -----------

   Net cash provided by discontinued operations                     --            223,908
   Net decrease in cash and cash equivalents                    (230,760)        (709,056)
   Cash and cash equivalents, beginning of period              1,976,062        4,751,094
                                                             -----------      -----------

   Cash and cash equivalents, end of period                  $ 1,745,302      $ 4,042,038
                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)


                                                                 Three Months Ended
                                                                       June 30,
                                                                 2003           2002
                                                              ----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                        $    5,473     $    9,329
                                                              ==========     ==========

Cash paid for income taxes                                    $     --       $    5,981
                                                              ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Additional non-cash purchase consideration paid to
   shareholder of Cross Communications, Inc. pursuant
   to the third year share price guarantee and settlement
   of the Merger Agreement                                    $   30,815     $     --
                                                              ==========     ==========

Non-cash compensation expense due to variable accounting
   for repriced stock options                                 $  347,835     $     --
                                                              ==========     ==========

Common stock issued for services                              $     --       $   21,054
                                                              ==========     ==========

Common stock issued for liabilities                           $     --       $   16,235
                                                              ==========     ==========



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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations and comprehensive loss for the three-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the three months ended June 30, 2003 and 2002 have been prepared by the Company, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. (ADA). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent company. Five Star's and Wares on the Web's operations have been discontinued as of June 28, 2002 and August 19, 2002, respectively. ADA has been sold as of May 6, 2003. WizShop's remaining contract for customer loyalty software expired on March 31, 2003 and currently the subsidiary has no further contracts in process. All other subsidiaries generate revenues from the sales of products and services.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of June 30, 2003, the Company does not have any variable interest entities.

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. The Company is currently reviewing how this might affect revenue recognition for arrangements the Company could enter into that have multiple deliverables. At June 30, 2003, Semotus does not have any contracts with multiple deliverables.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instrument embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. The Company historically has not used derivatives or hedging instruments. Currently, the Company does have a small exposure to the Canadian - U.S. dollar exchange rate, but has not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition

4. OTHER INCOME

Other income is substantially comprised of the $210,194 litigation settlement with Earthlink offset somewhat by miscellaneous expenses. Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleged eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arose out of Earthlink's breach of the written agreement with Wizshop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop was entitled to under the agreement.. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to WizShop a total sum of $210,000.

5.  STOCK-BASED COMPENSATION EXPENSE

The Company accounts for employee stock-based compensation plans using the intrinsic value method of recognition and measurement principles as delineated in APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock based employee compensation cost is reflected in the statement of operations upon granting of stock options, as all options granted under the Company's Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the day of grant. However, since certain employee stock options were repriced in October 2002, the Company accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, and accordingly, compensation expense was recorded since the current market price of the underlying stock exceeded the exercise price on the date the grant was repriced.

The following is a summary of the effect on net income (loss) and per share impacts if the Company had applied a fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock-based compensation for the periods indicated:

                                                                          THREE MONTHS  ENDED
                                                                                JUNE  30,
                                                                          2003             2002
                                                                      -----------      -----------
     Net loss, as reported                                            $  (672,704)     $(1,034,558)
     Add: Total stock-based employee compensation expense
     determined under intrinsic value based method for all awards         347,835             --

     Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards              (31,139)          (5,964)

     Pro forma net loss                                                  (356,008)      (1,040,522)

     Net income (loss) per share:
     Basic - as reported                                              $     (0.03)     $     (0.06)

     Basic - pro forma                                                $     (0.02)     $     (0.06)

     Diluted - as reported                                            $     (0.03)     $     (0.06)

     Diluted - pro forma                                              $     (0.02)     $     (0.06)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

6. EARNINGS PER SHARE (EPS) DISCLOSURES:

In accordance with SFAS No. 128 "Earnings Per Share " (EPS), the Company reports Basic and Diluted EPS as follows: Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended June 30, 2003 and 2002, 4,456,157 potential shares and 7,517,303 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

7. DISCONTINUED OPERATIONS.

As part of Semotus' Centralization and Consolidation Plan, which is further described in the Company's March 31, 2003 Form 10-K, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, Semotus decided to discontinue the operations of Wares on the Web in August, 2002. The Wares on the Web operations were unprofitable. Furthermore, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002.

On January 18, 2002 the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid Semotus $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. In May, 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of Semotus' common stock. This decision resulted in the discontinuation of ADA's operations in fiscal year 2003.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar, Wares and ADA have been recorded as discontinued operations in the three month period ended June 30, 2002. The net loss from discontinued operations of $139,887 consisted of a net loss from operations of $122,835 at Five Star, net income from operations of $4,779 at Wares and a net loss from operations of $21,831 at ADA for the three months ended June 30, 2002. A net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized at March 31, 2003. No gain or loss was recorded upon the disposition of the assets and liabilities of ADA, however, a net loss from discontinued operations of $677,069 was recorded as of March 31, 2003, mostly comprised of an impairment to goodwill of $635,724.

8. COMMITMENTS AND CONTINGENCIES:

Effective October 23, 2002 the Board of Directors of the Company approved the repricing of most of the options under the Company's 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members of the Company. The Board of Directors determined such a reprice to be appropriate in order to sustain the incentivization of its employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of the Company's common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and will result in variable plan accounting. A compensation expense in the amount of $347,835 was required to be recognized in the three months ended June 30, 2003, and expense will be recognized in the future if the stock price continues to be above the revised exercise price of the options.

The Company continues to be a party to certain commitments and contingencies, as previously reported in Note 22 and Part I, Item 3 of Registrant's Form 10K for the year ended March 31, 2003. Please also refer to Part II, Item 1 of this report for any additional litigation contingencies.

9. SEGMENT INFORMATION

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, the Company determined that its ongoing operations were in one segment, wireless and mobile enterprise software. The Company's products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, Semotus will report the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been restated to conform to the single segment.

In the last fiscal year, WizShop did have revenue and expenses from its customer loyalty contract, which have been included in the restated single segment. For the three months ended June 30, 2002,WizShop's revenue was $ 254,114 and the operating expenses were $174,892, including $144,240 in cost of sales. In the prior year this financial information was part of the Enterprise and Commerce Sales segment.

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

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2003.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

Critical accounting policies affecting us have not changed materially since March 31, 2003. However, in accordance with FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company has made more detailed disclosure of the effect of the fair value method of accounting for stock options in its Notes to the Consolidated Financial Statements. See Note 5, "Stock Based Compensation Expense".

OVERVIEW

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, the Company determined that its ongoing operations were in one segment, wireless and mobile enterprise software. The Company's products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, Semotus will report the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been restated to conform to the single segment.

As a result of the centralization and consolidation implementation, the net loss declined to $672,704 from $1,034,558 and to $0.03 per share from $0.06 per share in the three months ended June 30, 2003 versus 2002. Likewise, the overall cash decline was reduced to $230,760 from $709,056 in the three months ended June 30, 2003 versus 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Revenues for the three months ended June 30, 2003 were $353,662, as compared to $614,094 for the three months ended June 30, 2002.

The difference is largely due to the customer loyalty contract at WizShop, which was completed on March 31, 2003. The recorded revenue resulted from the amortization of deferred revenue and as such, had no impact on the cash position of the Company. Revenues from wireless and mobile enterprise software sales were approximately the same in the three months ended June 30, 2003 and 2002.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 77% in the three months ended June 30, 2003 from 65% in the same period ended June 30, 2002. The increase is the result of continuing improvements in the reduction of costs for the mobile enterprise software products. Also, the customer loyalty contract at WizShop was included in the last fiscal year, which had lower margins than the mobile enterprise software products. The cost of sales consists mainly of network and airtime charges and data feed charges.

OPERATING EXPENSES

Operating expenses declined overall in the three month period ended June 30, 2003 versus the same period in the last fiscal year, due to the full amortization of the GMP asset and due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas of the firm, including research and development, sales and marketing and general and administrative cost centers. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                  Three Months  Ended
                                                         June 30,
                                                -------------------------
          Description                              2003           2002
          ---------------------------------     ----------     ----------
          Research and development              $  161,676     $  224,854
          Sales and marketing                      187,998        276,949
          General and administrative               367,041        541,523
          Depreciation and amortization             54,958        333,275
          Stock, option and warrant expense        378,650         21,054
                                                ----------     ----------
          Total                                 $1,150,323     $1,397,655
                                                ==========     ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. Much of the development work for the Global Market Pro, Equity Market Pro and HiplinkXS products has been completed which has reduced research and development expenses. Remaining engineering costs are production projects for the existing products and services.

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

General and administrative expenses include senior management, accounting, legal and consulting. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the three months ended June 30, 2003 as personnel and offices were reduced and operating functions were consolidated.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three months ended June 30, 2003 versus 2002 is as a result of the full amortization of the GMP asset, the reduced asset balances to be amortized from the discontinuance of the FiveStar, Wares and ADA operations, and from the decline in capital spending at Semotus.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for certain accrued liabilities. The common stock issued was valued at its fair market value at the time of issuance, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires the Company to record compensation expense for changes in the fair value of the Company's common stock. $347,835 in compensation expense was required to be recognized in the three months ended June 30, 2003; No compensation expense for variable stock options was required to be recognized in the three months ended June 30, 2002. Expense will also be recognized in the future if the stock price continues to be above the revised exercise price of the options. Therefore, the increase in non-cash charges for compensation is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expense for the three months ended June 30, 2003 are primarily interest income from invested cash, interest expense from notes payable, and the legal settlement with WizShop (see Note 4, "Other Income"). For the three months ended June 30, 2002 non-operating income and expense also included interest income and expense as well as amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003.

Net interest income declined as less cash was available for investment during the three month periods ended June 30, 2003 versus 2002 as Semotus continues with operating losses. The overall increase in non-operating income was due to the WizShop settlement offset somewhat by the decline in the amortization of technology advances income. Semotus determined that as of March 31, 2003, the technology transactions were completed and therefore the contracts were terminated (see Note 10, "Advances on Technology Sale" in our Annual Report on Form 10-K for the year ended March 31, 2003).

COMPREHENSIVE LOSS

The comprehensive loss of $657,731 or $0.03 per share for the three months ended June 30, 2003, compared to $1,020,327 or $0.06 per share for the three months ended June 30, 2002, respectively, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 67% for the three month period ended June 30, 2003 versus 2002. The sources and uses of cash are summarized as follows (unaudited):

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                 2003           2002
                                                              ---------      ---------
          Cash used in operating activities                   $(255,364)     $(892,908)

          Cash used in investing activities                        --          (17,937)

          Cash provided by (used in) financing activities        24,604        (22,119)

          Net cash provided by discontinued operations             --          223,908
                                                              ---------      ---------
          Net decrease in cash and cash equivalents           $(230,760)     $(709,056)
                                                              =========      =========

Cash used in operating activities from continuing operations consisted principally of a net loss of $672,704 offset by $378,650 of stock based compensation, and somewhat offset by non-cash charges of $54,958 of depreciation and amortization, and $18,940 of amortization of notes receivable. Other operating activities that contributed to the use of cash were $41,020 in the net change of current assets and current liabilities. This largely resulted from decreases in accrued liabilities and accounts payable of $32,228 and $5,300 respectively and increases in accounts receivable of $45,509, offset somewhat by increases in deferred revenue of $29,629.

There was no cash used in investing activities for the three months ended June 30, 2003. Cash used in investing activities for the three months ended June 30, 2002 consisted principally of the acquisition of property and equipment.

Cash flows from financing activities produced a net increase in cash of $24,604, which resulted primarily from the exercise of stock options, offset slightly from repayments on notes payable and capital leases.

As of June 30, 2003, the Company had cash and cash equivalents amounting to $1,745,302, a decrease of $230,760 from the balance at March 31, 2003. Working capital decreased to $1,298,474 at June 30, 2003 from $1,464,645 at the fiscal 2003 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of June 20, 2003, the Company does not have any variable interest entities.

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. The Company is currently reviewing how this might affect revenue recognition for arrangements the Company could enter into that have multiple deliverables. At June 30, 2003, Semotus does not have any contracts with multiple deliverables.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instrument embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. The Company historically has not used derivatives or hedging instruments. Currently, the Company does have a small exposure to the Canadian - U.S. dollar exchange rate, but has not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and our acquisitions of Cross, Simkin and WizShop, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended March 31, 2003. Semotus Solutions claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2003, we had cash and cash equivalents of $1,745,302. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to changes in interest rates for these accounts.

The Company also has short-term notes payable in the amount of $37,925, at June 30, 2003. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at June 30, 2003.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Loss. At June 30, 2003, the cumulative translation loss was $78,333. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure. The Company does actively monitor the situation and as of June 30, 2003 there has been a small but trending decline in the U.S. dollar against the Canadian dollar. Should the trend continue, the Company would seek to limit or hedge the exposure.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Semotus' chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the three month period ended June 30, 2003, and concluded that the Company's disclosure controls and procedures were effective as of this date.

b) Changes in internal controls. There were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Earthlink lawsuit as previously reported in the Company's Form 10K for the year ended March 31, 2003 has been settled. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to

WizShop a total sum of $210,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended June 30, 2003, the Company did not issue any shares of its common stock to suppliers of services to the Company. However, the Company did issue 187,500 shares of common stock to Kathleen Wold on May 21, 2003 pursuant to an Amendment to the Agreement of Merger between Semotus, Acquisition Wireless, Inc., Cross Communications and Kathleen Wold in which the share price guarantee provision of the Merger Agreement was accelerated, and each party was released of any and all other remaining obligations.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

31.1  Certifications
31.2  Certifications
32.1  Certification Pursuant To 18 U.S.C. ss.1350
32.2  Certification Pursuant To 18 U.S.C. ss.1350

b) Reports on Form 8-K:

The Company filed two Current Reports on Form 8-K during this quarter. On May 7, 2003 a Form 8-K was filed with respect to the exercise of an option to purchase the remaining 51% of Application Design Associates from Semotus.

On May 28, 2003 a Form 8-K was filed with respect to a Settlement and Mutual Release Agreement signed by and among Semotus, WizShop and Earthlink.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SEMOTUS SOLUTIONS, INC.





DATE: AUGUST 13, 2003             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)