Form 10-Q
period 2003-09-30
SEMOTUS SOLUTIONS INC
filed 2003-11-14
CIK 832370

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                         COMMISSION FILE NUMBER: 1-15569

                             SEMOTUS SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)




             Nevada                                         36-3574355
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer Identification No)
 incorporation or organization)

                 16400 Lark Ave., Suite 230, Los Gatos, CA 95032
           (Address of principal executive offices including zip code)

                                 (408) 358-7100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

There were 20,395,880 shares of the Registrant's Common Stock outstanding as of November 10, 2003.



================================================================================

                             SEMOTUS SOLUTIONS, INC.




                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     a.  Consolidated Balance Sheets as of September 30, 2003
         and March 31, 2003                                                 3

     b.  Consolidated Statements of Operations and
         Comprehensive Loss for the three and six month periods
         ended September 30, 2003 and 2002                                  4

     c. Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002 5

     d.  Notes to Consolidated Financial Statements                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

ITEM 4.  CONTROLS AND PROCEDURES                                           13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.  OTHER INFORMATION                                                 14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                ASSETS
                                                                                           September 30           March 31
                                                                                               2003                 2003
                                                                                           ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  1,545,638         $  1,969,910
  Trade receivables (net of allowance for doubtful accounts of $6,090
  at September 30, 2003 and $6,090 at March 31, 2003)                                           185,869              140,646
  Prepaid expenses and other current assets                                                      40,312               35,284
  Current assets held for sale                                                                     --                298,200
  Current assets from discontinued operations                                                      --                 23,029
                                                                                           ------------         ------------

          Total current assets                                                                1,771,819            2,467,069

Property and equipment, net                                                                     238,239              342,614
Goodwill, net                                                                                 1,430,141            1,430,141
Non-current assets held for sale                                                                   --                408,732
                                                                                           ------------         ------------

          Total assets                                                                     $  3,440,199         $  4,648,556
                                                                                           ============         ============
                     LIABILITIES and SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                       $    221,533         $    372,391
    Accrued vacation                                                                             69,645               60,528
    Other accrued liabilities                                                                    77,851               63,122
    Notes payable                                                                                21,925               56,224
    Current portion of capital lease obligations                                                 19,458               17,609
    Deferred revenue                                                                            109,066               79,119
    Current liabilities related to assets held for sale                                            --                300,717
    Current liabilities from discontinued operations                                               --                 52,714
                                                                                           ------------         ------------
          Total current liabilities                                                             519,478            1,002,424


Capital lease obligation, net of current portion                                                  3,016               15,189
Non-current liabilities related to assets held for sale                                            --                321,216
                                                                                           ------------         ------------
          Total liabilities                                                                     522,494            1,338,829
                                                                                           ------------         ------------

Commitments and contingencies (Note 8)
                                                                                           ------------         ------------
                          SHAREHOLDERS' EQUITY

Common stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 20,390,256 at September 30, 2003 and 19,275,211 at
March 31, 2003                                                                                  203,903              192,752
Additional paid-in capital                                                                   67,535,476           66,163,351
Accumulated other comprehensive loss                                                            (78,039)             (93,306)
Notes receivable - related parties                                                              (53,068)             (91,281)
Accumulated deficit                                                                         (64,690,567)         (62,861,789)
                                                                                           ------------         ------------
          Total shareholders' equity                                                          2,917,705            3,309,727
                                                                                           ------------         ------------
           Total liabilities and shareholders' equity                                      $  3,440,199         $  4,648,556
                                                                                           ============         ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                       Three Months Ended                        Six Months Ended
                                                          September 30,                            September 30,
                                                ---------------------------------         ---------------------------------
                                                    2003                 2002                 2003                  2002
                                                ------------         ------------         ------------         ------------
Revenues:                                       $    373,172         $    295,188         $    726,834         $    655,167

Cost of revenue:                                      63,124              108,644              145,512              180,354
                                                ------------         ------------         ------------         ------------
Gross profit                                         310,048              186,544              581,322              474,813

Operating expenses:
    Research and development                         150,955              155,909              312,632              380,763
    Sales and marketing                              159,000              218,889              346,288              492,629
    General and administrative                       200,325            1,033,693              453,931            1,548,314
    Depreciation and amortization                     53,308              331,754              108,266              665,029
    Stock, option and warrant expense                914,727                1,867            1,293,377               22,921
                                                ------------         ------------         ------------         ------------
    Total operating expenses                       1,478,315            1,742,112            2,514,494            3,109,656
                                                ------------         ------------         ------------         ------------
       Operating loss from continuing
       operations                                 (1,168,267)          (1,555,568)          (1,933,172)          (2,634,843)

Other income (expense)                                 2,082               92,370               (1,447)             197,754
                                                ------------         ------------         ------------         ------------

    Loss from continuing operations               (1,166,185)          (1,463,198)          (1,934,619)          (2,437,089)
    Income from discontinued operations               10,108              234,047              105,834              173,381
                                                ------------         ------------         ------------         ------------

Net loss                                          (1,156,077)          (1,229,151)          (1,828,785)          (2,263,708)
Other comprehensive income (loss) -
Translation  adjustment                                  294              (11,944)              15,267                2,287
                                                ------------         ------------         ------------         ------------
Comprehensive loss                              $ (1,155,783)        $ (1,241,095)        $ (1,813,518)        $ (2,261,421)
                                                ============         ============         ============         ============

Net loss per common share:
    Basic                                       $      (0.06)        $      (0.07)        $      (0.09)        $      (0.13)
    Diluted                                     $      (0.06)        $      (0.07)        $      (0.09)        $      (0.13)

    Weighted average shares used in per
    share calculation, basic and diluted          20,225,139           17,802,122           19,980,964           17,591,807
                                                ============         ============         ============         ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                              ---------------------------------
                                                                                  2003                 2002
                                                                              ------------         ------------
Cash flows from operating activities:
   Net loss                                                                   $ (1,828,785)        $ (2,263,708)
      (Income) from discontinued operations                                       (105,834)            (173,381)
                                                                              ------------         ------------
      Loss from continuing operations                                           (1,934,619)          (2,437,089)
   Foreign currency translation adjustment                                          15,267                2,287

   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
      Depreciation and amortization                                                108,266              665,029
      Compensation expense related to stock and stock options issued
        for services                                                             1,293,377               22,921
      Amortization of advances on technology sales                                    --               (140,244)
      Amortization of notes receivable                                              38,213              556,357
      Net gain from disposition of assets                                           (3,616)                --
      Non-cash settlement of liabilities                                            44,580               41,780

    Changes in assets and liabilities:
      Accounts and other receivables                                               (45,223)               5,474
      Prepaid expenses and other assets                                             (5,027)              62,587
      Accounts payable                                                            (151,239)             148,545
      Accrued liabilities                                                           24,227              (99,805)
      Deferred revenue                                                              29,947              (49,606)
      Advances on technology sales                                                    --                  6,882
                                                                              ------------         ------------
   Net cash used in operating activities                                          (585,847)          (1,214,882)
                                                                              ------------         ------------
Cash flows from investing activities:
   Acquisition of property & equipment                                                --                (16,358)
                                                                              ------------         ------------
   Net cash used in investing activities                                              --                (16,358)
                                                                              ------------         ------------

Cash flows from financing activities:
   Repayments of notes payable                                                     (34,299)             (11,881)
   Repayments of capital lease obligations                                          (6,476)              (8,497)
   Proceeds from exercise of options and warrants                                  124,778                 --
                                                                              ------------         ------------

   Net cash provided by (used in) financing activities                              84,003              (20,378)
                                                                              ------------         ------------

   Net cash provided by (used in) discontinued operations                           77,572              (41,515)
   Net decrease in cash and cash equivalents                                      (424,272)          (1,293,133)
   Cash and cash equivalents, beginning of period                                1,969,910            4,070,642
                                                                              ------------         ------------

   Cash and cash equivalents, end of period                                   $  1,545,638         $  2,777,509
                                                                              ============         ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)


                                                                             Six Months Ended
                                                                                September 30,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                                 $      7,296      $     19,394
                                                                       ============      ============

Cash paid for income taxes                                             $       --        $      1,981
                                                                       ============      ============


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:


Additional non-cash purchase consideration paid to shareholder of Cross Communications, Inc. pursuant to the third year
   share price guarantee and settlement of the Merger Agreement        $     30,815      $       --
                                                                       ============      ============

Non-cash compensation expense due to variable accounting for
   repriced stock options                                              $  1,262,562      $       --
                                                                       ============      ============

Common stock issued for services                                       $       --        $     22,921
                                                                       ============      ============

Common stock issued for liabilities                                    $     44,580      $     41,780
                                                                       ============      ============

















See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BUSINESS OF THE COMPANY:

Semotus is a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. Semotus helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. The Company's products serve such vertical markets as workforce automation and financial services. Semotus' enterprise application software provides mobility, convenience and efficiency and improves profitability.

For more information please go to our website at http://www.semotus.com.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations and comprehensive loss for the three and six month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended September 30, 2003 and 2002 have been prepared by the Company, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Cross Communications, Inc., Simkin, Inc., Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. (ADA). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent company. Five Star's and Wares on the Web's operations have been discontinued as of June 28, 2002 and August 19, 2002, respectively. ADA has been sold as of May 6, 2003. WizShop's operations have also been discontinued as of September 30, 2003. All other subsidiaries generate revenues from the sales of products and services.

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

3. RECENT PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.Adoption of EITF 00-21 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation has not had a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of September 30, 2003, the Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. The Company historically has not used derivatives or hedging instruments. Currently, the Company does have a small exposure to the Canadian - U.S. dollar exchange rate, but has not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on June 1, 2003 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition. As of September 30, 2003, the adoption of SFAS No. 150 has not had a material impact on the Company's results of operations or financial condition.

4. OTHER INCOME

In the three and six months ended September 30, 2002 Other income is substantially comprised of interest income and expense as well as amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003. For the three and six months ended September 30, 2003, other income and expense is primarily the net of interest income and interest expense.

5.  STOCK-BASED COMPENSATION EXPENSE

The Company accounts for employee stock-based compensation plans using the intrinsic value method of recognition and measurement principles as delineated in APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock based employee compensation cost is reflected in the statement of operations upon granting of stock options, as all options granted under the Company's Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. However, since certain employee stock options were repriced in October 2002, the Company accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", and accordingly, compensation expense was recorded in the three and six months ended September 30, 2003, since the current market price of the underlying stock exceeded the exercise price on the date the grant was repriced.

The following is a summary of the effect on net loss and per share if the Company had applied a fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock-based compensation for the periods indicated:

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        SEPTEMBER  30,                      SEPTEMBER  30,
                                                               -------------------------------     -------------------------------
                                                                    2003              2002              2003              2002
    -------------------------------------------------------------------------------------------------------------------------------
    Net loss, as reported                                      $  (1,156,077)    $  (1,229,151)    $  (1,828,785)    $  (2,263,708)
    -------------------------------------------------------------------------------------------------------------------------------
    Add: Total stock-based employee compensation expense
    determined under intrinsic value based method for all
    awards and variable accounting for repriced options              914,727              --           1,262,562              --
    -------------------------------------------------------------------------------------------------------------------------------
    Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards          (95,103)           (7,700)         (126,242)          (13,664)
    -------------------------------------------------------------------------------------------------------------------------------
    Pro forma net loss                                              (336,453)       (1,236,850)         (692,465)       (2,277,372)
    -------------------------------------------------------------------------------------------------------------------------------
    Net loss per share:
    Basic - as reported                                        $       (0.06)    $       (0.07)    $       (0.09)    $       (0.13)
    -------------------------------------------------------------------------------------------------------------------------------
    Basic - pro forma                                          $       (0.02)    $       (0.07)    $       (0.03)    $       (0.13)
    -------------------------------------------------------------------------------------------------------------------------------
    Diluted - as reported                                      $       (0.06)    $       (0.07)    $       (0.09)    $       (0.13)
    -------------------------------------------------------------------------------------------------------------------------------
    Diluted - pro forma                                        $       (0.02)    $       (0.07)    $       (0.03)    $       (0.13)
    -------------------------------------------------------------------------------------------------------------------------------

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

6. EARNINGS PER SHARE (EPS) DISCLOSURES:

In accordance with SFAS No. 128 "Earnings Per Share " (EPS), the Company reports Basic and Diluted EPS as follows: Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three and six months ended September 30, 2003 and 2002, 4,357,479 potential shares and 7,174,563 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

7. DISCONTINUED OPERATIONS.

As part of Semotus' Centralization and Consolidation Plan, which is further described in the Company's March 31, 2003 Form 10-K, Semotus reduced its e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to the Company's future profitability as its operations were unprofitable. Therefore, Semotus decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, Semotus decided to discontinue the operations of Wares on the Web in August 2002. The Wares on the Web operations were unprofitable. Furthermore, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002. WizShop's operations were also discontinued as of September 30, 2003, as it was not expected to make a significant contribution to the Company's future profitability since WizShop does not have any additional contracts for its online software marketing business, the last of which was completed as of March 31, 2003.

On January 18, 2002 the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid Semotus $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. In May 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of Semotus' common stock. This event resulted in the discontinuation of ADA's operations in fiscal year 2003.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar, Wares, ADA and WizShop have been recorded as discontinued operations in the three and six month periods ended September 30, 2003 and 2002. In the 2003 fiscal year, the net income from discontinued operations of $10,108 and $105,834 in the three and six months ended September 30, 2003 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement. The net income from discontinued operations of $234,047 and $173,381 for the three and six months ended September 30, 2002 consisted of a net loss from operations in the three and six months ended September 30, 2002 of $4,935 and $127,770 respectively at Five Star, net income from operations of $ 2,225 and $7,004 respectively at Wares, a net loss from operations of $543 and $22,375 respectively at ADA and net income of $237,300 and $316,522 respectively at WizShop. A net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized at March 31, 2003.

8. COMMITMENTS AND CONTINGENCIES:

Effective October 23, 2002 the Board of Directors of the Company approved the repricing of most of the options under the Company's 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members of the Company. In light of the reductions in work force and salary reductions, the Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of the Company's common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and will result in variable plan accounting. A compensation expense in the amount of $914,727 and $1,262,562 was required to be recognized in the three months and six months ended September 30, 2003 respectively, and expense will be recognized in the future if the stock price continues to be above the revised exercise price of the options.

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

As a result of the centralization and consolidation implementation, the net loss declined to $1,156,077 from $1,229,151 and to $0.06 per share from $0.07 per share in the three months ended September 30, 2003 versus 2002. Also, the net loss declined to $1,828,785 or $0.09 per share from $2,263,708 or $0.13 per share for the six months ended September 30, 2003 versus 2002. Likewise, the overall cash decline was reduced to $424,272 from $1,293,133 in the six months ended September 30, 2003 versus 2002.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues for the three and six months ended September 30, 2003 were $373,172 and $726,834, respectively, as compared to $295,188 and $655,167, respectively, for the three and six months ended September 30, 2002.

The 26% and 11% increase in revenue for the three and six months ended September 30, 2003 as compared to 2002 is largely due to moderate increases in sales of Semotus' wireless products and services: the Global Market Pro family of products and the HipLink family of products. Semotus has experienced some sales increases as corporate capital spending is recovering in calendar 2003.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 83% and 80% in the three and six months ended September 30, 2003 from 63% and 72% in the same periods ended September 30, 2002. The increase is the result of continuing improvements in the reduction of costs and low variable costs for the wireless and mobile enterprise software products. The cost of sales consists mainly of network, airtime and data feed charges.

OPERATING EXPENSES

Operating expenses declined overall in the three and six month periods ended September 30, 2003 versus the same period in the last fiscal year, due to the full amortization of the GMP asset and due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas of the firm, including research and development, sales and marketing and general and administrative cost centers. The Company categorizes operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                 Three Months Ended           Six Months Ended
                                                   September  30,               September  30,
    ----------------------------------------------------------------------------------------------
    Description                                  2003          2002          2003          2002
                                              ----------    ----------    ----------    ----------
    Research and development                  $  150,955    $  155,909    $  312,632    $  380,763
    ----------------------------------------------------------------------------------------------
    Sales and marketing                          159,000       218,889       346,288       492,629
    ----------------------------------------------------------------------------------------------
    General and administrative                   200,325     1,033,693       453,931     1,548,314
    ----------------------------------------------------------------------------------------------
    Depreciation and amortization                 53,308       331,754       108,266       665,029
    ----------------------------------------------------------------------------------------------
    Stock, option and warrant expense            914,727         1,867     1,293,377        22,921
                                              ----------    ----------    ----------    ----------
    Total                                     $1,478,315    $1,742,112    $2,514,494    $3,109,656
    ----------------------------------------------------------------------------------------------

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. Much of the development work for the Global Market Pro and HiplinkXS product lines have been completed which has reduced research and development expenses. Remaining engineering costs are production projects for the existing products and services.

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs declined substantially during the three and six months ended September 30, 2003 as personnel and offices were reduced and operating functions were consolidated.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and six months ended September 30, 2003 versus 2002 is as a result of the full amortization of the GMP asset in fiscal year 2003, and from the decline in capital spending on depreciable assets at Semotus.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to the Company. Such services include financial, legal and business development consulting. Additionally, common stock was issued for certain accrued liabilities. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires the Company to record compensation expense for increases in the fair value of the Company's common stock. $914,727 and $1,262,562, respectively, in compensation expense was required to be recognized in the three and six months ended September 30, 2003; no compensation expense for variable stock options was required to be recognized in the three and six months ended September 30, 2002. Expense will also be recognized in the future if the stock price continues to be above the revised exercise price of the options. Therefore, the increase in non-cash charges for compensation is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expense for the three and six months ended September 30, 2003 are primarily interest income from invested cash and interest expense from notes payable (see Note 4, "Other Income"). For the three and six months ended September 30, 2002 non-operating income and expense also included interest income and expense as well as amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003.

Net interest income declined as less cash was available for investment during the three and six month periods ended September 30, 2003 versus 2002 as Semotus continues with operating losses. The interest expense from notes payable resulted in a net expense for the six months ended September 30, 2003. Another factor was the decline in the amortization of technology advances income. Semotus determined that as of March 31, 2003, the technology transactions were completed and therefore the contracts were terminated (see Note 10, "Advances on Technology Sale" in our Annual Report on Form 10-K for the year ended March 31,
2003).

COMPREHENSIVE LOSS

The decrease in comprehensive loss of $1,155,783 or $0.06 per share, and $1,813,518 or $0.09 per share for the three and six months ended September 30, 2003, respectively, compared to $1,241,095 or $0.07 per share, and $2,261,421 or $0.13 per share for the three months ended September 30, 2002, respectively, is a direct result of the implementation of cost reduction programs which have consolidated and centralized Semotus' operating units and the elimination of unprofitable products and services.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in the cash position of Semotus is due to the continued operating losses at the Company. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 67% for the six month period ended September 30, 2003, versus 2002. The sources and uses of cash are summarized as follows (unaudited):

                                          SIX MONTHS ENDED
                                            SEPTEMBER 30,
    -----------------------------------------------------------------------------------------------
                                                                      2003                 2002
                                                                  ------------         ------------
    Cash used in operating activities                             $   (585,847)        $ (1,214,882)

    Cash used in investing activities                                     --                (16,358)

    Cash provided by (used in) financing activities                     84,003              (20,378)

    Net cash provided by (used in) discontinued operations              77,572              (41,515)
                                                                  ------------         ------------

    Net decrease in cash and cash equivalents                     $   (424,272)        $ (1,293,133)
                                                                  ============         ============
    -----------------------------------------------------------------------------------------------

Cash used in operating activities consisted principally of a net loss of $1,828,785 offset by $1,293,377 of stock based compensation, and somewhat offset by non-cash charges of $108,266 of depreciation and amortization, and $38,213 of amortization of notes receivable. Additional non-cash income of $105,834 was contributed by discontinued operations. Other operating activities that contributed to the use of cash were $147,315 in the net change of current assets and current liabilities. This largely resulted from decreases in accounts payable $151,239 offset somewhat by increases in accrued liabilities and deferred revenue of $24,227 and $29,947 respectively, and an increase in accounts receivable of $45,223.

There was no cash used in investing activities for the six months ended September 30, 2003. Cash used in investing activities for the six months ended September 30, 2002 consisted principally of the acquisition of property and equipment.

Cash flows from financing activities produced a net increase in cash of $84,003, which resulted primarily from the exercise of stock options, offset slightly from repayments on notes payable and capital leases.

Net cash provided by discontinued operations of $77,572 is primarily from the operations of WizShop, Inc.

As of September 30, 2003, the Company had cash and cash equivalents amounting to $1,545,638, a decrease of $424,272 from the balance at March 31, 2003. Working capital decreased to $1,252,341 at September 30, 2003 from $1,464,645 at the fiscal 2003 year end. The decrease in working capital is from the resources used in the operations of Semotus as explained above. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at September 30, 2003.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. Adoption of EITF 00-21 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation has not had a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of September 30, 2003, the Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. The Company historically has not used derivatives or hedging instruments. Currently, the Company does have a small exposure to the Canadian - U.S. dollar exchange rate, but has not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition. As of September 30, 2003, the adoption of SFAS No. 150 has not had a material impact on the Company's results of operations or financial condition.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, our reduced capital resources, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended March 31, 2003. Semotus Solutions claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2003, we had cash and cash equivalents of $1,545,638. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to changes in interest rates for these accounts.

The Company also has short-term notes payable in the amount of $21,925, at September 30, 2003. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. The Company does not have any derivative or hedge instruments at September 30, 2003.

Semotus has a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. The Company, in the ordinary course of its business, transfers funds to the Canadian company and records the translation at the current exchange rate. The Company records translation gains and losses in Comprehensive Loss. At September 30, 2003, the cumulative translation loss was $78,039. Given the relative stability of the Canadian and U.S. dollar exchange rate, the Company has not deemed it necessary to hedge this exposure. The Company does actively monitor the situation and as of September 30, 2003 there has been a small but trending decline in the U.S. dollar against the Canadian dollar. Should the trend continue, the Company may seek to limit or hedge the exposure.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b) Changes in internal controls. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended September 30, 2003, the Company issued 89,282 shares of common stock to two third-party vendors in order to settle certain outstanding payables.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 25, 2003, for the purpose of (1) electing four directors, and (2) ratifying the appointment of Burr, Pilger & Mayer LLP as the Company's independent accountants for the fiscal year ending March 31, 2004. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

       ------------------------------------ ---------------------- ------------------------ ------------------------
                    DIRECTORS                     VOTES FOR           % OF SHARES VOTED         VOTES WITHHELD
       ------------------------------------ ---------------------- ------------------------ ------------------------
       Anthony N. LaPine                    16,818,857             99.3%                    117,129
       ------------------------------------ ---------------------- ------------------------ ------------------------
       Robert Lanz                          16,801,907             99.2%                    134,079
       ------------------------------------ ---------------------- ------------------------ ------------------------
       Mark Williams                        16,801,867             99.2%                    134,119
       ------------------------------------ ---------------------- ------------------------ ------------------------
       Laurence Murray                      16,791,472             99.1%                    144,514
       ------------------------------------ ---------------------- ------------------------ ------------------------

ITEM (2). The appointment of Burr, Pilger & Mayer LLP as the Company's independent accountants for the fiscal year ending March 31, 2004 was approved.

       ------------------------ ---------------------------------------- ------------------ ------------------------
       VOTES FOR                % OF SHARES VOTED                        VOTES AGAINST      VOTES ABSTAINED
       ------------------------ ---------------------------------------- ------------------ ------------------------
       16,854,040               99.5%                                    29,529             52,417
       ------------------------ ---------------------------------------- ------------------ ------------------------

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

31.1  Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N.
      LaPine.
31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.
32.1  Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.
32.2  Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.

b) Reports on Form 8-K:

 The Company filed two Current Reports on Form 8-K during this quarter. On July 1, 2003 a Form 8-K was filed pursuant to Item 7 and Item 9 with respect to the Company's financial results for the fiscal year ended March 31, 2003. On August 15, 2003 a Form 8-K was filed pursuant to Item 7 and Item 9 with respect to the Company's financial results for the first quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMOTUS SOLUTIONS, INC.





DATE: NOVEMBER 14, 2003             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)