Form 10-Q
period 2003-12-31
SEMOTUS SOLUTIONS INC
filed 2004-02-12
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

Commission file number: 1-15569

SEMOTUS SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada 36-3574355 ------------------------------ --------------------------- (State or other jurisdiction of (I.R.S. Employer Identification No) incorporation or organization)

16400 Lark Ave., Suite 230, Los Gatos, CA 95032

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

There were 22,570,295 shares of the Registrant's Common Stock outstanding as of January 27, 2004.

SEMOTUS SOLUTIONS, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

a. Consolidated Balance Sheets as of December 31, 2003

and March 31, 2003 3

b. Consolidated Statements of Operations and

Comprehensive Loss for the three and nine month periods

ended December 31, 2003 and 2002 4

c. Consolidated Statements of Cash Flows for the nine

months ended December 31, 2003 and 2002 5

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

SIGNATURES 15

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	December 31 2003	March 31 2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,317,539	$ 1,969,910
Trade receivables (net of allowance for doubtful accounts of $0.00 at December 31, 2003 and $6,090 at March 31, 2003)	155,499	140,646
Prepaid expenses and other current assets	29,859	35,284
Current assets held for sale	--	298,200
Current assets from discontinued operations	--	23,029
	------------	-----------
Total current assets	1,502,897	2,467,069

Property and equipment, net	191,476	342,614
Goodwill, net	1,430,141	1,430,141
Non-current assets held for sale	--	408,732
	------------	------------
Total assets	$ 3,124,514	$ 4,648,556
	============	============
LIABILITIES and SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 245,535	$ 372,391
Accrued vacation	51,556	60,528
Other accrued liabilities	89,442	63,122
Notes payable	10,000	56,224
Current portion of capital lease obligations	9,172	17,609
Deferred revenue	123,878	79,119
Current liabilities related to assets held for sale	--	300,717
Current liabilities from discontinued operations	--	52,714
	------------	------------
Total current liabilities	529,583	1,002,424

Capital lease obligation, net of current portion	689	15,189
Non-current liabilities related to assets held for sale	--	321,216
	------------	------------
Total liabilities	530,272	1,338,829
	------------	------------

Commitments and contingencies (Note 8)

	------------	------------
SHAREHOLDERS' EQUITY
Common stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 20,435,496 at December 31, 2003 and 19,275,211 at March 31, 2003	204,355	192,752
Additional paid-in capital	67,258,568	66,163,351
Accumulated other comprehensive loss	(73,142)	(93,306)
Notes receivable -- related parties	(33,455)	(91,281)
Accumulated deficit	(64,762,084)	(62,861,789)
	------------	------------
Total shareholders' equity	2,594,242	3,309,727
	------------	------------
Total liabilities and shareholders' equity	$ 3,124,514 ============	$ 4,648,556 ============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months December	Ended 31,	Nine Months December	Ended 31,
	2003	2002	2003	2002
Revenues:	$ 283,846	$ 350,445	$ 1,010,680	$ 1,005,612

Cost of revenue:	79,398	70,746	225,257	251,101
	------------	------------	------------	------------
Gross profit	204,448	279,699	785,423	754,511

Operating expenses:
Research and development	121,783	142,532	434,413	523,295
Sales and marketing	166,431	220,810	512,715	713,439
General and administrative	249,050	340,774	702,982	1,889,088
Depreciation and amortization	51,269	278,922	159,187	943,951
Stock, option and warrant expense	(280,054)	1,362	1,013,323	24,283
	------------	------------	------------	------------
Total operating expenses	308,479	984,400	2,822,620	4,094,056
	------------	------------	------------	------------
Operating loss from continuing operations	(104,031)	(704,701)	(2,037,197)	(3,339,545)

Other income	32,515	101,030	31,068	298,784
	------------	------------	------------	------------

Loss from continuing operations	(71,516)	(603,671)	(2,006,129)	(3,040,761)
Income from discontinued operations	--	31,728	105,834	205,110
	------------	------------	------------	------------
Net loss	(71,516)	(571,943)	(1,900,295)	(2,835,651)
Other comprehensive income (loss) -- Translation adjustment	4,897	2,080	20,164	207
	------------	------------	------------	------------
Comprehensive loss	$ (66,619)	$ (569,863)	$(1,880,131)	$(2,835,444)
	============	============	============	============
Net loss per common share:
Basic	$ (0.00)	$ (0.03)	$ (0.09)	$ (0.16)
Diluted	$ (0.00)	$ (0.03)	$ (0.09)	$ (0.16)
Weighted average shares used in per share calculation, basic and diluted	20,401,292	18,108,715	20,135,053	17,764,736
	============	============	============	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months December	Ended 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,900,295)	$(2,835,651)
Income from discontinued operations	(105,834)	(205,110)
	------------	------------
Loss from continuing operations	(2,006,129)	(3,040,761)
Foreign currency translation adjustment	20,164	207

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	159,187	943,951
Compensation expense related to stock and stock options issued for services	1,013,323	24,283
Amortization of advances on technology sales	--	(206,724)
Amortization of notes receivable	57,826	574,647
Net loss (gain) from disposition of assets	(3,616)	1,220
Non-cash settlement of liabilities	44,580	45,353
Non-cash legal settlement	--	119,862

Changes in assets and liabilities:
Accounts and other receivables	(14,853)	(43,931)
Prepaid expenses and other assets	5,425	69,604
Accounts payable	(126,857)	97,253
Accrued liabilities	17,348	(111,477)
Deferred revenue	44,759	(27,455)
Advances on technology sales	--	13,966
	------------	------------
Net cash used in operating activities	(788,843)	(1,540,002)
	------------	------------
Cash flows from investing activities:
Acquisition of property & equipment	--	(18,925)
Cash proceeds from sale of fixed assets	--	560
	------------	------------
Net cash used in investing activities	--	(18,365)
	------------	------------
Cash flows from financing activities:
Repayments of notes payable	(46,224)	(22,881)
Repayments of capital lease obligations	(10,120)	(12,564)
Proceeds from exercise of options and warrants	128,377	--
Repurchase of preferred stock	--	(100,000)
	------------	------------
Net cash provided by (used in) financing activities	72,033	(135,445)
	------------	------------
Net cash provided by (used in) discontinued operations	64,439	(86,289)
Net decrease in cash and cash equivalents	(652,371)	(1,780,101)
Cash and cash equivalents, beginning of period	1,969,910	4,070,642
	------------	------------
Cash and cash equivalents, end of period	$ 1,317,539	$ 2,290,541
	============	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Nine Months December	Ended 31,
	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$ 8,175	$ 61,917
	=============	=============
Cash paid for income taxes	$ --	$ 3,701
	============	=============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Additional non-cash purchase consideration paid to shareholders of WizShop.com, Inc. pursuant to the Merger Agreement	$ 30,815	$ 122,681
	=============	=============
Non-cash compensation expense due to variable accounting for repriced stock options	$ 947,850	$ --
	============	=============
Common stock issued for services	$ 34,658	$ 24,283
	============	=============
Common stock issued for liabilities	$ 44,580	$ 165,215
	=============	=============
Warrant issued as partial consideration for repurchase of preferred stock	$ --	$ 90,497

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS OF THE COMPANY:

Semotus Solutions, Inc. ("We" or "Our") is a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our products serve such vertical markets as workforce automation and financial services. Our enterprise application software provides mobility, convenience and efficiency and improves profitability.

For more information please go to our website at http://www.semotus.com.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheet as of December 31, 2003, the consolidated statements of operations and comprehensive loss for the three and nine month periods ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended December 31, 2003 and 2002 have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2003.

The consolidated financial statements include our accounts and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Simkin, Inc., and our discontinued entities: Five Star Advantage, Inc. (Five Star), Wares on the Web, Inc. (Wares), Application Design Associates, Inc. (ADA) and WizShop.com, Inc. (WizShop). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on our behalf. Five Star's and Wares' operations have been discontinued as of June 28, 2002 and August 19, 2002, respectively. ADA has been sold as of May 6, 2003. WizShop's operations have also been discontinued as of September 30, 2003. Cross Communications, Inc. was merged with and into Semotus as of October 21, 2003. Simkin continues to generate some revenues from the sales of products and services.

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

3. RECENT PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. Adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation has not had a material effect on our financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of December 31, 2003, we do not have any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian -- U.S. dollar exchange rate, but we have not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on June 1, 2003. As of December 31, 2003, the adoption of SFAS No. 150 has not had a material impact on our results of operations or financial condition.

4. OTHER INCOME

For the three and nine months ended December 31, 2003, other income and expense is primarily the net of interest income and interest expense and the realization of a small one-time gain from the sale of old expiring patents. In the three and nine months ended December 31, 2002, other income was substantially comprised of interest income and expense as well as amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003.

5. STOCK-BASED COMPENSATION EXPENSE

We account for employee stock-based compensation plans using the intrinsic value method of recognition and measurement principles as delineated in APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in the statement of operations upon granting of stock options, as all options granted under our Stock Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the day of grant. However, since certain employee stock options were repriced in October 2002, we accounted for those options under the variable accounting requirements of APB Opinion 25 and FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", and accordingly, compensation expense was recorded in the three and nine months ended December 31, 2003, since the current market price of the underlying stock exceeded the exercise price on the date the grant was repriced. At December 31, 2003, our closing stock price was $0.70 per share, a decline of $0.21 per share from the closing stock price at September 30, 2003. In accordance with FIN 44, we reduced our previous estimate of stock compensation expense by the reduction in stock price, multiplied by the number of outstanding vested repriced options at December 31, 2003. This produced a net reduction of $314,712 in the intrinsic value based method of expense as shown in the following table.

The following is a summary of the effect on net loss and net loss per share if we had applied a fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock-based compensation for the periods indicated:

	Three Months	Ended	Nine Months	Ended
	December	31,	December	31,
	2003	2002	2003	2002
Net loss, as reported	$ (71,516)	$ (571,943)	$ (1,900,295)	$ (2,835,651)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards and variable accounting for repriced options	(314,712)	--	947,850	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(100,195)	--	(250,564)	--

Pro forma net loss	(486,423)	(571,943)	(1,203,009)	(2,835,651)

Net loss per share:
Basic - as reported	$ (0.00)	$ (0.03)	$ (0.09)	$ (0.16)

Basic -- pro forma	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.16)

Diluted -- as reported	$ (0.00)	$ (0.03)	$ (0.09)	$ (0.16)

Diluted -- pro forma	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.16)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

6. EARNINGS PER SHARE (EPS) DISCLOSURES

In accordance with SFAS No. 128 "Earnings Per Share " (EPS), we report Basic and Diluted EPS as follows: Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three and nine months ended December 31, 2003 and 2002, 4,349,738 potential shares and 6,569,039 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

7. DISCONTINUED OPERATIONS

As part of our Centralization and Consolidation Plan, which is further described in our March 31, 2003 Form 10-K, we reduced our e-commerce and m-commerce presence with the elimination of unprofitable products and services in that segment. FiveStar was not expected to make a significant contribution to our future profitability as its operations were unprofitable. Therefore, we decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, we decided to discontinue the operations of Wares on the Web in August 2002. The Wares on the Web operations were unprofitable, and consequently, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002. WizShop's operations were also discontinued as of September 30, 2003, as it was not expected to make a significant contribution to our future profitability. WizShop does not have any additional contracts for its online software marketing business, the last of which was completed as of March 31, 2003.

On January 18, 2002, the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid us $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. In May 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of our common stock originally issued in May of 2001 and 2002 as part of our acquisition of ADA. This event resulted in the discontinuation of ADA's operations in fiscal year 2003.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar, Wares, ADA and WizShop have been recorded as discontinued operations in the three and nine month periods ended December 31, 2003 and 2002, respectively. In the three months ended December 31, 2003, there was not any income or loss from discontinued operations. In the nine months ended December 31, 2003, the net income from discontinued operations of $105,834 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement. The net income from discontinued operations of $31,728 and $205,110 for the three and nine months ended December 31, 2002, respectively, consisted of a net loss from operations in the nine months ended December 31, 2002 of $127,770 at Five Star, and net income (loss) from operations of $(315) and $6,689, respectively, at Wares, a net loss from operations of $3,862 and $26,237 respectively at ADA and net income of $35,905 and $352,428, respectively, at WizShop. A net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized at March 31, 2003.

8. COMMITMENTS AND CONTINGENCIES

Effective October 23, 2002 our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on December 31, 2003 from the closing stock price on September 30, 2003 resulted in an offset of $314,712 to the compensation expense to be recognized in the three months ended December 31, 2003; however, a compensation expense in the amount of $947,850 was required to be recognized to reflect the net increase in stock price over the repriced amount for the nine months ended December 31, 2003. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

9. SEGMENT INFORMATION

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, we will report the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been restated to conform to the single segment.

10. SUBSEQUENT EVENTS

On January 23, 2004, we closed an equity private placement of US$1,028,750. Under the terms of the private placement, we sold an aggregate of 1,959,524 shares at $0.525 per share and 489,881 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we paid a placement fee of $85,000, of which $51,216 was paid in cash and the balance was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. After payment of expenses and placement fees, we received net proceeds of $972,534. These funds will be used to finance the ongoing operations of the business and to augment its sales and marketing efforts.

As part of the private placement, we have agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 2,023,874 shares of common stock and the 530,357 shares of common stock issuable upon the exercise of the share purchase warrants issued in the private placement. We are required to file this registration by March 3, 2004 and have the registration statement declared effective by the Securities and Exchange Commission by May 2, 2004. Should we fail to file the registration statement or have it declared effective within the time requirements, we will be required to pay a penalty of 1% of the purchase price per month, or $10,287.50 per month, for the first 3 months of noncompliance and 2% per month, or $20,575 per month, thereafter. At this time, we believe that we will meet the time requirements for filing the registration statement and having it declared effective; however, having the registration statement declared effective is subject to the review and approval of the Securities and Exchange Commission. The securities issued in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

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

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application of such critical accounting policies fairly depicts our financial condition and results of operations for all periods presented.

OVERVIEW

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, we will report the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services, and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been restated to conform to the single segment.

As a result of the centralization and consolidation implementation, the net loss declined to $71,516 from $571,943 and to $0.00 per share from $0.03 per share in the three months ended December 31, 2003 versus 2002. Also, the net loss declined to $1,900,295 or $0.09 per share from $2,835,651 or $0.16 per share for the nine months ended December 31, 2003 versus 2002. Likewise, the overall net decrease in cash was reduced to $652,371 from $1,780,101 in the nine months ended December 31, 2003 versus 2002.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Revenues for the three and nine months ended December 31, 2003 were $283,846 and $1,010,680, respectively, as compared to $350,445 and $1,005,612, respectively, for the three and nine months ended December 31, 2002.

The 19% decrease in revenue for the three months ended December 31, 2003 as compared to 2002 is largely due to a decline in the fourth quarter calendar year 2003 technology purchases, which we believe is largely due to changes in technology purchasing allocations between 2003 and 2004. This decline only affected our third quarter and was not large enough to offset the increase in revenue over the nine months ended December 31, 2003 as compared to the comparable period ended December 31, 2002.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin decreased to 72% in the three months ended December 31, 2003 from 80% in the comparable period ended December 31, 2002. The decrease is a result of increases in data feed costs. This only affected the third quarter ended December 31, 2003 and was not large enough to offset the small increase in gross profit for the nine months ended December 31, 2003 to 78% from 75% in the comparable period ended December 31, 2002. The nine-month period increase is the result of continuing improvements in the reduction of costs and low variable costs for the wireless and mobile enterprise software products. The cost of sales consists mainly of network, airtime and data feed charges.

OPERATING EXPENSES

Operating expenses declined overall in the three and nine month periods ended December 31, 2003 versus the comparable periods in the last fiscal year, due to the full amortization of the GMP asset and due to the Centralization and Consolidation Plan, which has significantly reduced operating expenses in all areas, including research and development, sales and marketing and general and administrative cost centers. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

	Three Months December	Ended 31,	Nine Months December	Ended 31,
Description	2003	2002	2003	2002
Research and development	$ 121,783	$ 142,532	$ 434,413	$ 523,295
Sales and marketing	166,431	220,810	512,715	713,439
General and administrative	249,050	340,774	702,982	1,889,088
Depreciation and amortization	51,269	278,922	159,187	943,951
Stock, option and warrant expense	(280,054)	1,362	1,013,323	24,283
	------------------	-------------------	-------------------	-------------------
Total	$ 308,479	$ 984,400	$ 2,822,620	$ 4,094,056

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. Much of the development work for the Global Market Pro and HiplinkXS product lines have been completed, which has reduced research and development expenses. Remaining engineering costs are production projects for the existing products and services.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined principally due to the reduction in general advertising and non-sales supported marketing. There has also been a reduction in marketing personnel as we have shifted to emphasizing marketing and sales support for our existing products.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs declined substantially during the three and nine months ended December 31, 2003, as personnel and offices were reduced and operating functions were consolidated.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and nine months ended December 31, 2003 versus 2002 is as a result of the full amortization of the GMP asset in fiscal year 2003, and from the decline in capital spending on depreciable assets.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. Additionally, common stock was issued for certain accrued liabilities. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. A decrease in the closing stock price on December 31, 2003 from the closing stock price on September 30, 2003 resulted in an offset of $314,712 to the compensation expense to be recognized in the three months ended December 31, 2003; $947,850 in compensation expense was required to be recognized in the nine months ended December 31, 2003. No compensation expense for variable stock options was required to be recognized in the three and nine months ended December 31, 2002 (See Note 5, "Stock Based Compensation Expense"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc. and restricted stock grants to consultants.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expense for the three and nine months ended December 31, 2003 consists primarily of interest income from invested cash and interest expense from notes payable and a small one-time gain from the sale of old, expiring patents (see Note 4, "Other Income"). For the three and nine months ended December 31, 2002, non-operating income and expense also included interest income and expense as well as amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. See the Consolidated Statement of Operations and Comprehensive Loss and Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003.

Net interest income declined as less cash was available for investment during the three and nine-month periods ended December 31, 2003 versus 2002, as we continue with operating losses. The other income for the three and nine months ended December 31, 2003 includes a small realized one-time gain from the sale of old expiring patents. Another factor in the other income for the three and nine months ended December 31, 2002 is the amortization of technology advances, which had been declining due to the smaller balances resulting from the effective interest method of amortization. We determined that as of March 31, 2003, the technology transactions were completed and therefore the contracts were terminated (see Note 10, "Advances on Technology Sale" in our Annual Report on Form 10-K for the year ended March 31, 2003).

COMPREHENSIVE LOSS

The decrease in comprehensive loss to $66,619 or $0.00 per share, and $1,880,131 or $0.09 per share for the three and nine months ended December 31, 2003, respectively, compared to $569,863 or $0.03 per share, and $2,835,444 or $0.16 per share for the three and nine months ended December 31, 2002, respectively, is a direct result of the implementation of cost reduction programs which have consolidated and centralized our operating units and the elimination of unprofitable products and services.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in our cash position is due to our continued operating losses. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products although a cash management and cost reduction program has been implemented and has reduced the overall cash loss by 63% for the nine month period ended December 31, 2003, versus 2002. The sources and uses of cash are summarized as follows (unaudited):

NINE MONTHS ENDED

DECEMBER 31,

	2003	2002
Net cash used in operating activities	$ (788,843)	$ (1,540,002)
Net cash used in investing activities	--	(18,365)
Net cash provided by (used in) financing activities	72,033	(135,445)
Net cash provided by (used in) discontinued operations	64,439	(86,289)
	----------------------	----------------------
Net decrease in cash and cash equivalents	$ (652,371) =============	$ (1,780,101) =============

Cash used in operating activities consisted principally of net loss of $1,900,295 offset primarily by $1,013,323 of stock-based compensation, as well as by non-cash charges of $159,187 in depreciation and amortization, and $57,826 in amortization of notes receivable. Other operating activities that contributed to the use of cash were $74,178 in the net change of current assets and current liabilities. This decrease resulted primarily from a decrease in accounts payable of $126,857 offset by increases in accrued liabilities and deferred revenue of $17,348 and $44,759, respectively, and an increase in accounts receivable of $14,853.

There was no cash used in investing activities for the nine months ended December 31, 2003. Cash used in investing activities for the nine months ended December 31, 2002 consisted principally of cash used for the acquisition of property and equipment.

Cash flows from financing activities produced a net increase in cash of $72,033, which resulted primarily from the exercise of stock options, offset in part from repayments of notes payable and capital leases.

Net cash provided by discontinued operations of $64,439 for the nine months ended December 31, 2003 is primarily from the discontinuation of the operations of WizShop, Inc.

As of December 31, 2003, we had cash and cash equivalents amounting to $1,317,539, a decrease of $652,371 from the balance at March 31, 2003. Working capital decreased to $973,314 at December 31, 2003 from $1,464,645 at the fiscal 2003 year end. The decrease in working capital is due to the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at December 31, 2003.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. Adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation has not had a material effect on our financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of December 31, 2003, we did not have any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian -- U.S. dollar exchange rate, but have not deemed it necessary to hedge this exposure.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. As of December 31, 2003, the adoption of SFAS No. 150 has not had a material impact on our results of operations or financial condition.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, our reduced capital resources, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended March 31, 2003. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2003, we had cash and cash equivalents of $1,317,539. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to changes in interest rates for these accounts.

We also have short-term notes payable in the amount of $10,000, at December 31, 2003. These notes are due and payable within one year. Because of the short-term nature of the notes and the fixed rate on the notes, there is no material exposure to changes in interest rates for these accounts. We do not have any derivative or hedge instruments at December 31, 2003.

We have a permanent engineering operation in Vancouver, B.C., Canada and therefore has an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of our business we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in Comprehensive Loss. At December 31, 2003, the cumulative translation loss was $73,142. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We do actively monitor the situation and as of December 31, 2003 there has been a small but trending decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we may seek to limit or hedge the exposure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 2003, we issued 21,250 shares of common stock to three independent consultants for services rendered.

With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuances were made without general solicitation or advertising. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

    Form of Registration Rights Agreement by and among Semotus Solutions, Inc., vFinance Investments, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro and Enable Growth Partners, LP dated January 14, 2004.
    Form of Common Stock and Warrant Purchase Agreement by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro and Enable Growth Partners, LP dated January 14, 2004.
    Form of Warrant dated January 14, 2004 by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro, Enable Growth Partners, LP., Richard Rosenblum, David Stefansky, vFinance Investments, Inc. and Arend Verweij.

31.1 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N. LaPine.

31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.

32.1 Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.

32.2 Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.

b) Reports on Form 8-K:

We filed one Current Report on Form 8-K during this quarter. On November 17, 2003 a Form 8-K was filed pursuant to Item 7 and Item 9 with respect to our financial results for the second quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMOTUS SOLUTIONS, INC.

Date: February 11, 2004 By: /s/ Anthony N. LaPine

---------------------------------------

Anthony N. LaPine, President, CEO and

Chief Executive Officer (Principal

Executive Officer)

By: /s/ Charles K. Dargan, II

---------------------------------------

Charles K. Dargan, II, Chief Financial

Officer (Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, Anthony N. LaPine, President and Chief Executive Officer of the Company, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Semotus Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2004

/s/ Anthony N. LaPine ---------------------------- Anthony N. LaPine President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Semotus Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2004

/s/ Charles K. Dargan, II -------------------------------- Charles K. Dargan, II Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Semotus Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Anthony N. LaPine, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: February 11, 2004 /S/ ANTHONY N. LAPINE ------------------------------- ANTHONY N. LAPINE CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Semotus Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: February 11, 2004 /S/ CHARLES K. DARGAN, II ------------------------------ CHARLES K. DARGAN, II CHIEF FINANCIAL OFFICER

End of Filing