Form 10-K
period 2004-03-31
SEMOTUS SOLUTIONS INC
filed 2004-06-29
CIK 832370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

Commission file number: 1-15569

SEMOTUS SOLUTIONS, INC.

(Exact name of Registrant as specified in its Charter)

Nevada 36-3574355 ---------------------------- ------------------- (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

16400 Lark Ave., Suite 230, Los Gatos, CA 95032

(Address of principal executive offices, including zip code)

(408) 358-7100

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on September 30, 2003, as reported by Amex ($0.91 per share), was approximately $17,619,218. The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on June 9, 2004 as reported by Amex ($0.35 per share), was approximately $7,595,864. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 9, 2004, 22,702,469 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

SEMOTUS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2004

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. WHEN USED HEREIN, WORDS SUCH AS "ANTICIPATE", "BELIEVE", "ESTIMATE", "INTEND", "MAY", "WILL", "CONTINUE" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO SEMOTUS SOLUTIONS, INC. ("WE", "OUR", "SEMOTUS" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS. SEMOTUS UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART 1

ITEM 1. BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY

Semotus® Solutions, Inc. ("We" or "Our"), is a leading provider of software for wireless enterprise applications. Our software connects employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our two lines of business consist of: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and (ii) enterprise wireless messaging and communications with the HipLinkXS family of software and services. Our enterprise application software provides mobility, convenience, and efficiency and improves profitability.

We changed our name from Datalink.net, Inc. as of January 11, 2001. We were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. As a part of the transaction, we also acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corp.

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

RECENT DEVELOPMENTS

SEGMENT INFORMATION

After the Centralization and Consolidation Plan was largely completed by March 31, 2003 (See Item 7 -Centralization and Consolidation Plan), we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the nature of the products and services are all similar. Accordingly, starting in the fiscal year ended March 31, 2004, we have been reporting the single line of business of wireless and mobile enterprise software and no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier periods presented has been reclassified accordingly to conform to the single segment current year presentation.

DISCONTINUATION AND SALE OF OPERATIONS

As part of our Centralization and Consolidation Plan, which was largely completed by March 31, 2003, we reduced our e-commerce and m-commerce presence with the elimination of unprofitable products and services. One of our subsidiaries, FiveStar Advantage, Inc. ("Five Star") was not expected to make a significant contribution to our future profitability as its operations were unprofitable. Therefore, we decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002; this liquidation closed on April 29, 2004. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, we decided to discontinue the operations of Wares on the Web ("Wares") in August 2002. The Wares operations were unprofitable, and consequently, Wares filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002; this liquidation closed on March 24, 2003. WizShop.com, Inc.'s ("WizShop") operations were also discontinued as of September 30, 2003, as it was not expected to make a significant contribution to our future profitability. WizShop did not have any additional contracts for its online software marketing business, the last of which was completed as of March 31, 2003.

On January 18, 2002, the Global Beverage Group ("GBG"), a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' subsidiary, Application Design Associates, Inc. ("ADA"), by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid us $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. GBG provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and we therefore reflected ADA as a discontinued operation as of March 31, 2003. In May 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of our common stock originally issued in May of 2001 and April of 2002 as part of our acquisition of ADA. This event resulted in the discontinuation of ADA's operations in fiscal year 2003.

In accordance with SFAS 144, the operations of FiveStar, Wares and ADA were recorded as discontinued operations in the fiscal year ended March 31, 2003. In the second quarter ended September 30, 2003, the WizShop operation was recorded as a discontinued operation, and in the fiscal year ended March 31, 2004, the net income from discontinued operations of $105,834 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement. The net loss from discontinued operations of $403,698 for the fiscal year ended March 31, 2003, consisted of a net loss from operations in the fiscal year ended March 31, 2003 of $122,021 at Five Star and Wares, a net loss from operations of $677,069 at ADA, and net income of $395,392 at WizShop. A net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized at March 31, 2003.

SIGNIFICANT EVENTS

On January 23, 2004, we closed an equity private placement of $1,028,750. Under the terms of the private placement, we sold an aggregate of 1,959,523 shares at $0.525 per share and 489,881 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we paid a placement fee of $85,000, of which $51,216 was paid in cash and the balance was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. After payment of expenses and placement fees, we received net proceeds of $977,474. These funds are being used to finance the ongoing operations of the business and to augment our sales and marketing efforts.

DESCRIPTION OF BUSINESS

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Description of Business", "Recent Acquisitions" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE SEMOTUS STRATEGY

Now that we have completed our Centralization and Consolidation Plan, our focus is on growing revenues organically within our two lines of business: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and (ii) enterprise wireless messaging and communications with the HipLinkXS family of software and services.

We focus our enterprise application software strategy in target markets where there are significant growth opportunities and an existing strong customer base that is adopting mobile and wireless technology. Customer penetration and product acceptance are paramount to our formula. While we continue to improve and maintain our market leading technology, we mold our products for market acceptance. Through strong customer relationships and market knowledge, we blend our technology into readily identifiable and sellable products and services.

TARGET MARKETS

Enterprises are adopting mobile and wireless software solutions in order to increase their employees' productivity and customer satisfaction. Our technology can service any enterprise in any market segment. We have chosen to focus in two areas that we believe project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. Those two lines of business are: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and (ii) enterprise wireless messaging and communications with the HipLinkXS family of software and services.

WIRELESS FINANCIAL SERVICES: Mobile and wireless software services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. Wireless data delivery can put the individual traders one step ahead of the market, increasing their transaction time and giving them a competitive advantage. It is for this reason that Semotus developed Global Market Pro ("GMP") with J.P. Morgan Chase in 1999. Global Market Pro is an advanced wireless application designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets. Equity Market Pro was developed from the GMP platform and is designed for equity traders and salesmen who have a real-time need for equity market information. A new product, Futures Market Pro, was also developed from the GMP platform and is designed for futures traders and other people who have a real-time need for futures market information. Equity Market Pro and Futures Market Pro services are marketed to major financial institutions, similar to GMP. These applications provide the flexibility for a user to request additional information or change requirements and set-up at any time from the Internet or the user's wireless device.

ENTERPRISE WIRELESS MESSAGING AND COMMUNICATIONS: HipLinkXS has evolved from an enterprise text messaging application into a complete mobile communications solution. HipLinkXS consists of a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. We address the needs of enterprises with large numbers of employees in the field by providing complete solutions that assist field service organizations with routing and dispatching, communications, order status, access to corporate databases and customer billing. By having remote access to technical information, inventory status and corporate databases, the field service worker's productivity increases. Mobile and wireless software solutions are becoming a critical component of many enterprises today.

SERVICES AND PRODUCTS

During the fiscal year ended March 31, 2004, after centralizing and consolidating our operations into the enterprise application software business, we offered our services and products through two major lines of business within the enterprise application software market: (i) wireless financial services and software, and (ii) wireless messaging and communications software.

ENTERPRISE APPLICATION SOFTWARE

Enterprise application software connects employees to critical business systems, information, and processes. It helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles through the immediate access to mission critical information in a mobile environment. We create mobile and wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Our services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. We provide two different types of wireless solutions: (i) ASP-based, where we host and manage the information on our servers and (ii) premise-based where we install and engineer the software and information on our customers' servers.

WIRELESS FINANCIAL SERVICES AND SOFTWARE

GLOBAL MARKET PRO ™

Global Market Pro ("GMP") is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. This application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, GMP is capable of advanced customization based on the unique preferences of each individual.

GMP provides real-time financial data from leading news and information sources, including Reuters, Market News International and GovPX. This product has been engineered for all device platforms including, RIM Interactive 957, two-way pagers, WAP phones and the Palm VII. The application features a portfolio customization Web site interface, allowing users to set event or time driven push alerts based on specific criteria or establish custom portfolios for real-time on-demand data requests. We are continuing to expand the product's features and capabilities.

EQUITY MARKET PRO ™

Equity Market Pro ("EMP") is an enterprise application built for the institutional equity trader using the GMP financial platform. We developed EMP with the same customization capability and are deploying EMP using our over-the-air-programming (OTAP) technology. EMP is designed for the secure delivery of real-time financial information and news. EMP features Dow Jones News Service(SM) as its premier news source. Market data for EMP is sourced from Reuters and GovPX.

EMP is targeted to the over 400,000 institutional professionals who use real-time equity data at a workstation and is sold to institutions for their employees. All data provided through EMP is completely customizable providing information specific to each trader's needs. Features include the ability to create and track an unlimited number of watch lists for either push or pull delivery, snap quotes, charts and graphs, corporate profiles, symbol lookup, indices, and world composite data. EMP monitors any security or market indicator in real-time and sends out a wireless alert when pre-set values have been reached.

FUTURES MARKET PRO ™

Futures Market Pro ("FMP") is a dynamic wireless financial application that gives financial professionals instant access to real-time futures and equities data. FMP, like EMP and GMP, can be customized to individual information needs. FMP monitors the market for events on any contract or stock, and creates and tracks custom watch lists. Alerts can be set on futures, securities or indices so that a user is notified when the market moves. Other features include snap quotes, time and sales info, watch lists, charts, news from Dow Jones and Comtex, built in portfolios, customized alerts, corporate profiles, symbol lookup and an OTAP application loader.

LEGACY FINANCIAL CONSUMER PRODUCTS

We continue to offer a suite of wireless financial consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Our current line of financial consumer products is mostly comprised of QuoteXpress(R), CompanyNewsX and CommodityXpress(TM).

WIRELESS MESSAGING AND COMMUNICATIONS SOFTWARE

HIPLINKXS ™ FAMILY

As part of our expanding enterprise application technology and product offerings, we launched a newly upgraded Hiplink product called HipLinkXS in July of 2001. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. Some examples of applications that HipLinkXS can easily integrate with, working as the critical event notification component, include: NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

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

STRATEGIC RELATIONSHIPS

We maintain strategic relationships with wireless and technology companies in order to further develop our services and product offerings. Maintaining market-leading technology is a difficult task; however, we believe that we continue to produce new software and engineered products and services that are leading the mobile and wireless market. The key relationships for us are with telecommunications carriers, wireless device manufacturers and content providers.

CUSTOMERS

We have a very diversified customer list. Although we have many customers utilizing our mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. In the fiscal year ended March 31, 2004, there were two customers accounting for over 5% of our revenues. One customer accounted for 15% of revenues, and a second customer accounted for 6% of revenues. None of these customers accounted for any significant accounts receivable at March 31, 2004.

REVENUE AND LONG-LIVED ASSETS

Almost all of our revenue is generated in the United States through our Los Gatos, California office, and most of our fixed assets are located in the Los Gatos, California office.

VENDORS

We maintain strong relationships with all of the major telecommunications carriers, content providers and wireless hardware manufacturers for our wireless products and services. We are not dependent upon any one carrier, content provider or hardware manufacturer for our business.

COMPETITION

We are participating in the highly competitive businesses of enterprise application software, mobile and wireless telecommunications, systems integration and professional services. The competition is from a broad range of both large and small domestic and international corporations. Some of our competitors have far greater financial, technical and marketing resources than we do.

The competitive factors important to us are our technology, engineering expertise, customer support and customer relationships. Industry competitive factors include, but are not limited to, technology, engineering capability, customer support, breadth and depth of strategic relationships, financial condition, and marketing initiatives. We leverage the quality of our engineering team and customer service team, the depth and breadth of our customer relationships, and our ability to respond quickly to change in order to be competitive and successful.

RESEARCH AND DEVELOPMENT

We maintain our research and development operations in Vancouver, B.C., Canada. As of March 31, 2004, we employed seven persons in research and development and engineering. We find it advantageous to have our research and development activities in Vancouver due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $563,602, $719,965 and $999,589, respectively, in the years ended March 31, 2004, 2003 and 2002.

INTELLECTUAL PROPERTY

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices.

To date, we have federally registered certain of our trademarks. "Semotus", "QuoteXpress", "MailXpress", "Net2Wireless" and "Simkin" are registered trademarks of ours. In addition, we have applied for federal registration of other marks. However, we may not be successful in obtaining the service marks and trademarks for which we have applied. In December 2003, we sold the rights to most of our issued patents and patent applications, but we retained a nonexclusive worldwide right to make, use and sell any products covered by these patents that we sold. We retained patent #5875436 "Virtual Transcription System" and a patent application related to our financial data services software. However, future patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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

EMPLOYEES

At March 31, 2004, we had 20 full-time employees and 5 part-time employees, approximately 13 of whom were engaged in sales and marketing, 5 in finance and administration, and 7 in engineering. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISK FACTORS PARTICULAR TO SEMOTUS

We have historically incurred losses and these losses are expected to continue in the future.

We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of $65,113,474.

We have not achieved profitability and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We have incurred (and may incur in the future) losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private companies that we acquired. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable. If we do achieve profitability, we may not be able to sustain it.

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

Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target markets of financial services and software and messaging and communications software. Economic activity continues to be slow in these markets, and our sales cycle is significantly extended as existing and potential customers continue to reduce their spending commitments, deferring wireless projects and declining to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. If general economic conditions continue to be adverse, if the economies in which our target customers are located continue to suffer from a recession, if demand for our solutions does not expand, or if war or terrorism impacts the U.S., Canada or our other target markets, our ability to increase our customer base may be limited, and our revenue may decrease further.

We may not be able to recover any of the value of goodwill recorded on some of our acquisitions and investments.

During 2002 and 2001, we recorded approximately $9,695,199 in goodwill and other intangibles related to our acquisitions. Consideration for our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock was at historically high prices. All of these companies were privately held and their fair values are highly subjective and not readily determinable. Our policy is to review the value of all our acquisitions for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. During the years ended March 31, 2003 and 2004, stock prices and market valuations in our industry and in our vertical markets have fallen substantially in response to a variety of factors, including a general downturn in the economy, terrorism, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those companies in which we have invested and of other companies similar to those we acquired have declined substantially. For the fiscal years ended March 31, 2003 and 2004, we did not record any impairment charges from continuing operations. However, for the fiscal year ended March 31, 2002, we recorded $909,272 in goodwill impairment charges and $3,420,000 in other intellectual property impairment charges from continuing operations. If similar adverse market conditions develop in the future, we may be required to take additional impairment charges. Further, in accordance with SFAS 144, we have presented the operations of FiveStar, Wares, ADA and WizShop as discontinued operations. In the net loss from discontinued operations for 2002 and 2003, impairment charges were taken against the goodwill of both Wares (fiscal year 2002) and ADA (fiscal year 2003). Regarding ADA's discontinuance, Global Beverage provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and we therefore reflected ADA as a discontinued operation as of March 31, 2003. As discussed in Note 6, "Impairment of Long Lived Assets and Goodwill," we performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724. We continue to perform the impairment tests on a quarterly basis.

Our future earnings could continue to be negatively impacted by significant charges resulting from the impairment in the value of acquired assets.

For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At March 31, 2002, we recorded an impairment charge of $3,420,000 related to intellectual property assets, and $3,617,283 related to goodwill, for which $909,272 was related to continuing operations and the balance was related to discontinued operations. Further, in accordance with SFAS 144, we have presented the operations of Five Star, Wares, ADA and WizShop as discontinued operations. Regarding ADA's discontinuance, Global Beverage provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and we therefore reflected ADA as a discontinued operation as of March 31, 2003. In the net loss from discontinued operations for fiscal year 2003, impairment charges were taken against the goodwill of ADA. As discussed in Note 6, "Impairment of Long Lived Assets and Goodwill," we performed the impairment tests and determined that impairment charges were required. The impairment expense for the ADA goodwill was $635,724. Our current outstanding goodwill balance as of March 31, 2004 and 2003 was $1,430,141, related to the Cross Communications, Inc. acquisition.

In addition, changes in generally accepted accounting principles (GAAP) require us to discontinue amortizing goodwill and certain intangible assets. We adopted these changes effective April 1, 2002. Under this approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value.

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

Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and or maintenance and adaptation of our customer service and network operations centers require substantial financial, operations and management resources. At the same time, we have reduced our operating expenses, which entails a reduction in operational and management resources. While we believe that our cost reductions were targeted at areas that are not necessary to maintain and develop our ability to serve customers, there can be no assurance that we will succeed in lowering costs while maintaining our ability to provide service. If we fail to maintain or improve service levels, we may lose customers and/or the opportunity to provide more services and products.

We depend on recruiting and retaining key management and technical personnel with wireless data and software experience and we may not be able to develop new products or support existing products if we cannot hire or retain qualified employees.

Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and messaging software industries is intense, and finding and retaining qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is increasingly difficult to hire and retain these persons. We have a written employment agreement with Anthony N. LaPine, the Company's Chairman, CEO and President. We do not have employment agreements with any other officer or employee. If we lose the services of Mr. LaPine or any other officer or key employee, such as Pamela LaPine, Cornel Fota, Tali Durant or Charles K. Dargan, we may not be able to manage or operate our business successfully and achieve our business objectives.

If we do not have sufficient capital to fund our operations, we may be forced to discontinue product development, reduce our sales and marketing efforts or forego attractive business opportunities.

To help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions during the past two fiscal years to reduce our operating expenses. Most of our current operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable and these expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. If the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

We expect that the cash we receive through our operations and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, and we will incur debt service costs.

Our success is dependent in part on our ability to protect our intellectual property, and our failure to protect our intellectual property could have a significant adverse impact in our business.

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. The measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and applied for a patent on our financial data services software. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks, patents and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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

Our software may contain defects or errors, and our sales could go down if this injures our reputation or delays shipments of our software.

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

Disruption of our services due to accidental or intentional security breaches may harm our reputation causing a loss of sales and increased expenses.

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

There are a number of competitors who are larger and have much greater resources than we do. Many of our competitors have more experienced people and larger facilities and budgets than we do. Some of our current competitors include wireless financial service providers, such as Aether Systems and Wolf Tech, and wireless messaging and communications software providers, such as California Amplifier, Sonic Mobility and Invoq. These competitors could use their resources to conduct greater amounts of research and development and to offer services at lower prices than we can. These factors may adversely affect our ability to compete by decreasing the demand for our products and services.

Our ability to sell new and existing services at a profit could be impaired by competitors.

Intense competition could develop in the market for services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include: wireless network carriers such as Verizon Wireless, Cingular, Sprint PCS, TMobile, Nextel and AT&T Wireless; wireless device manufacturers, such as Palm, Motorola, Good Technology and RIM; software developers such as Microsoft Corporation; and systems integrators such as IBM. Most of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

Consolidation in our industry could lead to increased competition and loss of customers.

The wireless data and messaging software industries have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could adversely affect our business, by, for example, increasing our costs or reducing our ability to continue selling and supporting our services. Our business could suffer depending on the extent to which our activities or those of our customers or suppliers are regulated.

We may face interruption of production and services due to increased security measures in response to terrorism.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the terrorist activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

RISK FACTORS RELATED TO OUR STOCK PRICE

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.

Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the price of our common stock. As of March 31, 2004, Anthony N. LaPine, our President and Chief Executive Officer and Chairman of the Board, beneficially owned 2,584,624 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price of our common stock.

In addition, as of March 31, 2004, we have granted and have outstanding 3,408,335 options, with 1,735,513 of those immediately exercisable, to purchase our common shares in accordance with our 1996 Stock Option Plan. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares. On April 29, 2004, the Securities and Exchange Commission declared effective a registration statement to register the resale of 2,023,874 shares of common stock and 530,357 shares of common stock issuable upon the exercise of certain share purchase warrants. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

    announcements of technological or competitive developments;
    acquisitions or strategic alliances by us or our competitors;
    the gain or loss of a significant customer or order;
    changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or
    general market or economic conditions.

This risk may be heightened because our industry is relatively new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

In addition, the market for internet, wireless and technology companies in particular has experienced extreme price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

We do not plan to pay any dividends.

Our shares should not be purchased by investors who need income from their holdings. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the future. As a result, our common stock is not a good investment for people who need income from their holdings.

FORWARD-LOOKING STATEMENTS

This report, including the sections entitled "Description of Business", "Recent Developments" and "Risk Factors," contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Any statements in this report regarding Semotus' outlook for its business and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements. These statements relate to future events or our future financial and operating performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from that expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under "Risk Factors" and elsewhere in this document. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results except as required by law.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Los Gatos, California. The accounting and legal departments, as well as a portion of our marketing, sales, and customer support departments, are housed at this location. This facility is approximately 2,000 square feet, and is under a lease that expires on September 20, 2004 with a monthly rental expense of $4,704. Semotus Systems Corp., a Semotus subsidiary which houses our engineering and research and development group, is located in Vancouver, British Columbia, Canada, where it occupies a facility of approximately 2,437 square feet. This lease expires on June 30, 2007, and has a monthly rental expense of $2,640.

We believe that the existing facilities will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3. LEGAL PROCEEDINGS.

WizShop.com, Inc. ("WizShop"), one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleged eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arose out of Earthlink's breach of the written agreement with WizShop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to WizShop revenues to which WizShop is entitled to under the agreement. We sought monetary damages of $20,000,000 for the above matter. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to WizShop a total sum of $210,000.

We are not a party to any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION. Our common stock first began trading on the OTC Bulletin Board on May 9, 1997. On December 29, 1999, trading in our common stock moved to the American Stock Exchange ("AMEX"), under the symbol "DLK". On August 14, 2000, trading in our common stock moved to the Nasdaq National Market ("Nasdaq"), under the symbol "XLNK". On December 18, 2000, trading in our common stock moved back to the AMEX under the symbol "DLK".

A 2 for 1 forward stock split became effective on April 27, 2000. Share prices have been adjusted to reflect this split.

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2002
Quarter ended June 30, 2001	$ 3.15	$ 1.46
Quarter ended September 30, 2001	$ 1.75	$ 0.66
Quarter ended December 31, 2001	$ 1.05	$ 0.53
Quarter ended March 31, 2002	$ 0.94	$ 0.60
Fiscal Year Ended March 31, 2003
Quarter ended June 30, 2002	$ 0.70	$ 0.25
Quarter ended September 30, 2002	$ 0.39	$ 0.14
Quarter ended December 31, 2002	$ 0.27	$ 0.10
Quarter ended March 31, 2003	$ 0.20	$ 0.11
Fiscal Year Ended March 31, 2004
Quarter ended June 30, 2003	$ 0.68	$ 0.10
Quarter ended September 30, 2003	$ 1.39	$ 0.36
Quarter ended December 31, 2003	$ 0.94	$ 0.65
Quarter ended March 31, 2004	$ 0.94	$ 0.53

(b) HOLDERS. As of March 31, 2004, we had approximately 450 shareholders of record. We believe that in excess of 15,000 beneficial owners hold shares of our common stock in depository or nominee form.

(c) DIVIDENDS. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The information required by this Item will be included in our Proxy Statement for the Annual Meeting of Shareholders to be held in September 2004 under the caption "Executive Compensation - Summary Information Concerning Stock Option Plans," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES. During the quarter ended March 31, 2004 we issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

In connection with a private placement of $1,028,750 that occurred in January of 2004, we issued 1,959,523 common shares at $0.525 per share and 489,881 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we also paid a placement fee, a portion of which was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. In addition, during the quarter ended March 31, 2004, we issued a total of 16,250 shares to various suppliers of services. With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were sophisticated and were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended March 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements.

	Year Ended March 31,
	2004	2003	2002	2001	2000* (unaudited)
Consolidated Statement of Operations Data:
Revenues	$ 1,338,373	$ 1,339,190	$ 1,416,940	$ 1,910,194	$ 1,459,920

Cost of revenues	323,848	352,285	539,692	1,034,603	805,099

Gross profit	1,014,525	986,905	877,248	875,591	654,821

Operating expenses:
Research and development	563,602	719,965	999,589	1,187,348	600,957
Sales and marketing	725,114	959,191	1,718,190	4,098,228	1,608,056
General and administrative	963,790	2,159,498	2,781,714	4,218,224	3,428,314
Impairment of goodwill	--	--	909,272	--	--
Impairment of intangible assets	--	--	3,420,000	--	--
Depreciation and amortization	201,181	1,255,635	2,360,771	1,786,514	--
Stock, option and warrant expense	952,473	52,455	496,181	601,932	--

Operating loss from continuing operations	(2,391,635)	(4,159,839)	(11,808,469)	(11,016,655)	(4,982,507)

Net loss from continuing operations	(2,357,519)	(3,157,234)	(11,249,054)	(9,913,215)	(4,246,949)
Net income (loss) from discontinued operations	105,834	(403,698)	(7,195,424)	(1,380,166)	--
Gain from disposal of discontinued operations	--	128,582	--	--	--
Net loss	$(2,251,685)	$(3,432,350)	$ (18,444,478)	$ (11,293,381)	$(4,246,949)

Net loss per common share from continuing operations	$ (0.11)	$ (0.17)	$ (0.66)	$ (0.65)	$ (0.59)
Net loss per common share from discontinued operations	$ 0.00	$ (0.02)	$ (0.43)	$ (0.09)	--
Net loss per common share	$ (0.11)	$ (0.19)	$ (1.09)	$ (0.74)	$ (0.59)

Weighted average shares	20,604,458	18,039,262	16,975,660	15,199,895	7,213,715

Consolidated balance sheet data:
Cash and cash equivalents (including restricted cash)	$ 1,717,052	$ 1,969,910	$ 4,763,928	7,330,749	$ 15,673,264
Working capital	1,682,495	1,464,645	2,064,396	7,479,156	15,753,980
Total assets	3,551,930	4,648,556	10,337,063	21,769,961	16,597,406
Long-term liabilities	--	336,405	821,475	898,617	1,362,590
Preferred shareholders' equity	--	--	5,682,456	5,682,456	9,315,501
Common shareholders' equity	3,261,456	3,309,727	294,481	13,182,551	5,804,468

* Fiscal year 2000 selected financial data is presented in this table as originally filed by Semotus with the SEC. The data are not restated to take into consideration the acquisition of Five Star on December 28, 2000 under the pooling method of accounting, which, because of the discontinuance of the operations of Five Star, would have appeared only in the net loss or gain from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

OVERVIEW

At the end of fiscal year 2003 we had completed our Centralization and Consolidation Plan. Through fiscal year 2004 to present, we have focused on growing revenues within our two core product lines: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) enterprise wireless messaging and communications with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

FACTORS AFFECTING COMPARABILITY; STRATEGIC REPOSITIONING

We have transitioned our business from consumer driven wireless products and services to enterprise-based application software products and services with emphasis in the mobile and wireless software markets. This transition has mostly taken place since March 2000. As part of the transition, we acquired six companies Cross, Simkin, Wares, Five Star, WizShop and ADA. For specific information concerning the acquired companies see Note 4 to the Financial Statements, "Acquisitions". Each subsidiary provided revenues and a significant customer base to allow us to add to our technology, expand our product offerings and penetrate targeted vertical markets. However, due to the continued economic recession and limited capital spending, we centralized and consolidated our operations and closed Five Star and Wares, sold ADA, discontinued WizShop and consolidated Simkin and Cross (See the "Centralization and Consolidation Plan" below). After the Centralization and Consolidation Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Through fiscal year 2004 to the present, we have been focused on growing revenues within our two core product lines: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) enterprise wireless messaging and communications with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

CENTRALIZATION AND CONSOLIDATION PLAN

In May 2002, the Board of Directors determined that we needed to focus our operations on our core enterprise software products. Given the continued economic recession and limited capital spending, as well as the reduced access to capital, we economically utilized our limited resources on those products with the best margins and cash flow generation. As part of that effort, we reduced our e-commerce operations and closed the FiveStar business as of the end of June 2002 and closed the Wares' business as of August 2002. WizShop was discontinued as of September 2003. Both Simkin's and Cross' business operations were also consolidated. Additionally, we reflected ADA as a discontinued operation as of March 31, 2003, and in May 2003, GBG purchased the remaining 51% ownership of ADA. Accordingly, we redirected our human and capital resources towards more profitable products and services. (See "Factors Affecting Comparability; Strategic Repositioning").

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Our management performs an on-going analysis of the recoverability of our goodwill and other intangibles and the value of our investments in accordance with SFAS 144 and SFAS 142, "Goodwill and Other Intangible Assets". Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin, Wares and WizShop. Also, an impairment may have arisen with the recorded asset value of our Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. We had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 7 to the Financial Statements, "Sale of Technology and Net Impairment of Goodwill". For Wares and WizShop, we analyzed the current carrying value of the goodwill related to both acquisitions.

The result of this analysis necessitated charges to income of certain intangible assets which include goodwill, GMP intellectual property and acquired software. Those charges total approximately $7 million for the fiscal year ended March 31, 2002. See Notes 6 and 7 to the Financial Statements, "Impairment of Long-Lived Assets and Goodwill" and "Sale of Technology and Net Impairment of Goodwill" respectively. No further impairment charges in continuing operations have been taken in fiscal year ended March 31, 2004 and 2003, although a net loss from discontinued operations of $799,090 was taken for the operations of Five Star, Wares and ADA, mostly comprised of an impairment to goodwill of $635,724 at ADA. Management has determined that the remaining goodwill of $1,430,141 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are revenue recognition, cost allocation to revenue and valuation of intangible assets.

REVENUE RECOGNITION

We recognize revenues based upon contract terms and completion of the sales process. Revenue is generated from one-time software licensing fees, annual maintenance fees and monthly wireless services fees provided to enterprises and consumers. We also receive a small revenue stream from pager rentals. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the premise-based business, wireless software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain. The revenue for the maintenance fees received through the Hiplink contracts are recognized ratably over the life of the maintenance contract. In the financial services, the monthly wireless services are billed in arrears and are recognized upon invoicing. For any professional or related services, revenue is generated from software engineering, training and consultation services; revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract. For consumer wireless services and pager rentals, revenue is recognized monthly upon credit card billing as the monthly service is delivered.

COST OF REVENUE

The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs.

VALUATION OF LONG-LIVED ASSETS

Our management performs an on-going analysis of the recoverability of our goodwill and other intangibles and the value of our acquired net assets in accordance with SFAS 144 and SFAS 142. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

In accordance with SFAS 144 and SFAS 142, we perform an undiscounted cash flow analysis of the long-lived assets and acquired net assets to determine whether an impairment exists. When the undiscounted cash flows are less than the carrying value of the net assets, management determines a range of fair values using a combination of valuation methodologies. The methodologies include:

    Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
    Changes in market value since the date of acquisition relative to the following:
      The Company's stock price;
      Comparable companies;
      Contribution to the Company's market valuation and overall business prospects.

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill, but instead will assess potential future impairments of such intangible assets and goodwill by performing impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets and goodwill in relation to the carrying value of the assets.

In prior years, we had capitalized the fair value of contracts acquired in business combinations as required by APB 16 "Business Combinations". Fair value was determined by estimating the cost expected to be incurred in order to perform the obligations under the contract plus adding a reasonable profit associated with the performance effort. The capitalized cost was amortized into cost of revenue as revenues were recognized and was fully amortized as of March 31, 2003.

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

All financial results for the fiscal years ended March 31, 2004, 2003 and 2002 have been restated for the discontinued operations of Five Star, Wares, ADA and WizShop.

REVENUES

Revenues for the years ended March 31, 2004, 2003 and 2002 were $1,338,373, $1,339,190 and $1,416,940, respectively.

Revenues for the fiscal year ended March 31, 2004 versus 2003 remained essentially the same. While there has been some variability in the number of customers, the overall revenue level has not changed. This is due to the fact that corporate capital spending has remained fairly constant through these last two fiscal years.

The 5% decrease in revenues for the fiscal year ended March 31, 2003 versus 2002 was due to the continuation of the technology recession as the enterprise and commerce sales and the professional services segments had declines with fewer new customers and contracts. Wireless services generally maintained its level of revenues.

COST OF REVENUES AND GROSS MARGIN

The gross profit margin increased by 2% to 76% for the fiscal year ended March 31, 2004, due to the fact that we are continuing to sell our enterprise application software and wireless financial software and services, which have a high gross profit margin. Additionally, we continued to be more efficient in all of our business operations, which improved gross and operating margins.

The gross profit margin increased by 12% in the fiscal year ended March 31, 2003 to 74%, due largely to the higher margin enterprise application software and wireless financial software and services, which was a much larger component of the overall revenue mix in the fiscal year ended March 31, 2003 as compared to fiscal year 2002. Further, through the Centralization and Consolidation Plan, we have become more efficient in all of our business operations, which improved gross and operating margins.

OPERATING EXPENSES

Operating expenses decreased by 33% in the fiscal year ended March 31, 2004, mainly due to the continued reduction in general and administrative expenses as described below.

Operating expenses decreased by 59% in the fiscal year ended March 31, 2003, due to the continued reduction in overall expenses through the Centralization and Consolidation Plan. Further, there were not any impairment charges taken in continuing operations in the fiscal year ended March 31, 2003.

We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. For the fiscal year ended March 31, 2002, there are two categories of impairment charges that are categorized as operating expenses: goodwill and intangible assets. For the fiscal years ended March 31, 2003 and 2004, there were not any impairment charges from continuing operations. The table below summarizes the changes in these categories of operating expenses during the past three fiscal years:

	Year Ended March 31,
Description	2004	2003	2002
Research and development	$ 563,602	$ 719,965	$ 999,589
Sales and marketing	725,114	959,191	1,718,190
General and administrative	963,790	2,159,498	2,781,714
Impairment of goodwill	--	--	909,272
Impairment of intangible assets	--	--	3,420,000
Depreciation and amortization	201,181	1,255,635	2,360,771
Stock, option and warrant expense	952,473	52,455	496,181
Totals	$ 3,406,160	$ 5,146,744	$ 12,685,717

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are principally for the development of updates to existing products, such as Futures Market Pro, Equity Market Pro and Global Market Pro, and for releases of new versions of our enterprise application products, HiplinkXS, OpenLink, IQLink and RemLink. These expenses have declined over the past three fiscal years because the major development work for these products has been completed, and research and development expenses were reduced as part of the Centralization and Consolidation Plan.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined principally due to the reduction in general advertising and non-sales supported marketing. There has been a reduction in marketing personnel as we have shifted our emphasis to marketing and sales support for our existing products.

General and administrative expenses include senior management, accounting, legal and consulting expenses. This category also includes the costs associated with being a publicly traded company, including the costs of the Nasdaq and AMEX listings, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined during the fiscal years ended March 31, 2003 and March 31, 2004 as personnel and offices were reduced and operating functions were consolidated.

In the fiscal year ended March 31, 2002, our management performed an on-going analysis of the recoverability of our goodwill and other intangibles and the value of our acquired net assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS 121"), and, in the fiscal years ended March 31, 2004 and 2003, in accordance with SFAS 142. Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present. As a result of our review, management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $909,272 was taken, wholly comprised of an impairment charge to Simkin's goodwill in fiscal year 2002. Furthermore, we took an impairment charge of $3,420,000 for GMP Intellectual Property in the quarter ended March 31, 2002. See Notes 6 and 7, "Impairment of Long-Lived Assets and Goodwill" and "Sale of Technology and Net Impairment of Goodwill" respectively, to the Financial Statements in this Form 10K. There were no impairment charges from continuing operations in the fiscal years ended March 31, 2003 or 2004, although an impairment charge of $635,724 was taken in the discontinued operations of ADA. Management has determined that the remaining goodwill of $1,430,141 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of the HipLink family of software products, which is generating current revenue and cash flow.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The decline in this expense through fiscal year 2003 is as a result of the impairment charges in fiscal 2002 which reduced the asset balances to be amortized and from our decline in capital spending. The decline in this expense from fiscal year 2003 to fiscal year 2004 is due to the final amortization of GMP in fiscal year 2003, and the fact that there were no acquisitions of property, plant or equipment in fiscal year 2004.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services. Such services include financial, marketing and public relations consulting. Additionally, common stock was issued for settlement of certain accrued liabilities. The decline in non-cash charges for compensation in fiscal year 2003 was due mainly to the termination of contracts with service providers, which called for stock or warrant compensation, as well as the decline in the stock and option grants to service providers, in the fiscal years ended March 31, 2003 and 2002. The increase in non-cash charges for compensation in fiscal 2004 is due to new contracts for services being entered into, an increase in stock and option grants to service providers, and variable accounting charges for repriced options.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires us to record compensation expense for changes in the fair value of our common stock. While no compensation expense was required to be recognized in fiscal year 2003 or fiscal year 2002, in fiscal year 2004 there was a stock compensation expense recognized in the amount of $894,409, due to the compensation expense adjustment for the repriced stock options based on the increase in the common stock price in fiscal year 2004. Compensation expense will be recognized in the future if the stock price increases above the exercise price of the repriced options.

NON-OPERATING INCOME AND EXPENSES

Non-operating income and expenses are primarily made up of interest income from invested cash, interest expense from a note payable and retired bank lines of credit, amortization of advances from technology sales received in previous periods, and the owner's fees and offsetting interest income recognized, related to the technology sales. The following tables reflect the changes in non-operating income and expenses:

	Year Ended March 31,
Description	2004	2003	2002
Net interest income	$ 22,666	$ 54,532	$ 260,152
Owners fee on sales of technology	--	(1,176,750)	(1,569,000)
Interest on note from sales of technology	--	1,176,750	1,569,000
Amortization of technology advances	--	206,724	306,908
Gain from cancellation of sales of technology contracts	--	628,927	--
Miscellaneous income (expenses)	11,450	112,422	(7,645)
Total non operating income, net	$ 34,116	$ 1,002,605	$ 559,415

Non-operating income, net of expenses, decreased in the year ended March 31, 2004 versus 2003, due to the cancellation of the technology sales contracts at the end of fiscal year 2003; no further income will be amortized from those contracts.

Non-operating income, net of expenses, increased in the fiscal year ended March 31, 2003 versus 2002, due to the cancellation of the technology sales contracts, of which the remaining deferred balances were recognized as income. This was offset somewhat due to less cash available for investment during the year resulting from the operating losses and the decrease in the amortization of technology advances amount.

COMPREHENSIVE LOSS

The decrease in the comprehensive loss for the fiscal year ended March 31, 2004 to ($2,232,707) or $(0.11) per share was due to a continued improvement in our overall operating efficiency.

The decrease in the comprehensive loss for the fiscal year ended March 31, 2003 to ($3,383,296) or $(0.19) per share was due to an improvement in our overall operating efficiency as the Consolidation and Centralization Plan was implemented. The gross profit margin improved and the operating costs were reduced. Further, impairment charges decreased by approximately $3,600,000 in the year ended March 31, 2003.

SEGMENT INFORMATION

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, we will report the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been reclassified accordingly to conform to the single segment current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow position has improved at March 31, 2004, due to the continued improvement in operations and due to the cash received from the private placement financing and exercise of stock options.

Although our cash position had decreased at March 31, 2003 due to our continued operating losses, this cash loss was reduced through our Centralization and Consolidation Plan.

The overall decrease in our cash position at March 31, 2002 was due to our continued operating losses. Cash continued to be spent on operating resources and upgrading wireless products although a cash management and cost reduction program was implemented and reduced the overall cash loss.

The sources and uses of cash are summarized as follows:
	Year Ended March 31,
	2004	2003	2002
Net cash used in operating activities of continuing operations	$ (1,384,379)	$ (1,824,848)	$ (4,493,464)
Net cash provided by (used in) investing activities of continuing operations	--	(15,889)	1,388,983
Net cash provided by (used in) financing activities of continuing operations	1,112,543	(210,941)	(195,450)
Net decrease in cash and cash equivalents	(252,858)	(2,100,732)	(3,260,107)

Cash used in operating activities at March 31, 2004 consisted principally of a net loss of $2,251,685 offset somewhat by non-cash charges of $201,181 for depreciation and amortization, $77,783 for the amortization of notes receivable, a stock and option compensation expense of $952,473, and a charge of $105,834 for the net income from discontinued operations. Further, there was a non-cash charge of $44,578 for a non-cash settlement of liabilities. Other operating activities that used cash were accounts payable and accrued liabilities in the amounts of $296,978 and $40,345, respectively.

Cash used in operating activities at March 31, 2003 consisted principally of a net loss of $3,432,350 offset somewhat by non-cash charges of $1,255,635 for depreciation and amortization, $593,259 for the amortization and forgiveness of notes receivable, net, and $176,346 for a non-cash legal settlement. Further there was a charge for the net loss from discontinued operations of $403,698 and a gain on the cancellation of technology contracts of $628,927. Other operating activities that used cash were accrued liabilities of $116,603.

Cash used in operating activities at March 31, 2002 consisted principally of a net loss of $18,444,478 offset somewhat by non-cash charges of $4,329,272 of impairment charges, depreciation and amortization of $2,360,771 and stock based compensation of $471,181. Other operating activities that provided cash were a reduction in accounts receivable of $250,365, and an increase in deferred revenue of $162,651 offset by a reduction in accounts payable of $104,559.

During the fiscal year ended March 31, 2004, there was no cash used in investing activities. Cash used in investing activities of $15,889 at March 31, 2003 resulted principally from $16,949 of capital expenditures offset somewhat by $560 from the sale of assets and $500 from cash received from certain acquisitions during the fiscal year. Cash provided by investing activities in 2002 of $1,388,983 resulted principally from $1,063,571 of cash provided by discontinued operations, net of assets acquired of $24,588, and $350,000 from the sale of the Kinetidex technology.

Cash flows from financing activities during the fiscal year ended March 31, 2004 produced a net increase in cash of $1,112,543. This resulted from net proceeds from a private placement of $977,474, and from the proceeds from the exercise of stock options and warrants for $211,584. This was offset slightly by the repayments of notes payable and capital leases by $56,224 and $20,291, respectively.

During fiscal year ended March 31, 2003, cash flows from financing activities produced a net decrease in cash of $210,941. This resulted from the repurchase of preferred stock for $100,000, from the $78,869 of repayments of notes payable and $33,792 of repayments of capital leases, and from the $9,818 cash used in discontinued operations, offset slightly by $11,538 in cash received from the exercise of warrants.

Cash flows used in financing activities at March 31, 2002 produced a net decrease in cash of $195,450. This resulted from $154,398 of repayments of notes payable and $40,423 of repayments of capital leases, and $12,297 in cash used in discontinued operations, offset slightly by $11,668 in cash received from the exercise of stock options.

As of March 31, 2004, we had cash and cash equivalents of $1,717,052, a decrease of $252,858 from the prior year. Working capital increased to $1,682,495 from the fiscal year ended March 31, 2003 due to the cash received from the private placement financing and the exercise of stock options, to the payoff of the notes payable and capital leases and to the disposition of the discontinued operations.

As of March 31, 2003, we had cash and cash equivalents of $1,969,910 a decrease of $2,100,732 from the prior year. Working capital decreased to $1,464,645 from the fiscal year ended March 31, 2002. The decrease in working capital is from the resources used in our operations, as explained above, somewhat offset by cash produced by the conversion of warrants and options into common stock. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

As of March 31, 2002, we had cash and cash equivalents of $4,070,642 (exclusive of restricted cash of $693,286), a decrease of $3,260,107 from the prior year. The continued decrease in working capital is from the resources used in our operations as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. There were no material commitments for capital expenditures at March 31, 2004 and we have no future capital lease payments. Operating lease expenses were $124,917 in fiscal 2004 and will be $52,153 in fiscal year 2005.

The following table discloses our contractual commitments for future periods. Long term commitments are comprised solely of operating leases (See Note 20).

Year ending March 31,
2005	52,153
2006	26,044
2007	27,440
2008	6,976
$ 112,613

At March 31, 2004 and 2003, we had a deferred tax asset of approximately $15,032,000 and $13,862,000, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of this asset, a 100% valuation allowance has been established.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. As of March 31, 2004, we have not entered into any arrangements with multiple deliverables, nor do we currently foresee doing so.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on our financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of March 31, 2004, we did not have any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian -- U.S. dollar exchange rate, but at this time we have not deemed it necessary to hedge this exposure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2004, we had cash and cash equivalents of $1,717,052. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

We have no notes payable at March 31, 2004.

We have a permanent engineering operation in Vancouver, B.C., Canada and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At March 31, 2004, the cumulative translation loss was $74,328. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and as of March 31, 2004 there has been a small but trending decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we would seek to limit or hedge the exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data and the reports of independent auditors thereon are listed in Item 15 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BDO Seidman, LLP served as our independent auditors from September 3, 1998 to July 15, 2002. We had determined to change our independent auditors for fiscal year 2003, and we dismissed BDO Seidman LLP on July 15, 2002. The decision to change independent auditors was recommended by our Management and the Audit Committee of the Board of Directors, and approved by a unanimous vote of the full Board of Directors.

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

On July 15, 2002, we engaged Burr, Pilger & Mayer LLP to serve as our independent auditors for the fiscal year ended March 31, 2003. The decision to engage Burr, Pilger & Mayer LLP was recommended by the Company's management team and the Audit Committee of the Board of Directors, and unanimously approved by the full Board of Directors. We did not seek the advice of Burr, Pilger & Mayer LLP on specific audit issues relating to the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any matter that was a reportable event prior to engagement of this firm.

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated by reference into this Item.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated by reference into this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated by reference into this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated by reference into this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be included in our Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2004, and is incorporated by reference into this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following financial statements required by this item are submitted in a separate section beginning on page 278 of this report.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of March 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Common Shareholders' Equity for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) EXHIBITS.
Exhibit Number	Description	Location
2.1	Agreement of Merger by and among Datalink.net, Inc., Acquisition Wireless, Inc., Cross Communications, Inc., and Kathleen M. Wold made effective as of July 20, 2000.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10QSB filed September 30, 2000.
2.2	Agreement of Merger by and among Datalink.net, Inc., Medical Acquisition Wireless, Inc. Simkin Inc. and J. Daniel Robinson made effective as of September 12, 2000.	Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10QSB filed September 30, 2000.
2.3	Agreement of Merger by and among Datalink.net, Inc., Wares Acquisition, Inc., ISS, Inc. and Stephen J. Casey made effective as of October 10, 2000.	Incorporated by reference to Exhibit 2.3 to the Registrant's Form 10QSB filed September 30, 2000
2.4	Agreement of Merger by and among Datalink.net, Inc., Five Star Advantage, Inc., Five Acquisition Inc. and Jeff Gleckman dated December 8, 2000.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed January 12, 2001
2.5	First Amendment to Merger Agreement by and among Datalink.net, Inc. Five Acquisition, Inc., Five Star Advantage, Inc. and Jeff Gleckman, dated as of December 28, 2000.	Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10QSB filed January 12, 2001.
2.6	Merger Agreement by and among Datalink.net, Inc., Five Acquisition, Inc., Tech-ni-comm, Inc., and Jeff Gleckman, dated as of December 8, 2000.	Incorporated by reference to Exhibit 2.3 to the Registrant's Form 10QSB filed January 12, 2001.
2.7	First Amendment to Merger Agreement by and among Datalink.net, Inc., Five Acquisition, Inc., Tech-ni-comm, Inc., and Jeff Gleckman, dated as of December 28, 2000.	Incorporated by reference to Exhibit 2.4 to the Registrant's Form 10QSB filed January 12, 2001.
2.8	Merger Agreement by and among Semotus Solutions, Inc., WizShop.com, Inc. and Wiz Acquisition, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed May 17, 2001.
2.9	Merger Agreement by and among Semotus Solutions, Inc., ADA Acquisition, Inc. Application Design Associates, Inc. and John Hibben.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed May 30, 2001.
2.10	Common Stock Purchase Agreement by and among Application Design Associates, Inc., John Hibben and 2007978 Ontario, Inc. dated January 18, 2002.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10Q filed February 14, 2002.
2.11	Agreement to Amend the Merger Agreement and Employment Agreement by and among Semotus Solutions, Inc., Application Design Associates, Inc. and John Hibben dated January 18, 2002.	Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10Q filed February 14, 2002.
**2.12	Agreement to Amend the Stock Purchase Agreement and terminate the Warrant by and among Application Design Associates, Inc., Semotus Solutions, Inc. and 2007978 Ontario, Inc. dated February 15, 2002.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed February 28, 2002.
2.13	Preferred Buy Back and Mutual Release Agreement by and among Semotus Solutions, Inc. and Brown Simpson Partners I, Ltd. dated December 31, 2002.	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed January 13, 2003.
2.14	Notice of Exercise of Option pursuant to the Stock Purchase Agreement dated April 24, 2003.	Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed May 7, 2004.
2.15

Settlement Agreement and Mutual General Release Agreement by and among Semotus Solutions, Inc., WizShop.com, Inc., Earthlink, Inc. (as successor-in-interest to Earthlink Network, Inc. and Earthlink Operations, Inc.) and Howard Lefkowitz dated May 14, 2003.

Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed May 28, 2004.
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit No. 2 to the Rregistrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.2	Bylaws of the Company.	Incorporated by reference to Exhibit No. 3 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.3	Amended and Restated Bylaws of the Company dated January 24, 2000.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on February 17, 2000.
3.4	Certificate of Amendment to the Articles of Incorporation dated February 17, 1998.	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended March 31, 1998.
3.5	Certificate of Amendment to Articles of Incorporation dated July 6, 1999.	Incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-A12B filed on December 21, 1999.
3.6	Certificate of Amendment to Articles of Incorporation Dated January 12, 2001.	Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-KSB for the year ended March 31, 2001.
4.1	Specimen Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A-12B filed on December 21, 1999.
4.2	Certificate of Designation of the Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed February 17, 2000.
4.3	Warrant to purchase up to 375,000 shares of common stock issued to Brown Simpson Strategic Fund, Ltd., dated February 9, 2000.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed February 17, 2000.
4.4	Warrant to purchase up to 201,923 shares of common stock issued to Brown Simpson Strategic Fund, L.P., dated February 9, 2000.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed February 17, 2000.
4.5	Warrant to purchase up to 76,923 shares of common stock issued to H.C. Wainwright & Co., Inc., dated February 14, 2000.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed February 17, 2000.
*4.6	Warrant to purchase up to 150,000 shares of common stock issued to Anthony N. LaPine, dated December 1, 1999.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed April 21, 2000.
**4.7	Warrant to Purchase 150,000 shares of Semotus' common stock issued to 2007978 Ontario, Inc. Dated January 18, 2002.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q filed February 14, 2002.
4.8	Warrant to purchase up to 846,154 shares of common stock issued to Brown Simpson Partners, I, Ltd. dated December 31, 2002.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed January 13, 2003.
10.1	Agreement Concerning the Exchange of Common Stock Between Datalink Systems Corporation and Datalink Communications Corporation.	Incorporated by reference to Exhibit No. 10 to the Registrant's Form 8-K dated June 27, 1996.
10.2	Application Software Purchase Agreement between Datalink Systems Corporation and Shalcor Investments.	Incorporated by reference to Exhibit No. 10.1 to the Registrant's Form 8-K dated August 26, 1996.
10.3	Management and Marketing Agreement between Datalink Systems Corporation and Shalcor Investments.	Incorporated by reference to Exhibit No. 10.2 to the Registrant's Form 8-K dated August 26, 1996.
10.4	8% Secured Term Note.	Incorporated by reference to Exhibit No. 10.3 to the Registrant's Form 8-K dated August 26, 1996.
*10.5	Employment Agreement with Anthony LaPine dated May 1, 1996.	Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended March 31, 1997.
10.6	Application Software Purchase Agreement between Datalink Systems Corporation and 605285 Ontario Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 6, 1997.
10.7	Management and Marketing Agreement between Datalink Systems Corporation and 605285 Ontario. 1997.	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated May 6, 1997.
10.8	6% Secured Term Note.	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated May 6, 1997.
*10.9	Loan Forgiveness Agreement with Anthony LaPine dated January 19, 2000.	Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10KSB dated June 29, 2000.
*10.10	Secured Promissory Note with Anthony LaPine dated February 29, 2000.	Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10KSB dated June 29, 2000.
10.11	Option to Repurchase Technology Agreement with 605285 Ontario Inc. dated June 14, 2000.	Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10KSB dated June 29, 2000.
10.12	Termination and Sale Agreement by and among Micromedix, Inc. Semotus Solutions, Inc. and Simkin, Inc. dated May 31, 2001.	Incorporated by reference to Exhibit 99.1 to the Registrant's Form 10Q filed August 15, 2001.
*10.13	Loan Forgiveness Agreement with Anthony LaPine dated March 29, 2002.	Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10K filed July 1, 2002.
10.14

Form of Common Stock and Warrant Purchase Agreement by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro and Enable Growth Partners, LP dated January 14, 2004.

Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10Q filed on February 12, 2004.
10.15

Form of Warrant dated January 14, 2004 by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro, Enable Growth Partners, LP., Richard Rosenblum, David Stefansky, vFinance Investments, Inc. and Arend Verweij.

Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10Q filed on February 12, 2004.
16.1	Letter from BDO Seidman, LLP dated July 17, 2002.	Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on July 22, 2002.
16.2	Letter from BDO Seidman, LLP dated August 26, 2002.	Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on August 26, 2002.
21	Subsidiaries of the Registrant.	Filed electronically herewith.
23.1	Consent of Burr, Pilger & Mayer, LLP.	Filed electronically herewith.
23.2	Consent of BDO Seidman, LLP.	Filed electronically herewith.
99.1	Securities Purchase Agreement, dated as of February 9, 2000, by and among the Company, Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund.	Incorporated by reference to Exhibit 99.1 to the Registrant's 8-K Filed on February 17, 2000.
99.2	Registration Rights Agreement, dated as of February 9, 2000, by and among the Company, Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P.	Incorporated by reference to Exhibit 99.2 to the Registrant's 8-K Filed on February 17, 2000.
99.3	Registration Rights and Lock-Up Agreement by and among Semotus Solutions, Inc. and John Hibben.	Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed May 30, 2001.
99.4

Form of Registration Rights Agreement by and among Semotus Solutions, Inc., vFinance Investments, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro and Enable Growth Partners, LP dated January 14, 2004.

Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q filed on February 12, 2004.
99.5	Consent of Anthony LaPine	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.6	Consent of Charles, K. Dargan, II	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

** This Warrant was cancelled, ab initio, and effectively replaced with 150,000 common stock options under the Company's 1996 Stock Option Plan.

(b) REPORTS ON FORM 8-K. We filed three Current Reports on Form 8-K during the fourth quarter ended March 31, 2004.

Two 8-Ks were filed on January 26, 2004 with respect to a private placement of $1,028,750. An 8-K was filed on February 13, 2004 with respect to our financial results for the third quarter ended December 31, 2003.

(c) EXHIBITS. The exhibits required by this Item are listed under Item 15(a)(3).

(d) FINANCIAL STATEMENTS SCHEDULES. The financial statement schedules required by this Item are listed under Item 15(a)(2).

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Reports of Independent Registered Public Accounting Firms ............................................... 27

Consolidated Financial Statements:

Consolidated Balance Sheets, March 31, 2004 and 2003 ..................................... 28

Consolidated Statements of Operations and Comprehensive

Loss for the years ended March 31, 2004, 2003 and 2002 .................................. 29

Consolidated Statements of Common Shareholders' Equity

for the years ended March 31, 2004, 2003 and 2002 .......................................... 30

Consolidated Statements of Cash Flows for the years

ended March 31, 2004, 2003 and 2002 ............................................................. 32

Notes to Consolidated Financial Statements ................................................... 34

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards, No. 142, "Goodwill and Other Intangible Assets."

/s/ Burr, Pilger & Mayer LLP Burr, Pilger & Mayer LLP Palo Alto, California May 28, 2004

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, common shareholders' equity and cash flows of Semotus Solutions, Inc. and subsidiaries for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Semotus Solutions, lnc. and subsidiaries for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP BDO Seidman, LLP San Jose, California June 3, 2002

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2004	March 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,717,052	$ 1,969,910
Trade receivables (net of allowance for doubtful accounts of $0.00 at March 31, 2004 and $6,090 at March 31, 2003)	191,945	140,646
Prepaid expenses and other current assets	63,972	35,284
Current assets of discontinued operations	--	23,029
Current assets held for sale	--	298,200
	------------	------------
Total current assets	1,972,969	2,467,069

Property and equipment, net	148,820	342,614
Goodwill, net	1,430,141	1,430,141
Non-current assets held for sale	--	408,732
	------------	------------
Total assets	$ 3,551,930	$ 4,648,556
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 75,413	$ 372,391
Accrued vacation	57,663	60,528
Other accrued liabilities	25,642	63,122
Notes payable	--	56,224
Current portion of capital lease obligations	--	17,609
Deferred revenue	131,756	79,119
Current liabilities from discontinued operations	--	52,714
Current liabilities related to assets held for sale	--	300,717
	------------	------------
Total current liabilities	290,474	1,002,424

Capital lease obligation, net of current portion	--	15,189
Non-current liabilities related to assets held for sale	--	321,216
	------------	------------
Total liabilities	290,474	1,338,829
	------------	------------

Commitments and contingencies (Notes 20 and 22)

	------------	------------
SHAREHOLDERS' EQUITY:
Stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 22,687,469 at March 31, 2004 and 19,275,211 at March 31, 2003	226,875	192,752
Additional paid-in capital	68,235,881	66,163,351
Accumulated other comprehensive loss	(74,328)	(93,306)
Notes receivable -- related parties	(13,498)	(91,281)
Accumulated deficit	(65,113,474)	(62,861,789)
	------------	------------
Total shareholders' equity	3,261,456	3,309,727
	------------	------------
Total liabilities and shareholders' equity	$ 3,551,930	$ 4,648,556

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2004	2003	2002

Revenues	$ 1,338,373	$ 1,339,190	$ 1,416,940

Cost of revenues	323,848	352,285	539,692
	------------	------------	------------
Gross profit	1,014,525	986,905	877,248

Operating expenses:
(Exclusive of depreciation and amortization and stock, option and warrant expense)
Research and development	563,602	719,965	999,589
Sales and marketing	725,114	959,191	1,718,190
General and administrative	963,790	2,159,498	2,781,714
Impairment of goodwill	--	--	909,272
Impairment of intangible assets	--	--	3,420,000
Depreciation and amortization:
Research and development	84,577	75,516	127,975
General and administrative	116,604	1,180,119	2,232,796
	------------	------------	------------
	201,181	1,255,635	2,360,771
Stock, option and warrant expense:
Sales and marketing	--	--	88,000
General and administrative	952,473	52,455	408,181
	------------	------------	------------
	952,473	52,455	496,181
Total operating expenses	3,406,160	5,146,744	12,685,717
	------------	------------	------------
Operating loss from continuing operations	(2,391,635)	(4,159,839)	(11,808,469)

Net interest income	22,666	54,532	260,152
Other income	11,450	948,073	299,263
	------------	------------	------------
Total interest and other income	34,116	1,002,605	559,415
	------------	------------	------------
Loss from continuing operations	(2,357,519)	(3,157,234)	(11,249,054)
Income (loss) from discontinued operations (Note 5)	105,834	(403,698)	(7,195,424)
Gain from disposal of discontinued operations	--	128,582	--
	------------	------------	------------
Net loss	(2,251,685)	(3,432,350)	(18,444,478)
Other comprehensive income (loss) -- Translation adjustment	18,978	49,054	(39,824)
	------------	------------	------------
Comprehensive loss	$(2,232,707)	$(3,383,296)	$(18,484,302)
	============	============	============
Loss per common share from continuing operations:
Basic	$ (0.11)	$ (0.17)	$ (0.66)
Diluted	$ (0.11)	$ (0.17)	$ (0.66)
Income (loss) per common share from discontinued operations:
Basic	$ 0.00	$ (0.02)	$ (0.43)
Diluted	$ 0.00	$ (0.02)	$ (0.43)
Net loss per common share:
Basic	$ (0.11)	$ (0.19)	$ (1.09)
Diluted	$ (0.11)	$ (0.19)	$ (1.09)
Weighted average shares used in per share calculation, basic and diluted	20,604,458	18,039,262	16,975,660
	============	============	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital
	Shares	Amount
Balances at March 31, 2001	15,903,368	$ 159,034	$ 55,217,626

Issuance of stock for acquisitions	964,940	9,649	4,673,937
Issuance of stock for services rendered	473,936	4,739	391,288
Issuance of stock due to exercise of options	8,540	86	11,584
Compensation associated with stock options and warrants granted for services	--	--	100,154
Redeemed stock due to contract cancellations	(150,000)	(1,500)	1,500
Amortization of note receivable, net	--	--	--
Foreign currency translation adjustment	--	--	--
Net loss	--	--	--
	-----------	------------	-------------
Balances at March 31, 2002	17,200,784	172,008	60,396,089

Issuance of stock for price guarantee under merger agreement	863,403	8,634	(8,634)
Issuance of stock for liability settlement	57,178	572	21,124
Issuance of stock due to exercise of warrants	1,153,846	11,538	--
Repurchase of series B preferred stock	--	--	5,582,456
Reprice of warrants due to lawsuit settlement	--	--	119,862
Amortization and forgiveness of note receivable	--	--	--
Foreign currency translation adjustment	--	--	--
Amortization of deferred compensation	--	--	52,454
Net loss	--	--	--
	-----------	------------	-------------
Balances at March 31, 2003	19,275,211	192,752	66,163,351

Issuance of stock due to exercise of options and warrants	1,574,103	15,741	195,842
Issuance of stock options to consultants	--	--	35,619
Issuance of stock for services rendered	37,500	375	28,538
Issuance of stock for liability settlements	276,782	2,768	78,168
Issuance of stock and warrants in private placement financing, net of expenses of $106,221	2,023,873	20,239	957,235

Repurchase of stock through ADA sale	(500,000)	(5,000)	(80,000)
Compensation expense due to stock option repricing	--	--	857,128
Amortization of note receivable	--	--	--
Foreign currency translation adjustment	--	--	--
Net loss	--	--	--
	-----------	------------	-------------
Balances at March 31, 2004	22,687,469	$ 226,875	$ 68,235,881

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	Accumulated Other Comprehensive Loss	Notes Receivable	Accumulated Deficit	Total
Balances at March 31, 2001	$ (102,536)	$(1,106,612)	$(40,984,961)	$ 13,182,551

Issuance of stock for acquisitions	--	--	--	4,683,586
Issuance of stock for services rendered	--	--	--	396,027
Issuance of stock due to exercise of options	--	--	--	11,670
Compensation associated with stock options and warrants granted for services	--	--	--	100,154
Redeemed stock due to contract cancellations	--	--	--	--
Amortization of note receivable, net	--	404,795	--	404,795
Foreign currency translation adjustment	(39,824)	--	--	(39,824)
Net loss	--	--	(18,444,478)	(18,444,478)
	-----------	------------	-------------	------------
Balances at March 31, 2002	(142,360)	(701,817)	(59,429,439)	294,481

Issuance of stock for price guarantee under merger agreement	--	--	--	--
Issuance of stock for liability settlement	--	--	--	21,696
Issuance of stock due to exercise of warrants	--	--	--	11,538
Repurchase of series B preferred stock	--	--	--	5,582,456
Reprice of warrants due to lawsuit settlement	--	--	--	119,862
Amortization and forgiveness of note receivable	--	610,536	--	610,536
Foreign currency translation adjustment	49,054	--	--	49,054
Amortization of deferred compensation	--	--	--	52,454
Net loss	--	--	(3,432,350)	(3,432,350)
	-----------	------------	-------------	------------
Balances at March 31, 2003	(93,306)	(91,281)	(62,861,789)	3,309,727

Issuance of stock due to exercise of options and warrants	--	--	--	211,583
Issuance of stock options to consultants	--	--	--	35,619
Issuance of stock for services rendered	--	--	--	28,913
Issuance of stock for liability settlements	--	--	--	80,936
Issuance of stock and warrants in private placement financing, net of expenses of $106,221	--	--	--	977,474

Repurchase of stock through ADA sale	--	--	--	(85,000)
Compensation expense due to stock option repricing	--	--	--	857,128
Amortization of note receivable	--	77,783	--	77,783
Foreign currency translation adjustment	18,978	--	--	18,978
Net loss	--	--	(2,251,685)	(2,251,685)
	-----------	------------	-------------	------------
Balances at March 31, 2004	$ (74,328)	$ (13,498)	$(65,113,474)	$ 3,261,456

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$ (2,251,685)	$(3,432,350)	$(18,444,478)
(Income) loss from discontinued operations	(105,834)	403,698	7,195,424
Gain from disposition of discontinued operations	--	(128,582)	--
Loss from continuing operations	(2,357,519)	(3,157,234)	(11,249,054)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Liability settlement -- discontinued operations	--	176,346	14,642
(Gain) loss on asset sale -- discontinued operations	970	(500)	29,010
Net amortization of contract income -- discontinued operations	--	(423,414)	(606,586)
Depreciation and amortization	201,181	1,255,635	2,360,771
Compensation expense related to stock issued for services	--	--	371,027
Compensation expense related to options/warrants issued for services and repriced options	952,473	52,455	100,154
Amortization of advances on technology sales	--	(206,724)	(306,908)
Gain on disposition of technology advances	--	(628,927)	--
Amortization and forgiveness of notes receivable, net	77,783	593,258	315,799
Impairment of goodwill	--	--	909,272
Impairment of GMP & software	--	--	3,420,000
Net (gain) loss from sale of assets	(3,615)	1,220	--
Non-cash settlement of liabilities	44,578	173,669	--

Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts and other receivables	(51,299)	82,500	250,365
Prepaid expenses and other assets	(28,688)	71,671	2,743
Accounts payable	(296,978)	1,141	(104,559)
Accrued expenses and other current liabilities	(40,345)	(116,603)	(29,670)
Deferred revenue	52,637	(26,104)	162,651
Advances on technology sales	--	--	50,681
Net working capital provided by (used in) discontinued operations	64,443	228,653	(104,154)
	--------------	------------	------------
Net cash used in operating activities of continuing operations	(1,384,379)	(1,922,956)	(4,413,816)
	--------------	------------	------------
Cash flows from investing activities:
Acquisition of property and equipment	--	(16,949)	(24,588)
Sale of property and equipment	--	560	--
Cash provided by discontinued operations	--	500	1,063,571
Sale of Kinetidex technology	--	--	350,000
	--------------	-----------	-----------
Net cash (used in) provided by investing activities of continuing operations	--	(15,889)	1,388,983
	--------------	-----------	-----------
Cash flows from financing activities:
Repayments of notes payable	(56,224)	(78,869)	(154,398)
Repayments of capital lease obligations	(20,291)	(33,792)	(40,423)
Proceeds from exercise of options and warrants	211,584	11,538	11,668
Repurchase of preferred stock (Note 13)	--	(100,000)	--
Cash used in discontinued operations	--	(9,818)	(12,297)
Net proceeds from private placement of $0.01 par value restricted common stock and warrants	977,474	--	--
	--------------	-----------	-----------
Net cash provided by (used in) financing activities of continuing operations	1,112,543	(210,941)	(195,450)
	--------------	-----------	-----------
Effect of exchange rate changes on cash	18,978	49,054	(39,824)
	--------------	-------------	-------------
Net decrease in cash and cash equivalents	(252,858)	(2,100,732)	(3,260,107)
Cash and cash equivalents, beginning of year	1,969,910	4,070,642	7,330,749
	--------------	----------	-----------
Cash and cash equivalents, end of year	$ 1,717,052	$ 1,969,910	$ 4,070,642
	==============	===========	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Year Ended March 31,
	2004	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$ 2,444	$ 25,809	$ 68,130
	===========	===========	===========
Cash paid for income taxes	$ 94	$ 4,341	$ 9,015
	===========	===========	===========
Gross proceeds as part of the private placement financing	$ 1,028,750	$ --	$ --
	===========	===========	===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of Wizshop.com, Inc. and Application Design Associates, Inc. through the issuance of common stock	$ --	$ --	$ 4,665,500
	===========	===========	===========
Additional non-cash purchase consideration paid to shareholder of Cross Communications, Inc. pursuant to the first year earn-out of the Merger Agreement	$ --	$ --	$ 18,086
	===========	===========	===========
Common stock issued for liabilities	$ 80,936	$ 21,696	$ --
	===========	===========	===========
Property and equipment purchased through the issuance of capital leases	$ --	$ --	$ 110,119
	===========	===========	===========
Warrants issued as part of the consideration for repurchase of series B preferred stock	$ --	$ 90,497	$ --
	===========	===========	===========
Non-cash value of warrants issued as part of the private placement financing	$ 277,270	$ --	$ --

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

Semotus® Solutions, Inc. ("We" or "Our"), changed its named from Datalink.net, Inc. as of January 11, 2001. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corporation.

We are a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. We have two core product lines: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) enterprise wireless messaging and communications with the HiplinkXS family of products and services. Our enterprise application software provides mobility, convenience, and efficiency and improves profitability.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS:

The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheets as of March 31, 2004 and 2003, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2004, 2003 and 2002, the consolidated statements of common shareholders' equity for the years ended March 31, 2004, 2003 and 2002, and the consolidated statements of cash flows for the years ended March 31, 2004, 2003 and 2002, have been prepared by us, with an audit and in accordance with the instructions to Form 10-K and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. We believe that the disclosures provided are adequate to make the information presented not misleading.

Our management believes, after discontinuing all operations that were unprofitable, that the remaining continuing operations are sustainable and that we will have enough cash to maintain our operations over the next twelve months. Although those operations range from slightly cash positive to cash negative on a monthly basis, the overall trend toward positive cash flow is continuing. Further, with the trend toward an economic recovery, our operations should be augmented in the current fiscal year. Our continued operation is dependant on increasing sales and achieving profitability and/or obtaining sufficient long-term financing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Simkin, Inc. The other following subsidiaries have been closed or sold and are now in discontinued operations: Wares on the Web, Inc. (Wares), Five Star Advantage, Inc. (Five Star), WizShop.com, Inc. (WizShop) and Application Design Associates, Inc. (ADA). One subsidiary, Cross Communications, Inc. was merged with and into Semotus Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. All other operating subsidiaries generate revenues from the sales of products and services.

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

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with one financial institution.

CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject us to concentrations of risk consist principally of trade and other receivables.

In the ordinary course of business trade receivables are with a large number of customers, dispersed across a wide North American geographic base. We extend credit to our customers in the ordinary course of business and periodically review the credit levels extended to customers, estimate the collectibility and create an allowance for doubtful accounts, as needed. We do not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization on capital leases is over the lesser of the estimated useful life or term of the lease if shorter, and is included in depreciation and amortization expense in the statement of operations. Ordinary course repairs and maintenance on fixed assets are expensed as incurred.

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

LONG-TERM ASSETS / GOODWILL:

Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. The effect of the adoption of SFAS 142 resulted in the net loss for the fiscal years ended March 31, 2004 and 2003 being smaller by $432,541 and $432,541, respectively, due to not amortizing goodwill. Our management has determined that the remaining goodwill of $1,430,141 is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow.

The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been applicable for the fiscal year ended March 31, 2004, 2003 and 2002.

	Fiscal Years Ended
	2004	2003	2002
Reported net loss	$ (2,251,685)	$ (3,432,350)	$ (18,444,478)
Amortization of goodwill	--	--	1,855,407
Adjusted net loss	(2,251,685)	(3,432,350)	(16,589,071)
Reported net loss per share -- basic and diluted	$ (0.11)	$ (0.19)	$ (1.09)
Adjusted net loss per share -- basic and diluted	$ (0.11)	$ (0.19)	$ (0.98)

Acquisitions which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to us at the date of acquisition.

FOREIGN CURRENCY TRANSLATION:

Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

STOCK BASED COMPENSATION:

We have adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under these standards, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based compensation. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based compensation under APB No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net loss, stock compensation cost and earnings per share as if the fair value method has been adopted. We have elected to continue to account for stock based compensation under APB No. 25. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25 and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), that requires we record compensation expense for changes in the fair value of our common stock when it exceeds the repriced amount.

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in fiscal years ended March 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Fiscal Years Ended
	2004	2003	2002
Net loss as reported	$ (2,251,685)	$ (3,432,350)	$ (18,444,478)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards and variable accounting for repriced options	857,128	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(210,903)	(48,253)	(1,649,416)
	-------------------------	--------------------------	--------------------------
Pro forma net loss	$ (1,605,460)	$ (3,480,603)	$ (20,093,894)
	===============	================	================
Net loss per share:
Basic - as reported	$ (0.11)	$ (0.19)	$ (1.09)
Basic - pro forma	(0.08)	(0.19)	(1.18)
Diluted -- as reported	(0.11)	(0.19)	(1.09)
Diluted -- pro forma	(0.08)	(0.19)	(1.18)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the Plan in 2004, 2003 and 2002:

	Fiscal Years Ended
	2004	2003	2002
Expected dividend	$ --	$ --	$ --
Expected life of option	4 years	4 years	4 years
Risk-free interest rate	2.51%	3.46%	3.71% - 4.63%
Expected volatility	89% -- 173%	102% - 204%	87% - 108%

The above pro forma disclosures are not expected to be representative of the effects on reported net income (loss) for future years.

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

REVENUE RECOGNITION:

We recognize revenues based upon contract terms and completion of the sales process. Revenue is generated from one-time software licensing fees, annual maintenance fees and monthly wireless services fees provided to enterprises and consumers. We also receive a small revenue stream from pager rentals and from professional or related services. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the Hiplink family of products, wireless software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain. The revenue for the maintenance fees received through the Hiplink contracts are recognized ratably over the life of the maintenance contract. In the financial services, the monthly wireless services are billed in arrears and are recognized upon invoicing. For any professional or related services, revenue is generated from software engineering, training and consultation services; revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract. For consumer wireless services and pager rentals, revenue is recognized monthly upon credit card billing as the monthly service is delivered.

COST OF REVENUE:

The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers, and certain telephone, computer and other direct operational costs. The cost of revenue for professional and related services is primarily personnel costs for engineering, training and consultation work.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, receivables and payables are reasonable estimates of their fair value due to their short-term nature.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2004, 2003 and 2002 there were no capitalized software development costs as we expensed the remaining amounts at fiscal year end 2002.

DISCONTINUED OPERATIONS

In April 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We evaluate long-lived assets, excluding goodwill and identifiable intangible assets with indefinite useful lives, for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Accordingly, for the fiscal year ended March 31, 2004, the operations of Five Star, Wares, ADA and WizShop have been recorded in discontinued operations, and for fiscal years ended March 31, 2003 and 2002, reclassified accordingly. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The assets from the discontinued operations including those assets held for sale have been recorded at their net realizable fair market value prior to disposition.

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

COMPREHENSIVE INCOME (LOSS):

Our policy in reporting comprehensive income (loss) is as defined in SFAS No. 130, "Reporting Comprehensive Income" and includes all changes in equity (net assets) during a period from non-owner sources. We exclude from net income (loss) foreign currency translation adjustments, which are included in comprehensive income (loss). For the periods presented in this Form 10K, foreign currency translation adjustments is the only item which affects our comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force issued its final consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment. EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting. As of March 31, 2004, we have not entered into any arrangements with multiple deliverables, nor do we currently foresee doing so.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on our financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. As of March 31, 2004, we did not have any variable interest entities.

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

4. ACQUISITIONS

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill and instead assess potential impairments of such intangible assets and goodwill. See Note 3, "Summary of Significant Accounting Policies".

We made no acquisitions in the fiscal years ended March 31, 2004 or 2003.

In the fiscal year ended March 31, 2002, we acquired WizShop. We issued 699,993 shares of our common stock to the stockholders of WizShop at the close of the acquisition, May 7, 2001, and an additional 613,403 shares of our common stock were issued in August 2002 as part of a first year stock price guarantee. The effect of issuing these additional shares because certain per share trading prices were not met was accounted for in our financial statements at the date of acquisition in accordance with EITF 97-15, "Accounting for Contingency Arrangements based on Security Prices in a Purchase Business Combination". WizShop's operations were discontinued as of September 30, 2003, as it was not expected to make a significant contribution to our future profitability.

In the fiscal year ended March 31, 2002, we also acquired ADA. We issued 250,000 shares of our common stock to the stockholder of ADA at the close of the acquisition, May 15, 2001, and an additional 250,000 shares in April, 2002. On January 18, 2002, the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in ADA by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid us $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. Global Beverage provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and in accordance with the provisions of SFAS 144, we therefore reflected ADA as a discontinued operation as of March 31, 2003. In May 2003, GBG purchased the remaining 51% of ADA for the return of all 500,000 shares of our common stock originally issued in May of 2001 and April of 2002 as part of our acquisition of ADA.

In the fiscal year ended March 31, 2001, we acquired Cross for $100,000 in cash and 62,500 shares of our common stock. As of March 31, 2002, we had issued an additional 64,947 shares as additional purchase consideration. On May 15, 2003, the parties entered into a settlement agreement in which a total of 187,500 additional shares were issued in exchange for the termination and full settlement of all remaining obligations under the Merger Agreement. In October of 2003, Cross was officially merged with and into Semotus; consequently, Cross is no longer a separate wholly owned subsidiary.

5. DISCONTINUED OPERATIONS

As part of our Centralization and Consolidation Plan, which was largely completed by March 31, 2003, we reduced our e-commerce and m-commerce presence with the elimination of unprofitable products and services. One of our subsidiaries, Five Star, was not expected to make a significant contribution to our future profitability as its operations were unprofitable. Therefore, we decided to close the facilities and cease the operations as of the end of June 2002. Furthermore, Five Star filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on June 28, 2002, which was closed on April 29, 2004. In continuing with the reduced e-commerce and m-commerce presence and the elimination of unprofitable products and services, we decided to discontinue the operations of Wares on the Web in August 2002. The Wares on the Web operations were unprofitable, and consequently, Wares on the Web filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on August 19, 2002, which was closed on March 24, 2003. WizShop's operations were also discontinued as of September 30, 2003, as it was not expected to make a significant contribution to our future profitability. WizShop does not have any additional contracts for its online software marketing business, the last of which was completed as of March 31, 2003.

In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of FiveStar, Wares and ADA were recorded as discontinued operations in the fiscal year ended March 31, 2003. In the second quarter of fiscal year ended March 31, 2004, the WizShop operation was recorded as a discontinued operation, and in the fiscal year ended March 31, 2004, the net income from discontinued operations of $105,834 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement. The net loss from discontinued operations of $403,698 for fiscal year ended March 31, 2003, consisted of a net loss from operations in the fiscal year ended March 31, 2003 of $122,021 at Five Star and Wares, a net loss from operations of $677,069, at ADA and net income of $395,392 at WizShop. A net gain upon disposition of the assets and liabilities of Five Star and Wares of $128,582 was recognized in the fiscal year ended March 31, 2003.

On January 18, 2002 the Global Beverage Group, "GBG", a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid Semotus $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. Additionally, as part of the transaction, GBG assumed a personal loan of the President of ADA and thus received the 250,000 shares of Semotus stock securing his loan. GBG had also received common stock options exercisable into 150,000 shares of Semotus stock at $0.75 per share. At the end of 15 months, GBG had the option to purchase Semotus' 51% ownership of ADA for either (i) $2.5 million in cash or (ii) return of the 250,000 shares of common stock received for assuming the personal loan. The purchase agreement also carried a price guaranty, for which Semotus issued an additional 250,000 shares (see Note 4, "Acquisitions - Application Design Associates, Inc."). Global Beverage provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and, in accordance with the provisions of SFAS 144, we therefore reflected ADA as a discontinued operation as of March 31, 2003. On May 6, 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of Semotus' common stock. In accordance with SFAS 144, ADA's assets and liabilities are classified as held for sale in the accompanying balance sheet as of March 31, 2003. ADA's operations have also been recorded as discontinued in the year ended March 31, 2003. A net loss from discontinued operations of $677,069 was recorded as of March 31, 2003, mostly comprised of an impairment to goodwill of $635,724 (which is included in the Statement of Operations and Comprehensive Loss in the line "net loss from discontinued operations"). Management performed the impairment tests as described in Note 6, "Impairment of Long Lived Assets and Goodwill" and as defined in SFAS 144 and SFAS 142 to determine the impairment expense.

The major classes of assets and liabilities included as part of the disposal group of assets held for sale are as follows: at March 31, 2003, cash of $62,965, accounts receivable of $147,649, inventory of $41,069, goodwill of $408,000, accounts payable of $44,432 and deferred revenue of $199,700. Further, we classified the $321,216 of minority interest in ADA as a long-term liability related to assets held for sale. At March 31, 2003, there was inventory of $178,171 and payables of $186,829, as well as $78,141 in cash and $54,346 in accounts receivable related to the other discontinued operations. Revenue from Five Star recorded in the fiscal years ended March 31, 2003 and 2002 was $152,992 and $1,427,482, respectively. Revenue from WizShop recorded in the fiscal years ended March 31, 2004, 2003 and 2002 was $0, $1,005,061 and $1,114,479. Revenue from Wares recorded in the fiscal years ended March 31, 2003 and 2002 was $26,570 and $536,771, respectively. Revenue from ADA recorded for the years ended March 31, 2003 and 2002 was $1,137,339 and $1,611,424 respectively.

6. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

In fiscal year ended March 31, 2002, our management performed an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

A number of factors indicated that impairment may have arisen in the period ended March 31, 2002 for certain amounts of goodwill related to the acquisitions of Simkin and WizShop. Also, an impairment may have arisen with the recorded asset value of the Global Market Pro intellectual property.

For Simkin, the analysis was to determine if a further reduction in goodwill was necessary. We had previously taken a $650,000 net impairment charge in the quarter ended June 30, 2001. See Note 7, "Sale of Technology and Net Impairment of Goodwill". For WizShop, we analyzed the current carrying value of the goodwill related to the acquisition.

The analysis focused on the future prospects for the businesses given the current state of the economy and the technology market. Additionally, a critical factor was that the consideration paid by us for those companies in the form of the issuance of shares of our common stock was at a time when our stock price was much higher than at March 31, 2002. Our stock price was approximately $14.375 at the time of the acquisition of Simkin and approximately $2.15 at the time of the acquisition of WizShop. At March 31, 2002, our stock price was $0.67. Finally, all of these companies were privately held at the time of the acquisition and their fair value was and is subjective and not readily determinable. At the time of the acquisition, market valuations for such companies were at substantially higher levels. Since the end of the calendar year 2000, stock prices and market valuations in Simkin's and WizShop's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

For the asset value related to the Global Market Pro ("GMP") intellectual property, the future prospects for the business derived from the Global Market Pro and Equity Market Pro products and the financial services division was examined. The analysis focused on the consideration paid for the intellectual property in the form of 800,000 warrants to purchase shares of our common stock. The exercise price of those warrants, $30.00 per common share, is significantly higher than the market price of the stock, $0.67, at March 31, 2002. See Note 8, "GMP Intellectual Property and J.P. Morgan Chase Manhattan Warrants". Further, the financial services industry has declined dramatically in response to the general economic recession and to the terrorist events of September 11, 2001.

Based on the factors described above, we determined that the goodwill in our Simkin and WizShop subsidiaries and the asset value of the GMP Intellectual Property may have become impaired. In accordance with SFAS No. 121, we performed an undiscounted cash flow analysis of the acquired net assets to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

    Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
    Changes in market value since the date of acquisition relative to the following:
        Our stock price;
        Comparable companies;
        Contribution to our market valuation and overall business prospects.

The methodologies used were consistent with the specific valuation methods used when the original purchase price and asset value were determined. Our best estimate of the fair value of Simkin, WizShop and the GMP Intellectual Property was determined from the range of possible values after considering the relative performance, future prospects and risk profile of those companies and GMP.

As a result of our review, our management determined that the carrying value of goodwill and recorded asset value were not fully recoverable and an impairment charge of $3,617,283 was taken for goodwill comprised of an impairment charge to Simkin's goodwill of $909,272 (of which $650,000 was recorded in the quarter ended June 30, 2001, see Note 7 "Sale of Technology and Net Impairment of Goodwill") and $2,708,011 for WizShop's goodwill. Furthermore, we took an impairment charge of $3,420,000 for the GMP intellectual property asset in the quarter ended March 31, 2002.

In the fiscal years ended March 31, 2003 and 2002, in accordance with SFAS 144, we presented the operations of FiveStar, Wares and ADA as discontinued operations. In the net loss from discontinued operations for 2003 and 2002, impairment charges were taken against the goodwill of both Wares (fiscal year 2002) and ADA (fiscal year2003). As discussed in this Note 6, we performed the impairment tests and determined that impairment charges were required. The impairment expense for the Wares goodwill was $1,156,587 and for the ADA goodwill was $635,724.

At March 31, 2004 and 2003, we determined that the carrying value of our remaining goodwill and other intangibles from continuing operations are recoverable. Our management determined that the remaining goodwill of $1,430,141 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 121, SFAS 142 and SFAS 144, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of one of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow. We will continue to analyze the recoverability of our long-lived assets and goodwill, and assess the need to record impairment losses when impairment indicators are present. At March 31, 2004 and 2003 we determined that there was no need to record impairment losses.

7. SALE OF TECHNOLOGY AND NET IMPAIRMENT OF GOODWILL

The reduction in goodwill for Simkin in June 2001 of $1,000,000 is comprised of two components: (i) the sale of Simkin's Kinetidex technology for $350,000 and (ii) an impairment charge to goodwill related to Simkin for $650,000.

In June 2001, we announced the sale by Simkin of a software program called Kinetidex 2.0 to Micromedex, Inc., the joint developer and exclusive distributor of the product. Kinetidex is a drug dosing software program that was jointly developed by our Simkin subsidiary and Micromedex. We received $350,000 from Micromedex for the sale of the product and all future royalty rights. Additionally, Simkin agreed to discontinue the sale of the product Kinetidex replaced, Capcil. Our management performed an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

A number of factors indicated that impairment may have arisen in the period ended June 30, 2001, specifically for our Simkin subsidiary. The above-mentioned sale of the Kinetidex technology for $350,000 was one factor considered. Future prospects for the business was another factor considered. Additionally, a third critical factor was that the consideration paid for Simkin was in the form of the issuance of shares of our common stock at a time when our stock price was much higher than at June 30, 2001. Our stock price was approximately $14.375 at the time of the acquisition. At June 30, 2001, our stock price was $1.59. Finally, Simkin was privately held at the time of the acquisition and its fair value was and is subjective and not readily determinable. At the time of the acquisition, market valuations for such a company were at historically high levels. Since the end of the calendar year 2000, stock prices and market valuations in Simkin's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

Based on the factors described above, we determined that the goodwill in our Simkin subsidiary may have become impaired. In accordance with SFAS No. 121, we performed an undiscounted cash flow analysis of the acquired net assets to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

    Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
    Changes in market value since the date of acquisition relative to the following:
        Our stock price;
        Comparable companies;
        Contribution to our market valuation and overall business prospects.

The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. Our best estimate of the fair value of Simkin was determined from the range of possible values after considering the relative performance, future prospects and risk profile of Simkin.

As a result of our review, management determined that the carrying value of goodwill was not fully recoverable and an impairment charge of $650,000 was taken in the quarter ended June 30, 2001.

8. GMP INTELLECTUAL PROPERTY AND J.P. MORGAN CHASE MANHATTAN WARRANTS

On July 7, 2000 we granted an affiliate of J.P. Morgan Chase & Co. common stock warrants to purchase up to 800,000 shares of our common stock at a price of $30.00 per common share. These warrants have a five year life, are non-callable, and were granted in exchange for all royalty and intellectual property rights associated with the Global Market Pro ("GMP") product, including all copyrights, patents and trade secrets. The value of these warrants as calculated on the date of grant using the Black-Scholes pricing model amounted to $6,800,000 and was originally being amortized to expense over a five-year period. This amount was recorded in intellectual property with a corresponding increase to additional paid-in capital. For the fiscal years ended March 31, 2003 and 2002, amortization amounted to $1,000,000 and $1,360,000, respectively.

Further, we determined that an impairment charge to the GMP intellectual property asset, as well as an adjustment to its useful life, was necessary as of March 31, 2002. The impairment charge amounted to $3,420,000 and brought the recorded value to $1,000,000 at March 31, 2002. This value was then amortized over the adjusted remaining useful life of one year and was completely amortized as of March 31, 2003.

9. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31,
	2004	2003
Furniture and fixtures . . . . . . . . . . . . . . .. . . .	$ 315,384	$ 308,777
Computers, and other office equipment . . . . .	1,058,966	1,083,960
Capitalized equipment leases . . . . . . . . . . . .. .	48,037	74,370
Leasehold improvements . . . . . . . . . . . . . . .. .	131,098	120,059
Purchased software . . . . . . . . . . . . . . . . .. . . .	289,638 1,843,123	321,742 1,908,908
Less accumulated depreciation and amortization . . ..	(1,694,303) $ 148,820	(1,566,294) $ 342,614

Depreciation expense related to the above assets was $186,158 and $231,019 for the fiscal years ended March 31, 2004 and 2003, respectively.

10. ADVANCES ON TECHNOLOGY SALE

During fiscal year 1997, we entered into two separate transactions involving the sale of rights to our technologies underlying two products, QuoteXpress and MailXpress. The transactions occurred with two separate Canadian companies and were nearly identical in nature in that they involved the receipt of cash and notes receivable from the buyers, with the notes receivable being collateralized by the intellectual properties being sold. Concurrent with the sales, we entered into "Management and Marketing Agreements" with the buyers giving us exclusive worldwide rights to use, modify and sub license the source code for the technologies and providing for fees to be paid to the buyers under certain conditions. Any payments between parties were contingent upon each other, and were structured in such a way to minimize the possibility that either party would ever make payments to the other. At this time, no money has been paid to the buyers and based upon current projections, it is anticipated that no moneys will be paid under the remainder of the terms.

The cash payments received up front, amounting to $2,190,000 and $2,900,000 respectively, had been accounted for under the provisions of the "Emerging Issues Task Force 88-18: Sales of Future Revenues" (EITF 88-18) and as such, were deferred and were reflected under the balance sheet caption "Advances on technology sales", and were being amortized to income using the interest method over the terms of the agreements. The notes receivable due to us resulting from the sales had not been recorded, as it was expected that any fees or revenue share that otherwise might accrue to the buyers of the technologies as a result of the management and marketing agreements would not be sufficient to service the note receivable principal and interest payments due us. If the notes receivable due to us were not repaid, the ownership of the intellectual properties would revert back to us at the end of the agreements.

Interest income on the notes has been recognized to the extent of the amounts due to buyers under the "Owners fee" provisions of the sales agreements, with both the interest income and the "Owners fee" reflected in other income, along with the amortization of the technology advances.

The products related to these agreements were obsolete and were not generating any revenue. We have fulfilled all obligations under these agreements and therefore we amortized the remaining balance of the advances on technology sales liability into income as of March 31, 2003.

11. NOTE PAYABLE

During the fiscal year ended March 31, 2003, we entered into three notes payable to settle certain existing contractual obligations to third parties amounting to a total of $135,093 in notes payable. $78,869 was paid on these notes in fiscal year 2003. The balance on these notes of $56,224 was fully paid off in the fiscal year ending March 31, 2004.

We entered into a one-year note payable with our primary banking institution in March 2001. The note was extended for six months in March 2002 and became due September 2002. We repaid the note in full in September 2002. The note payable had an interest rate of 7.2% in fiscal year 2003, which was the same as in the previous year. The interest was payable monthly, with the principal due and payable at maturity in September 2002. The note was secured by cash in the form of a certificate of deposit in the amount of $693,286 for the fiscal year ended March 31, 2002. The certificate of deposit mirrored the note payable in term and carried an interest rate of 2.0% in the past year.

12. CAPITAL LEASES

In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. We therefore have no future capital lease payments. In the fiscal year ended March 31, 2003, we did not sign or settle any capital leases. Accumulated depreciation on capitalized lease assets was $41,188 and $45,222 at March 31, 2004 and 2003 respectively.

13. CONVERTIBLE PREFERRED STOCK

Under our Articles of Incorporation, as amended in February 1998, we are authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2004, and 769,231 have been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2004.

Repurchase Of Preferred Stock:

On December 31, 2002, we entered into a Preferred Stock Buy Back and Mutual Release Agreement with Brown Simpson Partners I, Ltd. (successors-in-interest to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P.). As part of the Agreement, we repurchased from Brown Simpson all of the outstanding shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was reflected on our balance sheet as $5.7 million in Preferred Shareholder Equity. In consideration of the aforesaid purchase of the Shares, we paid one hundred thousand dollars ($100,000.00) and issued to Brown Simpson 846,154 warrants to purchase shares of Common Stock, exercisable at the negotiated price of $0.01 per share. In addition, in consideration for Brown Simpson agreeing to enter into a settlement and mutual release related to its antidilution claim, we repriced Brown Simpson's existing 1,153,846 warrants to provide for an exercise price of $0.01 per share. The value of the warrants repriced as determined by the Black-Scholes method, has been charged to operations, while the value of the additional warrants issued has been charged to equity. On January 24, 2003, Brown Simpson exercised 1,153,846 warrants by remitting $11,538.46 to us, and Brown Simpson was issued 1,153,846 shares of common stock. On May 1, 2003, Brown Simpson exercised 846,154 warrants exercisable at $0.01 per share by remitting $8,461.54 to us, and Brown Simpson was issued 846,154 shares of common stock.

14. COMMON SHAREHOLDERS' EQUITY

Under our Articles of Incorporation, as amended in June 1999, we are authorized to issue 50,000,000 shares of common stock, of which 22,687,469 and 19,275,211 was issued and outstanding as of March 31, 2004 and 2003 respectively.

During the fiscal year ended March 31, 2004, in connection with a private placement of $1,028,750 that occurred in January of 2004 which provided net cash in the amount of $977,474, we issued 1,959,523 common shares at $0.525 per share and 489,880 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we also paid a placement fee, a portion of which was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. We also issued 187,500 shares in connection with an amendment and settlement to the merger agreement with Cross Communications. In addition, during the fiscal year ended March 31, 2004, we issued a total of 37,500 shares to various suppliers of services, and a total of 89,282 shares to settle certain liabilities.

During the fiscal year ended March 31, 2003, in August, 2002, in connection with the fiscal year 2002 acquisition of WizShop, we issued 613,403 common shares as additional purchase consideration (see Note 4, "Acquisitions"). In April of 2002, in connection with the fiscal year 2002 acquisition of Application Design Associates, we issued 250,000 common shares as additional purchase consideration. However, on May 6, 2003 these 250,000 shares, as well as the original 250,000 shares issued to ADA, were returned to us as part of GBG's option to purchase ADA, which was closed on May 6, 2003. (See Note 4, "Acquisitions"). Additionally, during the fiscal year ended March 31, 2003, we issued 57,178 shares to settle certain of our liabilities or those of our subsidiaries.

During the fiscal year ended March 31, 2002, in connection with the acquisition of Cross, we issued 64,947 common shares as additional purchase consideration (see Note 4, "Acquisitions"). In May, 2001, in connection with the acquisition of WizShop, we issued 699,993 common shares (see Note 4, "Acquisitions"). Also in May, 2001, in connection with the acquisition of ADA, we issued 250,000 common shares (see Note 4, "Acquisitions"). In addition, during the fiscal year ended March 31, 2002, we issued a total of 198,093 shares to various suppliers of services, and a total of 75,073 shares to settle certain of our liabilities or those of our subsidiaries.

Warrants:

As of March 31, 2004, a total of 1,759,860 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

Number of Warrants	Exercise Price ($ / share)	Expiration Date
300,000	2.375	12/1/2004
99,504	6.50	2/8/2005
800,000	30.00	7/7/2005
30,000	18.00	8/2/2005
530,356	0.8625	1/14/2009

Stock Option Plan:

In June 1996, we adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 our shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expires ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of our common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Board of Directors may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2004, no stock appreciation rights have been granted under the Plan.

On May 1, 2002, all employees with a fifty thousand dollar annual salary or greater took a ten percent salary reduction. In exchange, on May 16, 2002, the Board of Directors approved the repricing of all of those employees' outstanding stock options under our 1996 Stock Option Plan to $0.43 per share, and $0.47 per share for Anthony LaPine and Pamela LaPine (which equals 110% of the amended exercise price). Exercise prices ranged from $0.76 to $0.84 per share. Additionally, those employees received an additional grant equal to 10% of their total options granted under the Stock Option Plan to date.

Effective October 23, 2002, the Board of Directors approved the repricing of all of the options held by almost all of our employees (including executive officers). Exercise prices ranged from $0.22 to $0.47 per share. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of our employees. Employees' existing option grants were repriced on October 23, 2002 to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock (Anthony LaPine and Pamela LaPine). All grants maintained their existing vesting schedules. These are deemed to be a repricing under FIN 44 and will result in variable plan accounting. While no compensation expense was required to be recognized in the fiscal year ended March 31, 2003, compensation expense in the amount of $857,128 was required to be recognized in the fiscal year ended March 31, 2004. Compensation expense will continue to be recognized in the future if the stock price continues to increase above the revised exercise price of the options.

Activity for stock options under the 1996 Stock Option Incentive Plan for the years ended March 31, 2004, 2003 and 2002 is as follows:

	Shares Available for Grant	Number of Options	Price Per Share	Weighted Average Exercise Price
Balances, March 31, 2001*	52,521	3,043,717	$0.56 - $20.00	$3.02
Authorized	845,000	--	--	--
Granted	(4,543,680)	4,543,680	$0.67 - $7.00	$1.02
Canceled	4,016,441	(4,016,441)	$0.56 - $20.00	$2.68
Exercised	--	(8,302)	$1.28 - $1.63	$1.40
Balances, March 31, 2002*	370,282	3,562,654	$0.67 - $5.44	$0.86
Authorized	855,000	--	--	--
Granted	(4,997,530)	4,997,530	$0.14 - $0.66	$0.25
Canceled	5,419,879	(5,419,879)	$0.15 - $5.44	$0.55
Exercised	--	--	--	--
Balances, March 31, 2003*	1,647,631	3,140,305	$0.14 - $2.01	$0.31
Authorized	--
Granted	(1,719,000)	1,719,000	$0.12 - $1.00	$0.61
Canceled	723,021	(723,021)	$0.14 - $2.01	$0.94
Exercised	--	(727,949)	$0.15 - $1.00	$0.28
Balances, March 31, 2004	651,652	3,408,335	$0.12 - $0.95	$0.33

The weighted average fair value of those options granted during the years ended March 31, 2004, 2003 and 2002 was $0.39, $0.29 and $1.09, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 1,735,513, 1,962,864 and 1,268,477 shares were exercisable with a weighted average exercise price of $0.16, $0.30 and $0.80 at March 31, 2004, 2003 and 2002, respectively.

The following table summarizes the stock options outstanding at March 31, 2004:

Options Outstanding				Currently Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2004	Weighted Average Exercise Price
$0.00 - $0.15	720,668	6.9	$0.15	456,500	$0.15
$0.16 - $0.20	1,286,000	6.0	$0.17	1,276,624	$0.17
$0.21 - $0.50	650,000	9.1	$0.37	0	$0.00
$0.51 -- $0.80	527,667	9.0	$0.72	2,389	$0.76
$0.81 - $1.00	224,000	8.7	$0.83	0	$0.00
	3,408,335	7.4	$0.33	1,735,513	$0.16

15. REVENUE

We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting Policies: Revenue Recognition".

Two customers accounted for 21% of our revenues for the fiscal year ended March 31, 2004. One customer accounted for 15% of revenues, and a second customer accounted for 6% of revenues. None of these customers accounted for any significant accounts receivable at March 31, 2004.

Two customers accounted for 23% of our revenues for the fiscal year ended March 31, 2003. One customer accounted for 17% of revenues, and a second customer accounted for 6% of revenues.

16. STOCK, OPTION AND WARRANT EXPENSE

The stock, option and warrant expense is a non-cash expense related to the issuance of equity and equity-related securities for services performed for us by employees and outside third party contractors. The accounting for these expenses is in accordance with APB 25 for employee options and SFAS 123, and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or are in Conjunction with Selling, Goods or Services", for outside third party contractors.

Stock issued for contractor services and as payment for liabilities is priced using the closing price of our common stock on the date the shares are issued. The expense is recognized over the term of the agreement or when the services have been performed.

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years. For the fiscal year ended March 31, 2004, interest rates used are the approximate Treasury rate of 2.505%. The expected volatility was 89.2%. The expense is recognized over the term of the agreement or when the services have been performed.

17. OTHER INCOME

Other income (expense) consists of the following items:

	Year Ended March 31,
Description	2004	2003	2002
Owners fee on sales of technology	$ --	$ (1,176,750)	$ (1,569,000)
Interest on note from sales of technology	--	1,176,750	1,569,000
Amortization of technology advances	--	206,724	306,908
Cancellation of sales of technology contracts	--	628,927	--
Miscellaneous income (expense)	11,450	112,422	(7,645)
Total other income	$ 11,450	$ 948,073	$ 299,263

18. INCOME TAXES

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes, and due to amortization of goodwill for tax purposes, which was written off in prior years for book purposes.

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2004:

Federal		State
Balance $ 2,729,703	Expiration 2012	Balance $ 1,453,582	Expiration 2005
3,219,423	2013	4,298,379	2011
4,429,411	2019	3,294,278	2012
3,684,281	2020	1,378,267	2013
9,313,338	2021	992,596	2014
8,036,642	2022	$ 11,417,102
3,835,266	2023
1,654,326	2024
$ 36,902,390

At March 31, 2004, we have approximately $3,704,390 in Canadian net operating loss carryforwards that expire from 2006 through 2013.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2004 and 2003, we had net deferred tax assets of approximately $15,032,000 and $13,862,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changed during this fiscal year by $1,169,905 and by $2,108,775 in fiscal year 2003, and by $2,161,000 in fiscal year 2002.

19. EARNINGS PER SHARE (EPS)

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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

Year Ended March 31,
	2004	2003	2002
Basic EPS:
Net loss from continuing operations	$ (2,357,519)	$ (3,157,234)	$ (11,249,054)
Net income (loss) from discontinued operations	105,834	(275,116)	(7,195,424)
Net loss	$ (2,251,685)	$ (3,432,350)	$ (18,444,478)
Weighted average common shares outstanding	20,604,458	18,039,262	16,975,660
Basic EPS from continuing operations	$ (0.11)	$ (0.17)	$ (0.66)
Basic EPS from discontinued operations	$ 0.00	$ (0.02)	$ (0.43)
Basic EPS	$ (0.11)	$ (0.19)	$ (1.09)

Diluted EPS:
Net loss from continuing operations	$ (2,357,519)	$ (3,157,234)	$ (11,249,054)
Net income (loss) from discontinued operations	105,834	(403,698)	(7,195,424)
Net loss	$ (2,251,685)	$ (3,432,350)	$ (18,444,478)
Weighted average common shares outstanding	20,604,458	18,039,262	16,975,660
Convertible preferred	--	--	--
Warrants	--	--	--
Stock options	--	--	--
Total shares	20,604,458	18,039,262	16,975,660
Diluted EPS from continuing operations	$ (0.11)	$ (0.17)	$ (0.66)
Diluted EPS from discontinued operations	$ 0.00	$ (0.02)	$ (0.43)
Diluted EPS	$ (0.11)	$ (0.19)	$ (1.09)

In fiscal years 2004, 2003 and 2002, 5,043,195 potential shares, 5,347,901 potential shares, and 7,557,135 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

20. OPERATING LEASES

We currently lease space for our operations in Los Gatos, California and Vancouver, British Columbia, Canada. The lease for the California office expires in September 2004, and the lease for the office located in British Columbia expires in June 2007. The terms and conditions of the leases are normal and customary.

Rental expense was $124,917 in fiscal 2004, $187,388 in fiscal 2003 and $548,354 in fiscal 2002.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

2005 .................. $ 52,153 2006 .................. 26,044 2007 .................. 27,440 2008 ..................... 6,976 --------- $ 112,613 =========

21. RELATED PARTY TRANSACTIONS

Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one-year terms unless notice is provided by either party. As of May 1, 2004, no notice had been provided by either party, so the agreement has automatically renewed for an additional one-year term. On December 1, 1999, the Board of Directors granted the Chief Executive Officer a warrant to purchase 300,000 shares of common stock at $2.375 per share, as part of his compensation package.

In conjunction with the private placement dated November 5, 1997 our Chief Executive Officer entered into a stock purchase agreement. Under the terms of the agreement, the Chief Executive Officer received 560,000 shares of preferred stock, which subsequently converted to common, with detachable warrants to purchase 280,000 shares of our common stock at $2.50 per share, in exchange for a note receivable in the amount of $1,050,000. The note is collateralized by certain assets of the officer and bears interest at a rate of 7%. This note was for the purchase of stock and did not result in us lending cash to Mr. LaPine. Mr. LaPine has not sold any of the stock purchased with this note and has not received any cash income related to this transaction. Additionally, the warrants to purchase 280,000 shares at $2.50 per share have expired.

On January 15, 2000, we entered into a Loan Forgiveness Agreement with the Chief Executive Officer which provided that the $1,050,000 promissory note would be forgiven if he continues to serve as our Chief Executive Officer through May 1, 2004, and there are no uncured defaults by him under his Employment Agreement on May 1, 2004. The note, together with interest accrued thereon has been presented as contra-equity in the balance sheet. The note plus interest is being amortized over the period of the contract of employment. Consequently, in the year ended March 31, 2004, expense of $77,783 has been recorded as employment compensation.

On July 26, 2002, the Board of Directors approved the reduction in the purchase price of the 560,000 shares of our Common Stock from $3.75 per share to $0.25 per share (representing the current fair market value of the shares); consequently, $480,049 was forgiven, and the $1,050,000 promissory note was canceled in exchange for a new promissory note in the principal amount of $140,200 and otherwise containing the same terms and conditions as the surrendered promissory note. Consequently, the loan amortization schedule was accelerated in the amount of $480,049 due to the re-valuation of the loan amount from $1,050,000 to $140,200.

22. COMMITMENTS AND CONTINGENCIES

Wizshop.com, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Earthlink Network, Inc. and Earthlink Operations, Inc. (collectively "Earthlink") on April 15, 2002 in the California Superior Court. This suit alleged eight causes of action against Earthlink, including breach of written agreement, promissory fraud, fraudulent concealment, breach of fiduciary duty, constructive fraud, unfair business practices, accounting and constructive trust. The suit arose out of Earthlink's breach of the written agreement with Wizshop, and Earthlink's apparent acts of fraud in connection with Earthlink's failure and refusal to accurately account for and pay to Wizshop revenues to which Wizshop is entitled to under the agreement. We sought monetary damages for the above matter. On May 19, 2003, the parties reached a settlement and signed a settlement and mutual general release agreement, in which Earthlink agreed to pay to WizShop a total sum of $210,000, which is included in discontinued operations in the accompanying Statement of Operations and Comprehensive Loss.

We are not a party to any other legal proceedings.

23. EMPLOYEE BENEFIT PLAN

During 1998, we established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan, not to exceed the statutory amount, and we may make matching contributions. We made no contributions in 2004, 2003 or 2002.

24. SEGMENT INFORMATION

After the Consolidation and Centralization Plan was largely completed by March 31, 2003 (See Note 5), we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the fiscal year ended March 31, 2004, we have been reporting the single line of business of wireless and mobile enterprise software and no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier periods presented has been reclassified accordingly to conform to the single segment current year presentation. Foreign sales and assets have not been material in any year presented.

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003	Quarter Ended March 31, 2004	Year Ended March 31, 2004
Revenue from continuing operations	$ 353,662	$ 373,172	$ 283,846	$ 327,693	$ 1,338,373
Gross profit from continuing operations	271,274	310,048	204,448	228,755	1,014,525
Net loss	(672,708)	(1,156,077)	(71,516)	(351,384)	(2,251,685)
Net loss per common share basic and diluted	$ (0.03)	$ (0.06)	$ (0.00)	$ (0.02)	$ (0.11)
	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002	Quarter Ended December 31, 2002	Quarter Ended March 31, 2003	Year Ended March 31, 2003
Revenue from continuing operations	$ 359,979	$ 295,188	$ 350,445	$ 333,578	$ 1,339,190
Gross profit from continuing operations	288,269	186,544	279,699	232,393	986,905
Net loss	(1,034,557)	(1,229,151)	(571,943)	(596,699)	(3,432,350)
Net loss per common share basic and diluted	$ (0.06)	$ (0.07)	$ (0.03)	$ (0.03)	$ (0.19)

Due to the discontinuation of ADA in the fourth quarter of fiscal year 2003, and the discontinuation of WizShop in the second quarter of fiscal year 2004, the amounts listed above will differ from the amounts previously reported in the Company's Form 10-Qs. (See Note 5, "Discontinued Operations".)

26. STRATEGIC INVESTMENT IN ADA

On January 18, 2002, the Global Beverage Group ("GBG"), a Canadian-based direct store delivery consortium, completed a strategic investment in Semotus' ADA subsidiary by acquiring a 49% share in ADA. For its 49% stock purchase, GBG paid us $250,000 in cash and agreed to invest $1 million in ADA over the next 15 months in order to help with the development of the next generation of ADA asset tracking and management software. GBG provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and we therefore reflected ADA as a discontinued operation as of March 31, 2003. In May 2003, GBG purchased the remaining 51% of ADA for the return of 500,000 shares of our common stock originally issued in May of 2001 and 2002 as part of our acquisition of ADA. This event resulted in the discontinuation of ADA's operations in the fiscal year ended March 31, 2003.

27. VALUATION AND QUALIFYING ACCOUNTS

	Balance at March 31, 2001	Acquired Balances	Charged to Cost of Goods Sold	Charged to Operating Expenses	Reduction Against Balance Sheet Account	Balance at March 31, 2002
Allowance for doubtful accounts	$ 35,967	$ --	$ --	$ (4,265)	$ (26,702)	$ 5,000

	Balance at March 31, 2002	Acquired Balances	Charged to Cost of Goods Sold	Charged to Operating Expenses	Reduction Against Balance Sheet Account	Balance at March 31, 2003
Allowance for doubtful accounts	$ 5,000	--	--	$ 5,590	$ (4,500)	$ 6,090

	Balance at March 31, 2003	Acquired Balances	Charged to Cost of Goods Sold	Charged to Operating Expenses	Reduction Against Balance Sheet Account	Balance at March 31, 2004
Allowance for doubtful accounts	$ 6,090	--	--	--	$ (6,090)	--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: JUNE 28__, 2004 SEMOTUS SOLUTIONS, INC. BY: /S/ ANTHONY N. LAPINE ----------------------------- ANTHONY N. LAPINE CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

--------- ----- ----

/S/ ANTHONY N. LAPINE

------------------------ CHIEF EXECUTIVE OFFICER JUNE 28__, 2004

ANTHONY N. LAPINE AND CHAIRMAN OF THE BOARD

/S/ CHARLES K. DARGAN II

------------------------ CHIEF FINANCIAL OFFICER, JUNE 28__, 2004

CHARLES K. DARGAN II TREASURER

/S/ MARK WILLIAMS

------------------------ DIRECTOR JUNE 28__, 2004

MARK WILLIAMS

/S/ LAURENCE MURRAY

------------------------ DIRECTOR JUNE 28__, 2004

LAURENCE MURRAY

/S/ ROBERT LANZ

------------------------ DIRECTOR AND CHAIRMAN JUNE 28__, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's four fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date: June 28__, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's four fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date: June 28__, 2004

/S/ CHARLES K. DARGAN, II -------------------------------- CHARLES K. DARGAN, II CHIEF FINANCIAL OFFICER

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Name of Company State of Incorporation

Semotus Systems, Corp. British Columbia, Canada Simkin, Inc. Delaware WizShop.com, Inc. Delaware

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (SEC File No. 333-15399) and the Registration Statements on Form S-3 (SEC File Nos. 333-67490, 333-63938, 333-57772 and 333-113179) of our report dated May 28June __, 2004, relating to the consolidated financial statements of Semotus Solutions, Inc. and subsidiaries for the year ended March 31, 2004, which appears in the Annual Report on Form 10K.

/s/ Burr, Pilger & Mayer LLP Burr, Pilger & Mayer LLP Palo Alto, California June __, 2004

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Semotus Solutions, Inc.

Los Gatos, California

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-15399) and the Registration Statements on Form S-3 (File Nos. 333-67490, 333-63938, 333-57772 and 333-113179) of our report dated June 3, 2002, relating to the consolidated financial statements of Semotus Solutions, Inc. and subsidiaries, which appears in this Annual Report on Form 10-K for the year ended March 31, 2004.

/s/ BDO Seidman, LLP BDO Seidman, LLP San Jose, California June __, 2004

EXHIBIT 99.5

CERTIFICATION PURSUANT TO 18 U.S.C. SS.1350

Pursuant to 18 U.S.C. ss.1350, the undersigned certifies that this Annual Report on Form 10K for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Semotus Solutions, Inc.

DATED: JUNE 28__, 2004 /S/ ANTHONY N. LAPINE ------------------------------- ANTHONY N. LAPINE CHIEF EXECUTIVE OFFICER

EXHIBIT 99.6

CERTIFICATION PURSUANT TO 18 U.S.C. SS.1350

Pursuant to 18 U.S.C. ss.1350, the undersigned certifies that this Annual Report on Form 10K for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Semotus Solutions, Inc.

DATED: JUNE 28__, 2004 /S/ CHARLES K. DARGAN, II ------------------------------ CHARLES K. DARGAN, II CHIEF FINANCIAL OFFICER