Form 10-K/A
period 2004-03-31
SEMOTUS SOLUTIONS INC
filed 2004-07-02
CIK 832370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2004

                         COMMISSION FILE NUMBER: 1-15569


                             SEMOTUS SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



            Nevada                                              36-3574355
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                            Identification No.)



                 16400 LARK AVE., SUITE 230, LOS GATOS, CA 95032
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (408) 358-7100
                         -------------------------------
                         (Registrant's telephone number)


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

           This Form 10-K replaces a Form 10-K filed on June 29, 2004 pursuant to a printer error. This Form 10-K contains no
                   material changes from the prior Form 10-K.

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2004

                                      INDEX




                                                                            PAGE

                                     PART I

ITEM 1   Business...........................................................   3
ITEM 2   Properties.........................................................  13
ITEM 3   Legal Proceedings..................................................  13
ITEM 4   Submission of Matters to a Vote of Security Holders................  13


                                     PART II

ITEM 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities..................  13
ITEM 6   Selected Consolidated Financial Data...............................  14
ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  15
ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk.........  21
ITEM 8   Financial Statements and Supplementary Data........................  22
ITEM 9   Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure ..........................................  22
ITEM 9A  Controls and Procedures ...........................................  22

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant.................  22
ITEM 11  Executive Compensation.............................................  22
ITEM 12  Security Ownership of Certain Beneficial Owners and Management.....  22
ITEM 13  Certain Relationships and Related Transactions.....................  23
ITEM 14  Principal Accountant Fees and Services.............................  23


                                    PART IV

ITEM 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  23


SIGNATURES..................................................................  49


CERTIFICATIONS..............................................................  50



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

                                     PART 1

ITEM 1.  BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY
Semotus(R) Solutions, Inc. ("We" or "Our"), is a leading provider of software for wireless enterprise applications. Our software connects employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our two lines of business consist of: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and (ii) enterprise wireless messaging and communications with the HipLinkXS family of software and services. Our enterprise application software provides mobility, convenience, and efficiency and improves profitability.

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

SIGNIFICANT EVENTS
On January 23, 2004, we closed an equity private placement of $1,028,750. Under the terms of the private placement, we sold an aggregate of 1,959,523 shares at $0.525 per share and 489,880 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we paid a placement fee of $85,000, of which $51,216 was paid in cash and the balance was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. After payment of expenses and placement fees, we received net proceeds of $977,474. These funds are being used to finance the ongoing operations of the business and to augment our sales and marketing efforts.

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

WIRELESS FINANCIAL SERVICES AND SOFTWARE
GLOBAL MARKET PRO (TM)
Global Market Pro ("GMP") is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. This application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, GMP is capable of advanced customization based on the unique preferences of each individual.

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

EQUITY MARKET PRO (TM)
Equity Market Pro ("EMP") is an enterprise application built for the institutional equity trader using the GMP financial platform. We developed EMP with the same customization capability and are deploying EMP using our over-the-air-programming (OTAP) technology. EMP is designed for the secure delivery of real-time financial information and news. EMP features Dow Jones News Service(SM) as its premier news source. Market data for EMP is sourced from Reuters and GovPX.

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

FUTURES MARKET PRO (TM)
Futures Market Pro ("FMP") is a dynamic wireless financial application that gives financial professionals instant access to real-time futures and equities data. FMP, like EMP and GMP, can be customized to individual information needs. FMP monitors the market for events on any contract or stock, and creates and tracks custom watch lists. Alerts can be set on futures, securities or indices so that a user is notified when the market moves. Other features include snap quotes, time and sales info, watch lists, charts, news from Dow Jones and Comtex, built in portfolios, customized alerts, corporate profiles, symbol lookup and an OTAP application loader.

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

WIRELESS MESSAGING AND COMMUNICATIONS SOFTWARE
HIPLINKXS (TM) FAMILY
As part of our expanding enterprise application technology and product offerings, we launched a newly upgraded Hiplink product called HipLinkXS in July of 2001. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. Some examples of applications that HipLinkXS can easily integrate with, working as the critical event notification component, include: NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

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

OUR FUTURE EARNINGS COULD CONTINUE TO BE NEGATIVELY IMPACTED BY SIGNIFICANT CHARGES RESULTING FROM THE IMPAIRMENT IN THE VALUE OF ACQUIRED ASSETS.
For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At March 31, 2002, we recorded an impairment charge of $3,420,000 related to intellectual property assets, an impairment charge of $909,272 related to goodwill in our continuing operations and an impairment charge of $3,864,598 related to goodwill in our discontinued operations. Further, in accordance with SFAS 144, we have presented the operations of Five Star, Wares, ADA and WizShop as discontinued operations. Regarding ADA's discontinuance, Global Beverage provided us with notice on February 28, 2003 that it was exercising its option to buy the remaining 51% of ADA. Consequently, although the closure of the sale was delayed until May of 2003 and was subject to the resolution of certain outstanding issues, we felt that the sale of ADA was probable as of March 31, 2003, and we therefore reflected ADA as a discontinued operation as of March 31, 2003. In the net loss from discontinued operations for fiscal year 2003, impairment charges were taken against the goodwill of ADA. As discussed in Note 6, "Impairment of Long Lived Assets and Goodwill," we performed the impairment tests and determined that impairment charges were required. The impairment expense for the ADA goodwill was $635,724. Our current outstanding goodwill balance as of March 31, 2004 and 2003 was $1,430,141, related to the Cross Communications, Inc. acquisition.

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

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES.
The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

     o  effectively use and integrate new wireless and data technologies;
     o  continue to develop our technical expertise;
     o  enhance our wireless data, engineering and system design services;
     o  develop applications for new wireless networks; and
     o  influence and respond to emerging industry standards and other changes.

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

WE MAY FAIL TO SUPPORT OUR ANTICIPATED EVENTUAL GROWTH IN OPERATIONS WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.
Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations center requires substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons:

     o we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity;
     o we may not be able to obtain the hardware necessary to expand our capacity;
     o we may not be able to expand our customer service, billing and other related support systems; and
     o we may not be able to obtain sufficient additional capacity from wireless carriers.

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

In addition, as of March 31, 2004, we have granted and have outstanding 3,408,335 options, with 1,735,513 of those immediately exercisable, to purchase our common shares in accordance with our 1996 Stock Option Plan. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares. On April 29, 2004, the Securities and Exchange Commission declared effective a registration statement to register the resale of 2,023,873 shares of common stock and 530,356 shares of common stock issuable upon the exercise of certain share purchase warrants. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.
The trading price of our common stock has historically been highly volatile. Since we began trading on the American Stock Exchange, our stock price has ranged from $0.10 to $42.00 (as adjusted for stock splits). We expect that the market price of our common stock will continue to fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

     o  announcements of technological or competitive developments;
     o  acquisitions or strategic alliances by us or our competitors;
     o  the gain or loss of a significant customer or order;
     o changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or
     o  general market or economic conditions.

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

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

      --------------------------------------------- ------------ ------------
                                                        HIGH         LOW
      --------------------------------------------- ------------ ------------
      FISCAL YEAR ENDED MARCH 31, 2002
      --------------------------------------------- ------------ ------------
         Quarter ended June 30, 2001                   $   3.15     $   1.46
      --------------------------------------------- ------------ ------------
         Quarter ended September 30, 2001              $   1.75     $   0.66
      --------------------------------------------- ------------ ------------
         Quarter ended December 31, 2001               $   1.05     $   0.53
      --------------------------------------------- ------------ ------------
         Quarter ended March 31, 2002                  $   0.94     $   0.60
      --------------------------------------------- ------------ ------------
      FISCAL YEAR ENDED MARCH 31, 2003
      --------------------------------------------- ------------ ------------
         Quarter ended June 30, 2002                   $   0.70     $   0.25
      --------------------------------------------- ------------ ------------
         Quarter ended September 30, 2002              $   0.39     $   0.14
      --------------------------------------------- ------------ ------------
         Quarter ended December 31, 2002               $   0.27     $   0.10
      --------------------------------------------- ------------ ------------
         Quarter ended March 31, 2003                  $   0.20     $   0.11
      --------------------------------------------- ------------ ------------
      FISCAL YEAR ENDED MARCH 31, 2004
      --------------------------------------------- ------------ ------------
         Quarter ended June 30, 2003                   $   0.68     $   0.10
      --------------------------------------------- ------------ ------------
         Quarter ended September 30, 2003              $   1.39     $   0.36
      --------------------------------------------- ------------ ------------
         Quarter ended December 31, 2003               $   0.94     $   0.65
      --------------------------------------------- ------------ ------------
         Quarter ended March 31, 2004                  $   0.94     $   0.53
      --------------------------------------------- ------------ ------------

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

RECENT SALES OF UNREGISTERED SECURITIES. During the quarter ended March 31, 2004 we issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

In connection with a private placement of $1,028,750 that occurred in January of 2004, we issued 1,959,523 common shares at $0.525 per share and 489,880 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.8625 per share for a period of five years. In connection with the private placement, we also paid a placement fee, a portion of which was paid by the issuance of 64,350 shares of common stock and 40,476 share purchase warrants. In addition, during the quarter ended March 31, 2004, we issued a total of 16,250 shares to various suppliers of services. With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were sophisticated and were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

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

                                                                            YEAR ENDED MARCH 31,
                                                ----------------------------------------------------------------------------
                                                    2004            2003            2002            2001            2000*
                                                ------------    ------------    ------------    ------------    ------------
                                                                                                                 (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                        $  1,338,373    $  1,339,190    $  1,416,940    $  1,910,194    $  1,459,920
                                                ------------    ------------    ------------    ------------    ------------
Cost of revenues                                     323,848         352,285         539,692       1,034,603         805,099

Gross profit                                       1,014,525         986,905         877,248         875,591         654,821

Operating expenses:
     Research and development                        563,602         719,965         999,589       1,187,348         600,957
     Sales and marketing                             725,114         959,191       1,718,190       4,098,228       1,608,056
     General and administrative                      963,790       2,159,498       2,781,714       4,218,224       3,428,314
     Impairment of goodwill                             --              --           909,272            --              --
     Impairment of intangible assets                    --              --         3,420,000            --              --
     Depreciation and amortization                   201,181       1,255,635       2,360,771       1,786,514            --
     Stock, option and warrant expense               952,473          52,455         496,181         601,932            --

Operating loss from continuing operations         (2,391,635)     (4,159,839)    (11,808,469)    (11,016,655)     (4,982,506)
                                                ------------    ------------    ------------    ------------    ------------

     Loss from continuing operations              (2,357,519)     (3,157,234)    (11,249,054)     (9,913,215)     (4,246,949)
     Income (loss) from discontinued
     operations                                      105,834        (403,698)     (7,195,424)     (1,380,166)           --
     Gain from disposal of discontinued
     operations                                         --           128,582            --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Net loss                                        $ (2,251,685)   $ (3,432,350)   $(18,444,478)   $(11,293,381)   $ (4,246,949)
                                                ============    ============    ============    ============    ============
      Loss per common share from continuing
      operations                                $      (0.11)   $      (0.17)   $      (0.66)   $      (0.65)   $      (0.59)
                                                ============    ============    ============    ============    ============
      Loss per common share from discontinued
      operations                                $       0.00    $      (0.02)   $      (0.43)   $      (0.09)           --
                                                ============    ============    ============    ============    ============
Net loss per common share                       $      (0.11)   $      (0.19)   $      (1.09)   $      (0.74)   $      (0.59)
                                                ============    ============    ============    ============    ============
Weighted average shares                           20,604,458      18,039,262      16,975,660      15,199,895       7,213,715

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including
restricted cash)                                $  1,717,052    $  1,969,910    $  4,763,928    $  7,330,749    $ 15,673,264
                                                ============    ============    ============    ============    ============

Working capital                                    1,682,495       1,464,645       2,064,396       7,479,156      15,753,980
Total assets                                       3,551,930       4,648,556      10,337,063      21,769,961      16,597,406
Long-term liabilities                                   --           336,405         821,475         898,617       1,362,590
Preferred shareholders' equity                          --              --         5,682,456       5,682,456       9,315,501
Common shareholders' equity                        3,261,456       3,309,727         294,481      13,182,551       5,804,468

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

OVERVIEW
At the end of fiscal year 2003 we had substantially completed our Centralization and Consolidation Plan. Through fiscal year 2004 to present, we have focused on growing revenues within our two core product lines: i) financial services with the Global Market Pro and Equity Market Pro products and services and ii) enterprise wireless messaging and communications with the HiplinkXS family of products and services. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software.

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


                                                YEAR ENDED MARCH 31,
                                     ------------------------------------------
DESCRIPTION                              2004           2003           2002
-----------                          ------------   ------------   ------------

Research and development            $    563,602   $    719,965   $    999,589

Sales and marketing                      725,114        959,191      1,718,190
General and administrative               963,790      2,159,498      2,781,714
Impairment of goodwill                      --             --          909,272
Impairment of intangible assets             --             --        3,420,000
Depreciation and amortization            201,181      1,255,635      2,360,771
Stock, option and warrant expense        952,473         52,455        496,181
                                    ------------   ------------   ------------
Totals                              $  3,406,160   $  5,146,744   $ 12,685,717
                                    ============   ============   ============

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

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires us to record compensation expense for changes in the fair value of our common stock. While no compensation expense was required to be recognized in fiscal year 2003 or fiscal year 2002, in fiscal year 2004 there was a stock compensation expense recognized in the amount of $857,128, due to the compensation expense adjustment for the repriced stock options based on the increase in the common stock price in fiscal year 2004. Compensation expense will be recognized in the future if the stock price increases above the exercise price of the repriced options.

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

                                                            YEAR ENDED MARCH 31,
                                                -------------------------------------------
          DESCRIPTION                               2004           2003            2002
                                                ------------   ------------    ------------
Net interest income                             $     22,666   $     54,532    $    260,152
Owners fee on sales of technology                       --       (1,176,750)     (1,569,000)
Interest on note from sales of technology               --        1,176,750       1,569,000
Amortization of technology advances                     --          206,724         306,908
Gain from cancellation of sales of technology
contracts                                               --          628,927            --
Miscellaneous income (expenses)                       11,450        112,422          (7,645)
                                                ------------   ------------    ------------
Total non operating income, net                 $     34,116   $  1,002,605    $    559,415
                                                ============   ============    ============

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

The decrease in the comprehensive loss for the fiscal year ended March 31, 2003 to ($3,383,296) or $(0.19) per share was due to an improvement in our overall operating efficiency as the Consolidation and Centralization Plan was implemented. The gross profit margin improved and the operating costs were reduced. Further, impairment charges decreased by approximately $4,300,000 in the year ended March 31, 2003.

SEGMENT INFORMATION
After the Consolidation and Centralization Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the nature of the products and services are all similar. Accordingly, starting in the current fiscal year, we have reported the single line of business of wireless and mobile enterprise software and will no longer report operations from three prior segments: Enterprise and Commerce Sales, Professional and Related Services and Logistics. Further, per SFAS 131, the corresponding information for the earlier period presented has been reclassified accordingly to conform to the single segment current year presentation.

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

The sources and uses of cash are summarized as follows:

                                                                 YEAR ENDED MARCH 31,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Net cash used in operating activities                 $ (1,384,378)   $ (1,922,956)   $ (4,413,816)
Net cash provided by (used in) investing activities           --           (15,889)      1,388,983
Net cash provided by (used in) financing activities      1,112,542        (210,941)       (195,450)

Effect of exchange rate changes on cash                     18,978          49,054         (39,824)
Net decrease in cash and cash equivalents                 (252,858)     (2,100,732)     (3,260,107)

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

Cash used in operating activities at March 31, 2003 consisted principally of a net loss of $3,432,350 offset somewhat by non-cash charges of $1,255,635 for depreciation and amortization, $593,260 for the amortization and forgiveness of notes receivable, net, $176,346 for non-cash liability settlements of discontinued operations, and $173,669 for non-cash liability settlements of continuing operations. Further there was a charge for the net loss from discontinued operations of $403,698 and a gain on the cancellation of technology contracts of $628,927. Other operating activities that used cash were accrued liabilities of $116,603.

Cash used in operating activities at March 31, 2002 consisted principally of a net loss of $18,444,478 offset somewhat by non-cash charges of $4,329,272 of impairment charges, depreciation and amortization of $2,360,771 and stock based compensation of $471,181. Further, there was a charge for the net loss from discontinued operations of $7,195,424. Other operating activities that provided cash were a reduction in accounts receivable of $250,365, and an increase in deferred revenue of $162,651 offset by a reduction in accounts payable of $104,559.

During the fiscal year ended March 31, 2004, there was no cash used in investing activities. Cash used in investing activities of $15,889 at March 31, 2003 resulted principally from $16,949 of capital expenditures offset somewhat by $560 from the sale of assets and $500 from cash received from certain discontinued operations during the fiscal year. Cash provided by investing activities in fiscal year 2002 of $1,388,983 resulted principally from $1,063,571 of cash provided by discontinued operations, and $350,000 from the sale of the Kinetidex technology, net of $24,588 for the acquisition of property and equipment.

Cash flows from financing activities during the fiscal year ended March 31, 2004 produced a net increase in cash of $1,112,542. This resulted from net proceeds from a private placement of $977,474, and from the proceeds from the exercise of stock options and warrants for $211,583. This was offset slightly by the repayments of notes payable and capital leases by $56,224 and $20,291, respectively.

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

The effect of exchange rate changes in cash has been due to the changes in the Canadian and United States dollar exchange rate. The net effect has not been material.

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

As of March 31, 2003, we had cash and cash equivalents of $1,969,910 a decrease of $2,100,732 from the prior year. Working capital decreased to $1,464,645 from the fiscal year ended March 31, 2002. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

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

               YEAR ENDING MARCH 31,
                      2005                        $     52,153
                      2006                              26,044
                      2007                              27,440
                      2008                               6,976
                                                  ------------
                                                  $    112,613
                                                  ============

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian - U.S. dollar exchange rate, but at this time we have not deemed it necessary to hedge this exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BDO Seidman, LLP served as our independent auditors from September 3, 1998 to July 15, 2002. We had determined to change our independent auditors for fiscal year 2003, and we dismissed BDO Seidman, LLP on July 15, 2002. The decision to change independent auditors was recommended by our Management and the Audit Committee of the Board of Directors, and approved by a unanimous vote of the full Board of Directors.

Our decision to change our independent auditors did not occur due to any existing or previous accounting disagreements with BDO Seidman, LLP, and BDO Seidman, LLP has expressed no disclaimer of opinion, adverse opinion, qualification or limitation as to uncertainty, audit scope, or accounting principles regarding our financial statements or the audit process, for the fiscal years ended March 31, 2002 or 2001. Neither have there been any accounting disagreements or reportable events within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of SEC Regulation S-K for those periods or for the interim period from April 1, 2002 up to and including July 15, 2002. BDO Seidman, LLP had stated in its letter addressed to the SEC its concurrence with the foregoing statements in this paragraph.

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
The following financial statements required by this item are submitted in a separate section beginning on page 27 of this report:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) EXHIBITS.

  EXHIBIT                                DESCRIPTION                                                    LOCATION
   NUMBER
     2.1     Agreement of Merger by and among Datalink.net, Inc., Acquisition     Incorporated by reference to Exhibit 2.1 to the
             Wireless, Inc., Cross Communications, Inc., and Kathleen M. Wold     Registrant's Form 10QSB filed September 30, 2000.
             made effective as of July 20, 2000.

     2.2     Agreement of Merger by and among Datalink.net, Inc., Medical         Incorporated by reference to Exhibit 2.2 to the
             Acquisition Wireless, Inc. Simkin Inc. and J. Daniel Robinson made   Registrant's Form 10QSB filed September 30, 2000.
             effective as of September 12, 2000.

     2.3     Agreement of Merger by and among Datalink.net, Inc., Wares           Incorporated by reference to Exhibit 2.3 to the
             Acquisition, Inc., ISS, Inc. and Stephen J. Casey made effective     Registrant's Form 10QSB filed September 30, 2000
             as of October 10, 2000.

     2.4     Agreement of Merger by and among Datalink.net, Inc., Five Star       Incorporated by reference to Exhibit 2.1 to the
             Advantage, Inc., Five Acquisition Inc. and Jeff Gleckman dated       Registrant's Form 8-K filed January 12, 2001
             December 8, 2000.

     2.5     First Amendment to Merger Agreement by and among Datalink.net,       Incorporated by reference to Exhibit 2.2 to the
             Inc. Five Acquisition, Inc., Five Star                               Registrant's Form 10QSB filed January 12, 2001.
             Advantage, Inc. and Jeff Gleckman, dated as of December 28, 2000.

     2.6     Merger Agreement by and among Datalink.net, Inc., Five               Incorporated by reference to Exhibit 2.3 to the
             Acquisition, Inc., Tech-ni-comm, Inc., and Jeff Gleckman, dated as   Registrant's Form 10QSB filed January 12, 2001.
             of December 8, 2000.

     2.7     First Amendment to Merger Agreement by and among Datalink.net,       Incorporated by reference to Exhibit 2.4 to the
             Inc., Five Acquisition, Inc., Tech-ni-comm, Inc., and Jeff           Registrant's Form 10QSB filed January 12, 2001.
             Gleckman, dated as of December 28, 2000.

     2.8     Merger Agreement by and among Semotus Solutions, Inc.,               Incorporated by reference to Exhibit 2.1 to the
             WizShop.com, Inc. and Wiz Acquisition, Inc.                          Registrant's Form 8-K filed May 17, 2001.

     2.9     Merger Agreement by and among Semotus Solutions, Inc., ADA           Incorporated by reference to Exhibit 2.1 to the
             Acquisition, Inc. Application                                        Registrant's Form 8-K filed May 30, 2001.
             Design Associates, Inc. and John Hibben.

    2.10     Common Stock Purchase Agreement by and among Application Design      Incorporated by reference to Exhibit 2.1 to the
             Associates, Inc., John Hibben and 2007978 Ontario, Inc. dated        Registrant's Form 10Q filed February 14, 2002.
             January 18, 2002.

    2.11     Agreement to Amend the Merger Agreement and Employment Agreement     Incorporated by reference to Exhibit 2.2 to the
             by and among Semotus Solutions, Inc., Application Design             Registrant's Form 10Q filed February 14, 2002.
             Associates, Inc. and John Hibben dated January 18, 2002.

   **2.12    Agreement to Amend the Stock Purchase Agreement and terminate the    Incorporated by reference to Exhibit 2.1 to the
             Warrant by and among Application Design Associates, Inc., Semotus    Registrant's Form 8-K filed February 28, 2002.
             Solutions, Inc. and 2007978 Ontario, Inc. dated February 15, 2002.

    2.13     Preferred Buy Back and Mutual Release Agreement by and among         Incorporated by reference to Exhibit 2.1 to the
             Semotus Solutions, Inc. and Brown Simpson Partners                   Registrant's Form 8-K filed January 13, 2003.
             I, Ltd. dated December 31, 2002.

    2.14     Notice of Exercise of Option pursuant to the Stock Purchase          Incorporated by reference to Exhibit 2.2 to the
             Agreement dated April 24, 2003.                                      Registrant's Form 8-K filed May 7, 2004.

    2.15     Settlement Agreement and Mutual General Release Agreement by and     Incorporated by reference to Exhibit 2.1 to the
             among Semotus Solutions, Inc., WizShop.com, Inc., Earthlink, Inc.    Registrant's Form 8-K filed May 28, 2004.
             and Howard Lefkowitz dated May 14, 2003.

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

     3.4     Certificate of Amendment to the Articles of Incorporation dated      Incorporated by reference to Exhibit 3.2 to the
             February 17, 1998.                                                   Registrant's Form 10-KSB for the year ended March
                                                                                  31, 1998.

     3.5     Certificate of Amendment to Articles of Incorporation dated July     Incorporated by reference to Exhibit 3.4 to the
             6, 1999.                                                             Registrant's Form 8-A12B filed on December 21,
                                                                                  1999.

     3.6     Certificate of Amendment to Articles of Incorporation Dated          Incorporated by reference to Exhibit 3.5 to the
             January 12, 2001.                                                    Registrant's Form 10-KSB for the year ended March
                                                                                  31, 2001.

     4.1     Specimen Stock Certificate.                                          Incorporated by reference to Exhibit 4.1 to the
                                                                                  Registrant's Form 8-A-12B filed on December 21,
                                                                                  1999.

     4.2     Certificate of Designation of the Series B Convertible Preferred     Incorporated by reference to Exhibit 4.1 to the
             Stock.                                                               Registrant's Form 8-K filed February 17, 2000.

     4.3     Warrant to purchase up to 375,000 shares of common stock issued to   Incorporated by reference to Exhibit 4.2 to the
             Brown Simpson Strategic Fund, Ltd., dated February 9, 2000.          Registrant's Form 8-K filed February 17, 2000.

     4.4     Warrant to purchase up to 201,923 shares of common stock issued to   Incorporated by reference to Exhibit 4.3 to the
             Brown Simpson Strategic Fund, L.P., dated February 9, 2000.          Registrant's Form 8-K filed February 17, 2000.

     4.5     Warrant to purchase up to 76,923 shares of common stock issued to    Incorporated by reference to Exhibit 4.4 to the
             H.C. Wainwright & Co., Inc., dated February 14, 2000.                Registrant's Form 8-K filed February 17, 2000.

    *4.6     Warrant to purchase up to 150,000 shares of common stock issued to   Incorporated by reference to Exhibit 4.2 to the
             Anthony N. LaPine, dated December 1, 1999.                           Registrant's Form 8-K filed April 21, 2000.

    **4.7    Warrant to Purchase 150,000 shares of Semotus' common stock issued   Incorporated by reference to Exhibit 4.1 to the
             to 2007978 Ontario, Inc. Dated January 18, 2002.                     Registrant's Form 10Q filed February 14, 2002.

     4.8     Warrant to purchase up to 846,154 shares of common stock issued to   Incorporated by reference to Exhibit 4.1 to the
             Brown Simpson Partners, I, Ltd. dated December 31, 2002.             Registrant's Form 8-K filed January 13, 2003.

    10.1     Agreement Concerning the Exchange of Common Stock Between Datalink   Incorporated by reference to Exhibit No. 10 to the
             Systems Corporation and Datalink Communications Corporation.         Registrant's Form 8-K dated June 27, 1996.

    10.2     Application Software Purchase Agreement between Datalink Systems     Incorporated by reference to Exhibit No. 10.1 to
             Corporation and Shalcor Investments.                                 the Registrant's Form 8-K dated August 26, 1996.

    10.3     Management and Marketing Agreement between Datalink Systems          Incorporated by reference to Exhibit No. 10.2 to
             Corporation and Shalcor Investments.                                 the Registrant's Form 8-K dated August 26, 1996.

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

    10.6     Application Software Purchase Agreement between Datalink Systems     Incorporated by reference to Exhibit 10.1 to the
             Corporation and 605285 Ontario Inc.                                  Registrant's Form 8-K dated May 6, 1997.

    10.7     Management and Marketing Agreement between Datalink Systems          Incorporated by reference to Exhibit 10.2 to the
             Corporation and 605285 Ontario. 1997.                                Registrant's Form 8-K dated May 6, 1997.

    10.8     6% Secured Term Note.                                                Incorporated by reference to Exhibit 10.3 to the
                                                                                  Registrant's Form 8-K dated May 6, 1997.

    *10.9    Loan Forgiveness Agreement with Anthony LaPine dated January 19,     Incorporated by reference to Exhibit 10.20 to the
             2000.                                                                Registrant's Form 10KSB dated June 29, 2000.

   *10.10    Secured Promissory Note with Anthony LaPine dated February 29,       Incorporated by reference to Exhibit 10.19 to the
             2000.                                                                Registrant's Form 10KSB dated June 29, 2000.

    10.11    Option to Repurchase Technology Agreement with 605285 Ontario Inc.   Incorporated by reference to Exhibit 10.21 to the
             dated June 14, 2000.                                                 Registrant's Form 10KSB dated June 29, 2000.

    10.12    Termination and Sale Agreement by and among Micromedix, Inc.         Incorporated by reference to Exhibit 99.1 to the
             Semotus Solutions, Inc. and Simkin, Inc. dated May 31, 2001.         Registrant's Form 10Q filed August 15, 2001.

   *10.13    Loan Forgiveness Agreement with Anthony LaPine dated March 29,       Incorporated by reference to Exhibit 10.13 to the
             2002.                                                                Registrant's Form 10K filed July 1, 2002.

    10.14    Form of Common Stock and Warrant Purchase Agreement by and among     Incorporated by reference to Exhibit 10.1 to the
             Semotus Solutions, Inc. and each of Redwood Capital Partners,        Registrant's Form 10Q filed on February 12, 2004.
             Inc., Bara Limited, Southshore Capital Fund Limited, James M.
             Totaro and Enable Growth Partners, LP dated January 14, 2004.

    10.15    Form of Warrant dated January 14, 2004 by and among Semotus          Incorporated by reference to Exhibit 10.2 to the
             Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara     Registrant's Form 10Q filed on February 12, 2004.
             Limited, Southshore Capital Fund Limited, James M. Totaro, Enable
             Growth Partners, LP., Richard Rosenblum, David Stefansky, vFinance
             Investments, Inc. and Arend Verweij.

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

    23.1     Consent of Burr, Pilger & Mayer, LLP.                                Filed electronically herewith.

    23.2     Consent of BDO Seidman, LLP.                                         Filed electronically herewith.

    31.1     Certification of Anthony LaPine                                      Filed electronically herewith pursuant to Section
                                                                                  302 of the Sarbanes-Oxley Act of 2002

    31.2     Certification of Charles, K. Dargan, II                              Filed electronically herewith pursuant to Section
                                                                                  302 of the Sarbanes-Oxley Act of 2002

    32.1     Certification of Anthony LaPine                                      Filed electronically herewith pursuant to Section
                                                                                  906 of the Sarbanes-Oxley Act of 2002

    32.2     Certification of Charles, K. Dargan, II                              Filed electronically herewith pursuant to Section
                                                                                  906 of the Sarbanes-Oxley Act of 2002

    99.1     Securities Purchase Agreement, dated as of February 9, 2000, by      Incorporated by reference to Exhibit 99.1 to the
             and among the Company, Brown Simpson Strategic Growth Fund, Ltd.     Registrant's 8-K Filed on February 17, 2000.
             and Brown Simpson Strategic Growth Fund.

    99.2     Registration Rights Agreement, dated as of February 9, 2000, by      Incorporated by reference to Exhibit 99.2 to the
             and among the Company, Brown Simpson Strategic Growth Fund, Ltd.     Registrant's 8-K Filed on February 17, 2000.
             and Brown Simpson Strategic Growth Fund, L.P.

    99.3     Registration Rights and Lock-Up Agreement by and among Semotus       Incorporated by reference to Exhibit 2.2 to the
             Solutions, Inc. and John Hibben.                                     Registrant's Form 8-K filed May 30, 2001.

    99.4     Form of Registration Rights Agreement by and among Semotus           Incorporated by reference to Exhibit 4.1 to the
             Solutions, Inc., vFinance Investments, Inc. and each of Redwood      Registrant's Form 10Q filed on February 12, 2004.
             Capital Partners, Inc., Bara Limited, Southshore Capital Fund
             Limited, James M. Totaro and Enable Growth Partners, LP dated
             January 14, 2004.

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

                          INDEX TO FINANCIAL STATEMENTS







                                                                         PAGE(S)
                                                                         -------


Reports of Independent Registered Public Accounting Firms ..................  27

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2004 and 2003 ..................  28

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2004, 2003 and 2002  ...............  29

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2004, 2003 and 2002 .....................  30

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2004, 2003 and 2002 ...................................  32

     Notes to Consolidated Financial Statements ............................  34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/S/  BURR, PILGER & MAYER LLP
BURR, PILGER & MAYER LLP
PALO ALTO, CALIFORNIA
MAY 28, 2004



REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, common shareholders' equity, and cash flows of Semotus Solutions, Inc. and subsidiaries for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/S/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP
SAN JOSE, CALIFORNIA
JUNE 3, 2002

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   MARCH 31,         MARCH 31,
                                     ASSETS                          2004              2003
                                                                 ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,717,052      $  1,969,910
  Trade receivables (net of allowance for doubtful accounts
    of $0.00 at March 31, 2004 and $6,090 at March 31, 2003)          191,945           140,646
  Prepaid expenses and other current assets                            63,972            35,284
  Current assets of discontinued operations                                --            23,029
  Current assets held for sale                                             --           298,200
                                                                 ------------      ------------
          Total current assets                                      1,972,969         2,467,069

Property and equipment, net                                           148,820           342,614
Goodwill, net                                                       1,430,141         1,430,141
Non-current assets held for sale                                           --           408,732
                                                                 ------------      ------------
          Total assets                                           $  3,551,930      $  4,648,556
                                                                 ============      ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $     75,413      $    372,391
  Accrued vacation                                                     57,663            60,528
  Other accrued liabilities                                            25,642            63,122
  Notes payable                                                            --            56,224
  Current portion of capital lease obligations                             --            17,609
  Deferred revenue                                                    131,756            79,119
  Current liabilities from discontinued operations                         --            52,714
  Current liabilities related to assets held for sale                      --           300,717
                                                                 ------------      ------------
          Total current liabilities                                   290,474         1,002,424

Capital lease obligation, net of current portion                           --            15,189
Non-current liabilities related to assets held for sale                    --           321,216
                                                                 ------------      ------------
          Total liabilities                                           290,474         1,338,829
                                                                 ------------      ------------

Commitments and contingencies (Notes 20 and 22)
                                                                 ------------      ------------
SHAREHOLDERS' EQUITY:
Common Stock: $0.01 par value; authorized: 50,000,000 shares;
issued and outstanding: 22,687,469 at March 31, 2004 and
19,275,211 at March 31, 2003                                          226,875           192,752
Additional paid-in capital                                         68,235,881        66,163,351
Accumulated other comprehensive loss                                  (74,328)          (93,306)
Notes receivable - related parties                                    (13,498)          (91,281)
Accumulated deficit                                               (65,113,474)      (62,861,789)
                                                                 ------------      ------------
          Total shareholders' equity                                3,261,456         3,309,727
                                                                 ------------      ------------
          Total liabilities and shareholders' equity             $  3,551,930      $  4,648,556
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                     2004              2003              2002
                                                                 ------------      ------------      ------------
Revenues                                                         $  1,338,373      $  1,339,190      $  1,416,940

Cost of revenues                                                      323,848           352,285           539,692
                                                                 ------------      ------------      ------------
Gross profit                                                        1,014,525           986,905           877,248

Operating expenses:
    (Exclusive of depreciation and amortization and stock,
     option and warrant expense)
    Research and development                                          563,602           719,965           999,589
    Sales and marketing                                               725,114           959,191         1,718,190
    General and administrative                                        963,790         2,159,498         2,781,714
    Impairment of goodwill                                                 --                --           909,272
    Impairment of intangible assets                                        --                --         3,420,000
    Depreciation and amortization:
       Research and development                                        84,577            75,516           127,975
       General and administrative                                     116,604         1,180,119         2,232,796
                                                                 ------------      ------------      ------------
                                                                      201,181         1,255,635         2,360,771
    Stock, option and warrant expense:
       Sales and marketing                                                 --                --            88,000
       General and administrative                                     952,473            52,455           408,181
                                                                 ------------      ------------      ------------
                                                                      952,473            52,455           496,181
    Total operating expenses                                        3,406,160         5,146,744        12,685,717
                                                                 ------------      ------------      ------------
       Operating loss from continuing operations                   (2,391,635)       (4,159,839)      (11,808,469)

Net interest income                                                    22,666            54,532           260,152
Other income                                                           11,450           948,073           299,263
                                                                 ------------      ------------      ------------
    Total interest and other income                                    34,116         1,002,605           559,415
                                                                 ------------      ------------      ------------
    Loss from continuing operations                                (2,357,519)       (3,157,234)      (11,249,054)
    Income (loss) from discontinued operations (Note 5)               105,834          (403,698)       (7,195,424)
    Gain from disposal of discontinued operations                          --           128,582                --
                                                                 ------------      ------------      ------------
Net loss                                                           (2,251,685)       (3,432,350)      (18,444,478)
Other comprehensive income (loss) - Translation adjustment             18,978            49,054           (39,824)
                                                                 ------------      ------------      ------------
Comprehensive loss                                               $ (2,232,707)     $ (3,383,296)     $(18,484,302)
                                                                 ============      ============      ============
Loss per common share from continuing operations:
    Basic                                                        $      (0.11)     $      (0.17)     $      (0.66)
    Diluted                                                      $      (0.11)     $      (0.17)     $      (0.66)
Income (loss) per common share from discontinued operations:
    Basic                                                        $       0.00      $      (0.02)     $      (0.43)
    Diluted                                                      $       0.00      $      (0.02)     $      (0.43)
Net loss per common share:
    Basic                                                        $      (0.11)     $      (0.19)     $      (1.09)
    Diluted                                                      $      (0.11)     $      (0.19)     $      (1.09)
                                                                 ------------      ------------      ------------
    Weighted average shares used in per share calculation,
    basic and diluted                                              20,604,458        18,039,262        16,975,660
                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                          COMMON STOCK                ADDITIONAL
                                                                 ------------------------------         PAID-IN
                                                                    SHARES            AMOUNT            CAPITAL
                                                                 ------------      ------------      ------------
Balances at March 31, 2001                                         15,903,368      $    159,034      $ 55,217,626

Issuance of stock for acquisitions                                    964,940             9,649         4,673,937
Issuance of stock for services rendered                               473,936             4,739           391,288
Issuance of stock due to exercise of options                            8,540                86            11,584
Compensation associated with stock options and warrants
  granted for  services                                                    --                --           100,154

Redeemed stock due to contract cancellations                         (150,000)           (1,500)            1,500
Amortization of note receivable, net                                       --                --                --
Foreign currency translation adjustment                                    --                --                --
Net loss                                                                   --                --                --
                                                                 ------------      ------------      ------------
Balances at March 31, 2002                                         17,200,784           172,008        60,396,089

Issuance of stock for price guarantee under merger
  agreement                                                           863,403             8,634            (8,634)
Issuance of stock for liability settlement                             57,178               572            21,124
Issuance of stock due to exercise of warrants                       1,153,846            11,538                --
Repurchase of series B preferred stock                                     --                --         5,582,456
Reprice of warrants due to lawsuit settlement                              --                --           119,862
Amortization and forgiveness of note receivable                            --                --                --
Foreign currency translation adjustment                                    --                --                --
Amortization of deferred compensation                                      --                --            52,454
Net loss                                                                   --                --                --
                                                                 ------------      ------------      ------------
Balances at March 31, 2003                                         19,275,211           192,752        66,163,351

Issuance of stock due to exercise of options and warrants           1,574,103            15,741           195,842
Issuance of stock options to consultants                                   --                --            35,619
Issuance of stock for services rendered                                37,500               375            28,538
Issuance of stock for liability settlements                           276,782             2,768            78,168
Issuance of stock and warrants in private placement
  financing, net of expenses of $106,221                            2,023,873            20,239           957,235

Repurchase of stock through ADA sale                                 (500,000)           (5,000)          (80,000)
Compensation expense due to stock option repricing                         --                --           857,128
Amortization of note receivable                                            --                --                --
Foreign currency translation adjustment                                    --                --                --
Net loss                                                                   --                --                --
                                                                 ------------      ------------      ------------
Balances at March 31, 2004                                         22,687,469      $    226,875      $ 68,235,881
                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)



                                                                 ACCUMULATED
                                                                     OTHER
                                                                COMPREHENSIVE          NOTES          ACCUMULATED
                                                                     LOSS           RECEIVABLE          DEFICIT            TOTAL
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2001                                       $   (102,536)     $ (1,106,612)     $(40,984,961)     $ 13,182,551

Issuance of stock for acquisitions                                         --                --                --         4,683,586
Issuance of stock for services rendered                                    --                --                --           396,027
Issuance of stock due to exercise of options                               --                --                --            11,670
Compensation associated with stock options and warrants
   granted for services                                                    --                --                --           100,154
Redeemed stock due to contract cancellations                               --                --                --                --
Amortization of note receivable, net                                       --           404,795                --           404,795
Foreign currency translation adjustment                               (39,824)               --                --           (39,824)
Net loss                                                                   --                --       (18,444,478)      (18,444,478)
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2002                                           (142,360)         (701,817)      (59,429,439)          294,481

Issuance of stock for price guarantee under merger agreement               --                --                --                --
Issuance of stock for liability settlement                                 --                --                --            21,696
Issuance of stock due to exercise of warrants                              --                --                --            11,538
Repurchase of series B preferred stock                                     --                --                --         5,582,456
Reprice of warrants due to lawsuit settlement                              --                --                --           119,862
Amortization and forgiveness of note receivable                            --           610,536                --           610,536
Foreign currency translation adjustment                                49,054                --                --            49,054
Amortization of deferred compensation                                      --                --                --            52,454
Net loss                                                                   --                --        (3,432,350)       (3,432,350)
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2003                                            (93,306)          (91,281)      (62,861,789)        3,309,727

Issuance of stock due to exercise of options and warrants                  --                --                --           211,583
Issuance of stock options to consultants                                   --                --                --            35,619
Issuance of stock for services rendered                                    --                --                --            28,913
Issuance of stock for liability settlements                                --                --                --            80,936
Issuance of stock and warrants in private placement                        --                --                --           977,474
   financing, net of expenses of $106,221
Repurchase of stock through ADA sale                                       --                --                --           (85,000)
Compensation expense due to stock option repricing                         --                --                --           857,128
Amortization of note receivable                                            --            77,783                --            77,783
Foreign currency translation adjustment                                18,978                --                --            18,978
Net loss                                                                   --                --        (2,251,685)       (2,251,685)
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2004                                       $    (74,328)     $    (13,498)     $(65,113,474)     $  3,261,456
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                     2004              2003              2002
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                     $ (2,251,685)     $ (3,432,350)     $(18,444,478)
       (Income) loss from discontinued operations                    (105,834)          403,698         7,195,424
       Gain from disposition of discontinued operations                    --          (128,582)               --
                                                                 ============      ============      ============
       Loss from continuing operations                             (2,357,519)       (3,157,234)      (11,249,054)
                                                                 ============      ============      ============

    Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
       Liability settlement - discontinued operations                      --           176,346            14,642
       (Gain) loss on asset sale - discontinued operations                970              (500)           29,010
       Net amortization of contract income -
         discontinued operations                                           --          (423,414)         (606,586)
       Depreciation and amortization                                  201,181         1,255,635         2,360,771
       Compensation expense related to stock issued for services           --                --           371,027
       Compensation expense related to options/warrants issued
         for services and repriced options                            952,473            52,455           100,154
       Amortization of advances on technology sales                        --          (206,724)         (306,908)
       Gain on disposition of technology advances                          --          (628,927)               --
       Amortization and forgiveness of notes receivable, net           77,783           593,260           315,799
       Impairment of goodwill                                              --                --           909,272
       Impairment of GMP & software                                        --                --         3,420,000
       Net (gain) loss from sale of assets                             (3,614)            1,220                --
       Non-cash settlement of liabilities                              44,578           173,669                --

    Changes in assets and liabilities net of acquired
       assets and liabilities due to acquisitions:
       Accounts and other receivables                                 (51,299)           82,500           250,365
       Prepaid expenses and other assets                              (28,688)           71,671             2,743
       Accounts payable                                              (296,978)            1,141          (104,559)
       Accrued expenses and other current liabilities                 (40,345)         (116,603)          (29,670)
       Deferred revenue                                                52,637           (26,104)          162,651
       Advances on technology sales                                        --                --            50,681
       Net working capital provided by (used in) discontinued
          operations                                                   64,443           228,653          (104,154)
                                                                 ------------      ------------      ------------
    Net cash used in operating activities                          (1,384,378)       (1,922,956)       (4,413,816)
                                                                 ------------      ------------      ------------
Cash flows from investing activities:
    Acquisition of property and equipment                                  --           (16,949)          (24,588)
    Sale of property and equipment                                         --               560                --
    Cash provided by discontinued operations                               --               500         1,063,571
    Sale of Kinetidex technology                                           --                --           350,000
                                                                 ------------      ------------      ------------
    Net cash (used in) provided by investing activities                    --           (15,889)        1,388,983
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
    Repayments of notes payable                                       (56,224)          (78,869)         (154,398)
    Repayments of capital lease obligations                           (20,291)          (33,792)          (40,423)
    Proceeds from exercise of options and warrants                    211,583            11,538            11,668
    Repurchase of preferred stock (Note 13)                                --          (100,000)               --
    Cash used in discontinued operations                                   --            (9,818)          (12,297)
    Net proceeds from private placement of $0.01 par value
       restricted common stock and warrants                           977,474                --                --
                                                                 ------------      ------------      ------------
    Net cash provided by (used in) financing activities             1,112,542          (210,941)         (195,450)
                                                                 ------------      ------------      ------------
    Effect of exchange rate changes on cash                            18,978            49,054           (39,824)
                                                                 ------------      ------------      ------------
    Net decrease in cash and cash equivalents                        (252,858)       (2,100,732)       (3,260,107)
    Cash and cash equivalents, beginning of year                    1,969,910         4,070,642         7,330,749
                                                                 ------------      ------------      ------------
    Cash and cash equivalents, end of year                       $  1,717,052      $  1,969,910      $  4,070,642
                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                                YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                     2004              2003              2002
                                                                 ------------      ------------      ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                           $      2,444      $     25,809      $     68,130
                                                                 ============      ============      ============
Cash paid for income taxes                                       $         94      $      4,341      $      9,015
                                                                 ============      ============      ============
Gross proceeds as part of the private placement financing
                                                                 $  1,028,750      $         --      $         --
                                                                 ============      ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of
  Wizshop.com, Inc. and Application Design Associates,
  Inc. through the issuance of common stock                      $         --      $         --      $  4,665,500
                                                                 ============      ============      ============
Additional non-cash purchase consideration paid to
  shareholder of Cross Communications, Inc. pursuant to
  the first year earn-out of the Merger Agreement                $         --      $         --      $     18,086
                                                                 ============      ============      ============
Common stock issued for liabilities                              $     80,936      $    162,783      $    101,036
                                                                 ============      ============      ============
Property and equipment purchased through the issuance
  of capital leases                                              $         --      $         --      $    110,119
                                                                 ============      ============      ============
Warrants issued as part of the consideration for
  repurchase of series B preferred stock                         $         --      $     90,497      $         --
                                                                 ============      ============      ============
Non-cash value of warrants issued as part of the private
  placement financing                                            $    277,270      $         --      $         --

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY:
Semotus(R) Solutions, Inc. ("We" or "Our"), changed its named from Datalink.net, Inc. as of January 11, 2001. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corporation.

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

                                                                   YEAR ENDED MARCH 31,
                                                      ----------------------------------------------
                                                          2004             2003             2002
                                                      ------------     ------------     ------------
    Reported net loss                                 $ (2,251,685)    $ (3,432,350)    $(18,444,478)
    Amortization of goodwill                                    --               --        1,855,407
                                                      ------------     ------------     ------------
    Adjusted net loss                                 $ (2,251,685)    $ (3,432,350)    $(16,589,071)
                                                      ============     ============     ============
    Reported net loss per share - basic and diluted   $      (0.11)    $      (0.19)    $      (1.09)
    Adjusted net loss per share - basic and diluted   $      (0.11)    $      (0.19)    $      (0.98)


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

                                                                    FISCAL YEARS ENDED
                                                      ----------------------------------------------
                                                          2004             2003             2002
                                                      ------------     ------------     ------------
    Net loss as reported                              $ (2,251,685)    $ (3,432,350)    $(18,444,478)

    Add: Total stock-based employee compensation
    expense determined under intrinsic value
    based method for all awards and variable
    accounting for repriced options                        857,128               --               --

    Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards                     (210,903)         (48,253)      (1,649,416)
                                                      ------------     ------------     ------------
    Pro forma net loss                                $ (1,605,460)    $ (3,480,603)    $(20,093,894)
                                                      ============     ============     ============
    Net loss per share:
           Basic - as reported                        $      (0.11)    $      (0.19)    $      (1.09)
           Basic - pro forma                                 (0.08)           (0.19)           (1.18)
           Diluted - as reported                             (0.11)           (0.19)           (1.09)
           Diluted - pro forma                               (0.08)           (0.19)           (1.18)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the Plan in 2004, 2003 and 2002:

                                                                    FISCAL YEARS ENDED
                                                      ----------------------------------------------
                                                          2004             2003             2002
                                                      ------------     ------------     ------------
    Expected dividend                                 $         --     $         --     $         --
    Expected life of option                                4 years          4 years          4 years
    Risk-free interest rate                                  2.51%            3.46%    3.71% - 4.63%
    Expected volatility                                 89% - 173%      102% - 204%       87% - 108%

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian - U.S. dollar exchange rate, but we have not deemed it necessary to hedge this exposure.

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

In the fiscal year ended March 31, 2001, we acquired Cross for $100,000 in cash and 62,500 shares of our common stock. As of March 31, 2002, we had issued an additional 64,947 shares as additional purchase consideration. On May 15, 2003, we entered into a settlement agreement in which a total of 187,500 additional shares were issued in exchange for the termination and full settlement of all remaining obligations under the Merger Agreement. In October of 2003, Cross was officially merged with and into Semotus; consequently, Cross is no longer a separate wholly owned subsidiary.

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

The major classes of assets and liabilities included as part of the disposal group of assets held for sale are as follows: at March 31, 2003, cash of $62,965, accounts receivable of $147,649, inventory of $41,069, goodwill of $408,000, accounts payable of $44,432 and deferred revenue of $199,700. Further, we classified the $321,216 of minority interest in ADA as a long-term liability related to assets held for sale. At March 31, 2003, there were assets of $23,029 and liabilities of $52,714 related to the other discontinued operation. Revenue from Five Star recorded in the fiscal years ended March 31, 2003 and 2002 was $152,992 and $1,427,482, respectively. Revenue from WizShop recorded in the fiscal years ended March 31, 2004, 2003 and 2002 was $0, $1,005,061 and $1,114,479. Revenue from Wares recorded in the fiscal years ended March 31, 2003 and 2002 was $26,570 and $536,771, respectively. Revenue from ADA recorded for the years ended March 31, 2003 and 2002 was $1,137,339 and $1,611,424 respectively.

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

The methodologies included:

o Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
o Changes in market value since the date of acquisition relative to the following:
    o   Our stock price;
    o   Comparable companies;
    o   Contribution to our market valuation and overall business prospects.

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

Based on the factors described above, we determined that the goodwill in our Simkin subsidiary may have become impaired. In accordance with SFAS No. 121, we performed an undiscounted cash flow analysis of the acquired net assets to determine whether an impairment existed. When the undiscounted cash flows were less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

o Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
o Changes in market value since the date of acquisition relative to the following:
    o   Our stock price;
    o   Comparable companies;
    o   Contribution to our market valuation and overall business prospects.

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

9.  PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

                                                                March 31,
                                                      -----------------------------
                                                          2004             2003
                                                      ------------     ------------
    Furniture and fixtures .........................  $    315,384     $    308,777
    Computers, and other office equipment ..........     1,058,966        1,083,960
    Capitalized equipment leases ...................        48,037           74,370
    Leasehold improvements .........................       131,098          120,059
    Purchased software .............................       289,638          321,742
                                                      ------------     ------------
                                                         1,843,123        1,908,908
    Less accumulated depreciation and amortization..    (1,694,303)      (1,566,294)
                                                      ------------     ------------
                                                      $    148,820     $    342,614
                                                      ============     ============

Depreciation and amortization expense related to the above assets was $201,181 and $313,595 for the fiscal years ended March 31, 2004 and 2003, respectively.

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

WARRANTS:
As of March 31, 2004, a total of 1,759,860 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

      EXERCISE PRICE
    NUMBER OF WARRANTS                  ($ / SHARE)              EXPIRATION DATE
    ------------------                  -----------              ---------------
          300,000                          2.375                    12/1/2004
           99,504                           6.50                     2/8/2005
          800,000                          30.00                     7/7/2005
           30,000                          18.00                     8/2/2005
          530,356                         0.8625                    1/14/2009


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

Activity for stock options under the 1996 Stock Option Incentive Plan for the years ended March 31, 2004, 2003 and 2002 is as follows:

                                  SHARES                                           WEIGHTED
                                AVAILABLE        NUMBER OF          PRICE           AVERAGE
                                FOR GRANT         OPTIONS         PER SHARE      EXERCISE PRICE
                              -------------    -------------    -------------    -------------
Balances, March 31, 2001*            52,521        3,043,717   $0.56 - $20.00         $3.02
Authorized                          845,000               --               --            --
Granted                          (4,543,680)       4,543,680    $0.67 - $7.00         $1.02
Canceled                          4,016,441       (4,016,441)  $0.56 - $20.00         $2.68
Exercised                                --           (8,302)   $1.28 - $1.63         $1.40
                              -------------    -------------    -------------    -------------

Balances, March 31, 2002*           370,282        3,562,654    $0.67 - $5.44         $0.86
Authorized                          855,000               --               --            --
Granted                          (4,997,530)       4,997,530    $0.14 - $0.66         $0.25
Canceled                          5,419,879       (5,419,879)   $0.15 - $5.44         $0.55
Exercised                                --               --               --            --
                              -------------    -------------    -------------    -------------

Balances, March 31, 2003*         1,647,631        3,140,305    $0.14 - $2.01         $0.31
Authorized                               --
Granted                          (1,719,000)       1,719,000    $0.12 - $1.00         $0.61
Canceled                            723,021         (723,021)   $0.14 - $2.01         $0.94
Exercised                                --         (727,949)   $0.15 - $1.00         $0.28
                              -------------    -------------    -------------    -------------

Balances, March 31, 2004            651,652        3,408,335    $0.12 - $0.95         $0.33
                              -------------    -------------    -------------    -------------

The weighted average fair value of those options granted during the years ended March 31, 2004, 2003 and 2002 was $0.38, $0.29 and $1.09, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 1,735,513, 1,962,864 and 1,268,477 shares were exercisable with a weighted average exercise price of $0.16, $0.30 and $0.80 at March 31, 2004, 2003 and 2002, respectively.

The following table summarizes the stock options outstanding at March 31, 2004:

                    OPTIONS OUTSTANDING                              CURRENTLY EXERCISABLE
-------------------------------------------------------------      ---------------------------
                                      WEIGHTED
                                      AVERAGE        WEIGHTED                         WEIGHTED
                       NUMBER        REMAINING       AVERAGE          NUMBER          AVERAGE
   RANGE OF        OUTSTANDING AT   CONTRACTUAL      EXERCISE      EXERCISABLE AT     EXERCISE
EXERCISE PRICE     MARCH 31, 2004      LIFE           PRICE        MARCH 31, 2004      PRICE
--------------     --------------   -----------      --------      --------------     --------
$0.00 - $0.15          720,668          6.9            $0.15            456,500         $0.15
$0.16 - $0.20        1,286,000          6.0            $0.17          1,276,624         $0.17
$0.21 - $0.50          650,000          9.1            $0.37                  0         $0.00
$0.51 - $0.80          527,667          9.0            $0.72              2,389         $0.76
$0.81 - $1.00          224,000          8.7            $0.83                  0         $0.00
                     3,408,335          7.4            $0.33          1,735,513         $0.16

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

Two customers accounted for 23% of our revenues for the fiscal year ended March 31, 2003. One customer accounted for 17% of revenues, and a second customer accounted for 6% of revenues. None of these customers accounted for any significant accounts receivable at March 31, 2003.

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

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years. For the fiscal year ended March 31, 2004, interest rates used are the approximate Treasury rate of 2.51%. The expected volatility was 89% - 173%. The expense is recognized over the term of the agreement or when the services have been performed.

17. OTHER INCOME
Other income (expense) consists of the following items:

                                                                  YEAR ENDED MARCH 31,
                                                     ----------------------------------------------
DESCRIPTION                                              2004             2003             2002
-----------                                          ------------     ------------     ------------
Owners fee on sales of technology                    $         --     $ (1,176,750)    $ (1,569,000)
Interest on note from sales of technology                      --        1,176,750        1,569,000
Amortization of technology advances                            --          206,724          306,908
Cancellation of sales of technology contracts                  --          628,927               --
Miscellaneous income (expense)                             11,450          112,422           (7,645)
                                                     ------------     ------------     ------------
Total other income                                   $     11,450     $    948,073     $    299,263
                                                     ============     ============     ============

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

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2004:

              FEDERAL                     STATE
     -------------------------  ------------------------
        BALANCE     EXPIRATION    BALANCE     EXPIRATION
     -------------  ----------  -----------   ----------
     $   2,729,703     2012     $ 1,453,582       2005
         3,219,423     2013       4,298,379       2011
         4,429,411     2019       3,294,278       2012
         3,684,281     2020       1,378,267       2013
         9,313,338     2021         992,596       2014
         8,036,642     2022     -----------
         3,835,266     2023     $11,417,102
         1,654,326     2024     ===========
     -------------
     $  36,902,390
     =============

At March 31, 2004, we have approximately $3,704,000 in Canadian net operating loss carryforwards that expire from 2006 through 2013.

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

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changed during this fiscal year by $1,170,000 and by $2,109,000 in fiscal year 2003, and by $2,161,000 in fiscal year 2002.

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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                                 YEAR ENDED MARCH 31,
                                                   ----------------------------------------------
                                                       2004             2003             2002
                                                   ------------     ------------     ------------
Basic EPS:
     Loss from continuing operations               $ (2,357,519)    $ (3,157,234)    $(11,249,054)
     Income (loss) from discontinued
     operations (including gain from disposals)         105,834         (275,116)      (7,195,424)
     Net loss                                      $ (2,251,685)    $ (3,432,350)    $(18,444,478)
                                                   ============     ============     ============
     Weighted average common shares outstanding      20,604,458       18,039,262       16,975,660
                                                   ------------     ------------     ------------
Basic EPS from continuing operations               $      (0.11)    $      (0.17)    $      (0.66)
                                                   ============     ============     ============
Basic EPS from discontinued operations             $       0.00     $      (0.02)    $      (0.43)
                                                   ============     ============     ============
Basic EPS                                          $      (0.11)    $      (0.19)    $      (1.09)
                                                   ============     ============     ============

Diluted EPS:
     Loss from continuing operations               $ (2,357,519)    $ (3,157,234)    $(11,249,054)
     Income (loss) from discontinued
     operations (including gain from disposals)         105,834         (275,116)      (7,195,424)
     Net loss                                      $ (2,251,685)    $ (3,432,350)    $(18,444,478)
                                                   ============     ============     ============
     Weighted average common shares outstanding      20,604,458       18,039,262       16,975,660

     Convertible preferred                                   --               --               --
     Warrants                                                --               --               --
     Stock options                                           --               --               --
     Total shares                                    20,604,458       18,039,262       16,975,660
                                                   ------------     ------------     ------------
Diluted EPS from continuing operations             $      (0.11)    $      (0.17)    $      (0.66)
                                                   ============     ============     ============
Diluted EPS from discontinued operations           $       0.00     $      (0.02)    $      (0.43)
                                                   ============     ============     ============
Diluted EPS                                        $      (0.11)    $      (0.19)    $      (1.09)
                                                   ============     ============     ============

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

Rental expense was $124,917 in fiscal 2004, $187,388 in fiscal 2003 and $548,354 in fiscal 2002.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:


2005.....................     $  52,153
2006.....................        26,044
2007.....................        27,440
2008.....................         6,976
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

25.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                QUARTER          QUARTER          QUARTER          QUARTER           YEAR
                                 ENDED            ENDED            ENDED            ENDED            ENDED
                                  JUNE          SEPTEMBER         DECEMBER          MARCH            MARCH
                                30, 2003         30, 2003         31, 2003         31, 2004         31, 2004
                              -----------      -----------      -----------      -----------      -----------
Revenue from continuing
operations                    $   353,662      $   373,172      $   283,846      $   327,693      $ 1,338,373

Gross profit from
continuing operations             271,274          310,048          204,448          228,755        1,014,525

Net loss                         (672,708)      (1,156,077)         (71,516)        (351,384)      (2,251,685)

Net loss per common share
basic and diluted             $     (0.03)     $     (0.06)     $     (0.00)     $     (0.02)     $     (0.11)



                                QUARTER          QUARTER          QUARTER          QUARTER           YEAR
                                 ENDED            ENDED            ENDED            ENDED            ENDED
                                  JUNE          SEPTEMBER         DECEMBER          MARCH            MARCH
                                30, 2002         30, 2002         31, 2002         31, 2003         31, 2003
                              -----------      -----------      -----------      -----------      -----------
Revenue from continuing
operations                    $   359,979      $   295,188      $   350,445      $   333,578      $ 1,339,190

Gross profit from
continuing operations             288,269          186,544          279,699          232,393          986,905

Net loss                       (1,034,557)      (1,229,151)        (571,943)        (596,699)      (3,432,350)

Net loss per common share
basic and diluted             $     (0.06)     $     (0.07)     $     (0.03)     $     (0.03)     $     (0.19)

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

27.  VALUATION AND QUALIFYING ACCOUNTS

                                                                                                   REDUCTION
                                                                                                    AGAINST
                               BALANCE AT                        CHARGED TO       CHARGED TO        BALANCE         BALANCE AT
                                MARCH 31,        ACQUIRED         COST OF         OPERATING          SHEET           MARCH 31,
                                  2001           BALANCES        GOODS SOLD        EXPENSES         ACCOUNT            2002
                              -----------      -----------      -----------      -----------      -----------      -----------
Allowance for doubtful
accounts                      $    35,967      $        --      $        --      $    (4,265)     $   (26,702)     $     5,000


                                                                                                   REDUCTION
                                                                                                    AGAINST
                               BALANCE AT                        CHARGED TO       CHARGED TO        BALANCE         BALANCE AT
                                MARCH 31,        ACQUIRED         COST OF         OPERATING          SHEET           MARCH 31,
                                  2002           BALANCES        GOODS SOLD        EXPENSES         ACCOUNT            2002
                              -----------      -----------      -----------      -----------      -----------      -----------
Allowance for doubtful
accounts                      $     5,000               --               --      $     5,590      $    (4,500)     $     6,090


                                                                                                   REDUCTION
                                                                                                    AGAINST
                               BALANCE AT                        CHARGED TO       CHARGED TO        BALANCE         BALANCE AT
                                MARCH 31,        ACQUIRED         COST OF         OPERATING          SHEET           MARCH 31,
                                  2003           BALANCES        GOODS SOLD        EXPENSES         ACCOUNT            2002
                              -----------      -----------      -----------      -----------      -----------      -----------
Allowance for doubtful
accounts                      $     6,090               --               --               --      $    (6,090)              --

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JUNE 30, 2004                          SEMOTUS SOLUTIONS, INC.


                                             BY: /S/ ANTHONY N. LAPINE
                                                 -------------------------
                                                 ANTHONY N. LAPINE
                                                 CHIEF EXECUTIVE OFFICER
                                                 AND CHAIRMAN OF THE BOARD


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        SIGNATURE                      TITLE                    DATE
        ---------                      -----                    ----

/S/ ANTHONY N. LAPINE
------------------------       CHIEF EXECUTIVE OFFICER       JUNE 30, 2004
ANTHONY N. LAPINE              AND CHAIRMAN OF THE BOARD


/S/ CHARLES K. DARGAN II
------------------------       CHIEF FINANCIAL OFFICER,      JUNE 30, 2004
CHARLES K. DARGAN II           TREASURER


/S/ MARK WILLIAMS
------------------------       DIRECTOR                      JUNE 30, 2004
MARK WILLIAMS


/S/ LAURENCE MURRAY
------------------------       DIRECTOR                      JUNE 30, 2004
LAURENCE MURRAY


/S/ ROBERT LANZ
------------------------       DIRECTOR AND CHAIRMAN         JUNE 30, 2004
ROBERT LANZ                    OF THE AUDIT COMMITTEE