Form 10QSB
period 2004-06-30
SEMOTUS SOLUTIONS INC
filed 2004-08-06
CIK 832370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [_]

There were 22,702,469 shares of the Registrant's Common Stock outstanding as of July 26, 2004.

Transitional Small Business Disclosure Format: Yes [_] No [X]

SEMOTUS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10QSB

FOR THE QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004	March 31, 2004
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 1,663,838	$ 1,717,052
Trade receivables (net of allowance for doubtful accounts of $0.00 at June 30, 2004 and at March 31, 2004)	195,136	191,945
Prepaid expenses and other current assets	51,672	63,972
	------------	------------
Total current assets	1,910,646	1,972,969

Property and equipment, net	111,594	148,820
Goodwill, net	1,430,141	1,430,141
	------------	------------
Total assets	$ 3,452,381	$ 3,551,930
	============	============
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 166,021	$ 75,413
Accrued vacation	70,089	57,663
Other accrued liabilities	35,335	25,642
Deferred revenue	132,480	131,756
	------------	------------
Total current liabilities	403,925	290,474
	------------	------------
Total liabilities	403,925	290,474
	------------	------------

Commitments and contingencies (Note 7)

	------------	------------
SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized: 50,000,000 shares; issued and outstanding: 22,702,469 at June 30, 2004 and 22,687,469 at March 31, 2004	227,025	226,875
Additional paid-in capital	67,703,796	68,235,881
Accumulated other comprehensive loss	(83,837)	(74,328)
Notes receivable -- related parties	--	(13,498)
Accumulated deficit	(64,798,528)	(65,113,474)
	------------	------------
Total shareholders' equity	3,048,456	3,261,456
	------------	------------
Total liabilities and shareholders' equity	$ 3,452,381	$ 3,551,930

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months June	Ended 30,
	2004	2003
Revenues	$ 440,574	$ 353,662

Cost of revenues	68,420	82,388
	------------	------------
Gross profit	372,154	271,274

Operating expenses:
(Exclusive of depreciation and amortization and stock, option and warrant expense)
Research and development	125,265	161,676
Sales and marketing	184,145	187,288
General and administrative	245,176	253,603
Depreciation and amortization	35,976	54,958
Stock, option and warrant expense	(531,932)	378,650
	------------	------------
Total operating expenses	58,630	1,036,175
	------------	------------
Operating income (loss) from continuing operations	313,524	(764,901)

Other income (loss)	1,435	(3,529)
	------------	------------

Income (loss) from continuing operations	314,959	(768,430)
Income (loss) from discontinued operations	--	95,726
	------------	------------
Net income (loss)	314,959	(672,704)
Other comprehensive income (loss) -- Translation adjustment	(9,508)	14,973
	------------	------------
Comprehensive income (loss)	$ 305,451	$ (657,731)
	============	============
Net income (loss) per common share:
Basic	$ 0.01	$ (0.03)
Diluted	$ 0.01	$ (0.03)

Weighted average shares outstanding:
Basic	22,692,579	19,730,808
Diluted	23,949,441	19,730,808
	============	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months June	Ended 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 314,959	$ (672,704)
Income (loss) from discontinued operations	--	(95,726)
	------------	------------
Income (loss) from continuing operations	314,959	(768,430)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	35,976	54,958
Compensation expense related to stock, stock options and warrants issued for services	(531,932)	378,650
Amortization of notes receivable, net	14,731	18,940
Net gain from sale of assets	--	(3,615)
Non-cash settlement of liabilities	--	(5,543)

Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts and other receivables	(3,191)	(45,509)
Prepaid expenses and other assets	12,300	(4,489)
Accounts payable	90,608	12,879
Accrued expenses and other current liabilities	22,118	(22,947)
Deferred revenue	725	29,629
Net working capital provided by discontinued operations	--	91,292
	------------	------------
Net cash used in operating activities	(43,706)	(264,185)
	------------	------------
Cash flows from investing activities:	--	--
	------------	------------
Cash flows from financing activities:
Repayments of notes payable	--	(18,299)
Repayments of capital lease obligations	--	(3,256)
Proceeds from exercise of options and warrants	--	52,281
Net cash used in discontinued operations	--	(6,122)
	------------	------------
Net cash provided by (used in) financing activities	--	24,604
	------------	------------
Effect of exchange rate changes on cash	(9,508)	14,973
	------------	-----------
Net decrease in cash and cash equivalents	(53,214)	(224,608)
Cash and cash equivalents, beginning of period	1,717,052	1,969,910
	------------	------------
Cash and cash equivalents, end of period	$ 1,663,838	$ 1,745,302
	============	============

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Three Months June	Ended 30,
	2004	2003
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$ 405	$ 5,473
	=============	=============
Cash paid for income taxes	$ 2,400	$ --
	=============	============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Additional non-cash purchase consideration paid to shareholder of Cross Communications, Inc. pursuant to the third year share price guarantee and settlement of the Merger Agreement	$ --	$ 30,815
	=============	=============
Non-cash compensation expense (reversal) due to variable accounting for repriced stock options	$ (555,191)	$ 347,835
	=============	============

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended June 30, 2004 and 2003 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.

The condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Simkin, Inc. The other following subsidiaries have been closed or sold or are in discontinued operations: Wares on the Web, Inc. (Wares), Five Star Advantage, Inc. (Five Star), WizShop.com, Inc. (WizShop) and Application Design Associates, Inc. (ADA). One subsidiary, Cross Communications, Inc. was merged with and into Semotus Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent.

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

4. STOCK-BASED COMPENSATION

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

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, our net loss in fiscal quarters ended June 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months	Ended
	June	30,
	2004	2003
Net income (loss), as reported	$ 314,959	$ (672,704)
(Less) add: Total stock-based employee compensation expense (reversal) determined under intrinsic value based method for all awards and variable accounting for repriced options	(555,191)	347,835
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(38,853)	(31,139)

Pro forma net loss	$ (279,085)	$ (356,008)

Net income (loss) per share:
Basic - as reported	$ 0.01	$ (0.03)
Basic -- pro forma	$ (0.01)	$ (0.02)
Diluted -- as reported	$ 0.01	$ (0.03)
Diluted -- pro forma	$ (0.01)	$ (0.02)

The above pro forma disclosures are not expected to be representative of the effects on reported net income (loss) for future years.

5. EARNINGS PER SHARE (EPS) DISCLOSURES:

In accordance with SFAS No. 128 "Earnings Per Share" (EPS), we report Basic and Diluted EPS as follows: Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended June 30, 2004 and 2003, 3,957,985 potential shares and 4,456,157 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. DISCONTINUED OPERATIONS.

As part of our Centralization and Consolidation Plan, which was largely completed by March 31, 2003, WizShop.com, Inc.'s ("WizShop") operations were discontinued as of September 30, 2003, as it was not expected to make a significant contribution to our future profitability. WizShop did not have any additional contracts for its online software marketing business, the last of which was completed as of March 31, 2003.

In accordance with SFAS 144, the operations of WizShop were recorded as a discontinued operation, and in the three months ended June 30, 2003, the net income from discontinued operations of $95,726 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement.

7. COMMITMENTS AND CONTINGENCIES:

Effective October 23, 2002 our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on June 30, 2004 from the closing stock price on March 31, 2004 resulted in an offset of $555,191 to the compensation expense to be recognized in the three months ended June 30, 2004; however, a compensation expense in the amount of $347,835 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three months ended June 30, 2003. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

8. SEGMENT INFORMATION

After the Consolidation and Centralization Plan was largely completed by March 31, 2003, we determined that our ongoing operations were in one segment, wireless and mobile enterprise software. Our products consist mainly of the Global Market Pro family of products and the Hiplink family of products. Utilizing the definitions described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the nature of the products and services are all similar. Accordingly, starting in the fiscal year ended March 31, 2004, we have been reporting the single line of business of wireless and mobile enterprise software.

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

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2004.

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

We had a net income of $314,959 and $0.01 per share in the three months ended June 30, 2004, as compared to a net loss of $672,704 and $0.03 per share in the three months ended June 30, 2003. Additionally, the overall cash decline was reduced to $53,214 from $224,608 in the three months ended June 30, 2004 versus 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

Revenues for the three months ended June 30, 2004 increased 25% to $440,574, as compared to $353,662 for the three months ended June 30, 2003. This is due to increased sales from both the GMP family of products and the Hiplink family of products. The increase is largely due to the increased IT spending by corporate customers as the technology industry begins its recovery. Customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 84% in the three months ended June 30, 2004 from 77% in the same period ended June 30, 2003. The increase is the result of continuing improvements in operating efficiencies and in the reduction of costs for the mobile enterprise software products. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.,

OPERATING EXPENSES

Operating expenses declined overall in the three month period ended June 30, 2004 versus the same period in the last fiscal year, mainly due to a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting, as well as due to increased operating efficiencies which have reduced operating expenses in all areas of the firm, including research and development, sales and marketing and general and administrative cost centers. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

	Three Months Ended June 30,
Description --------------------------------	2004 ------------------	2003 -------------------
Research and development	$ 125,265	$ 161,676
Sales and marketing	184,145	187,288
General and administrative	245,176	253,603
Depreciation and amortization	35,976	54,958
Stock, option and warrant expense	(531,932)	378,650
	------------------	------------------
Total	$ 58,630	$ 1,036,175

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs declined during the three months ended June 30, 2004, as operating functions were further consolidated.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three months ended June 30, 2004 versus 2003 is as a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. An offset of $555,191 to the compensation expense was required to be recognized in the three months ended June 30, 2004. $347,835 in compensation expense was required to be recognized in the three months ended June 30, 2003. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation for the three months ended June 30, 2003 is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc. and restricted stock grants to consultants.

COMPREHENSIVE LOSS

The comprehensive income of $305,451 or $0.01 per share for the three months ended June 30, 2004, compared to the comprehensive loss of $657,731 or $0.03 per share for the three months ended June 30, 2003, respectively, is a result of a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting and, , as a result of increased sales and the continued operating improvements of better efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The overall decrease in our cash position is due to improvements in reducing our operating losses. Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products although increased sales and cost reductions have reduced the overall cash loss by 76% for the three month period ended June 30, 2004 versus 2003. The sources and uses of cash are summarized as follows (unaudited):

Three Months Ended June 30,
	2004 --------------------	2003 -------------------
Cash used in operating activities	$ (43,706)	$ (264,185)
Cash used in investing activities	--	--
Cash provided by (used in) financing activities	--	24,604
Effect of exchange rate changes on cash	(9,508)	14,973
	---------------------	----------------------
Net decrease in cash and cash equivalents	$ (53,214) =============	$ (224,608) =============

Cash used in operating activities from continuing operations consisted principally of a net income of $314,959 and $35,976 of depreciation and amortization offset by a non-cash reversal of compensation expense of $531,932. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $90,608, an increase in other accrued liabilities of $22,218 and a decrease in prepaid assets of $12,300.

There was no cash used in investing activities for the three months ended June 30, 2004

There was no cash used in or provided by financing activities.

As of June 30, 2004, we had cash and cash equivalents amounting to $1,663,838, a decrease of $53,214 from the balance at March 31, 2004. Working capital decreased to $1,506,721 at June 30, 2004 from $1,682,495 at the fiscal 2004 year end. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at June 30, 2004.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended March 31, 2004. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2004, we had cash and cash equivalents of $1,663,838. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

We have no notes payable at June 30, 2004.

We have a permanent engineering operation in Vancouver, B.C., Canada, and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At June 30, 2004, the cumulative translation loss was $83,837. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and as of June 30, 2004 there has been a small decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we would seek to limit or hedge the exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of our most recently completed fiscal quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. First, it should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals. Further, in designing and evaluating the disclosure controls and procedures, Semotus and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis, information required to be disclosed in the reports the Company files under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the Quarter ended June 30, 2004, we issued 15,000 shares of our common stock to suppliers of services.

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

31.1 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N. LaPine.

31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.

32.1 Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.

32.2 Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.

b) Reports on Form 8-K:

The Company filed three Current Reports on Form 8-K during this quarter. On May 6, 2004 a Form 8-K was filed with respect to our recent stock volatility. On July 6, 2004 a Form 8-K was filed with respect to our financial results for the year ended March 31, 2004. On July 15, 2004 a Form 8-K was filed with respect to changes in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMOTUS SOLUTIONS, INC.

Date: August 6, 2004 By: /s/ Anthony N. LaPine

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

1. I have reviewed this quarterly report on Form 10QSB of Semotus Solutions, Inc.;

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

Date: August 6, 2004

/s/ Anthony N. LaPine ---------------------------- Anthony N. LaPine President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Semotus Solutions, Inc.;

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

Date: August 6, 2004

/s/ Charles K. Dargan, II -------------------------------- Charles K. Dargan, II Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Semotus Solutions, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-QSB"), I, Anthony N. LaPine, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: August 6, 2004 /S/ ANTHONY N. LAPINE ------------------------------- ANTHONY N. LAPINE CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Semotus Solutions, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-QSB"), I, Charles K. Dargan, II, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED: August 6, 2004 /S/ CHARLES K. DARGAN, II ------------------------------ CHARLES K. DARGAN, II CHIEF FINANCIAL OFFICER

End of Filing