Form 10QSB
period 2004-09-30
SEMOTUS SOLUTIONS INC
filed 2004-11-10
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

Yes [X] No [_]

There were 22,785,846 shares of the Registrant's Common Stock outstanding as of October 25, 2004.

          Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
 -------------------------------------------------------------------------------

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

     a. Condensed Consolidated Balance Sheets as of
        September 30, 2004 and March 31, 2004                                 3

     b. Condensed Consolidated Statements of Operations and
        Comprehensive Loss for the three and six months ended
        September 30, 2004 and 2003                                           4

     c. Condensed Consolidated Statements of Cash Flows for
        the six months ended September 30, 2004 and 2003                      5

     d. Notes to the Condensed Consolidated Financial Statements              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           14

ITEM 4. CONTROLS AND PROCEDURES                                              14



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                    14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

ITEM 5. OTHER INFORMATION                                                    15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15



SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    SEPTEMBER 30,    MARCH 31,
                                                         2004          2004
                                                    ------------   ------------
CURRENT ASSETS:                                      (unaudited)

Cash and cash equivalents                             $1,519,522     $1,717,052

Trade receivables (net of allowance for
  doubtful accounts of $0.00 at September 30,
  2004 and March 31, 2004)                               229,440        191,945

Prepaid expenses and other current assets                 42,943         63,972
                                                    ------------   ------------
          Total current assets                         1,791,905      1,972,969


Property and equipment, net                               76,481        148,820

Goodwill, net                                          1,430,141      1,430,141
                                                    ------------   ------------
          Total assets                                $3,298,527     $3,551,930
                                                    ============   ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                   $ 185,595       $ 75,413
    Accrued vacation                                      76,555         57,663
    Other accrued liabilities                             51,746         25,642
    Deferred revenue                                     137,036        131,756
                                                    ------------   ------------
       Total current liabilities                         450,932        290,474
                                                    ------------   ------------
       Total liabilities                                 450,932        290,474
                                                    ------------   ------------

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
  50,000,000 shares; issued and outstanding:
  22,785,846 at September 30, 2004 and
  22,687,469 at March 31, 2004                           227,858        226,875

Additional paid-in capital                            67,649,779     68,235,881

Accumulated other comprehensive loss                     (75,618)       (74,328)

Notes receivable - related parties                           --         (13,498)

Accumulated deficit                                  (64,954,424)   (65,113,474)
                                                    ------------   ------------
       Total shareholders' equity                      2,847,595      3,261,456
                                                    ------------   ------------
       Total liabilities and shareholders' equity     $3,298,527     $3,551,930
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                             ---------------------------   ---------------------------
                                                 2004           2003           2004           2003
                                             ------------   ------------   ------------   ------------
Revenues                                     $    457,562   $    373,172   $    898,137   $    726,834
Cost of revenues                                   75,319         63,124        143,739        145,512
                                             ------------   ------------   ------------   ------------
Gross profit                                      382,243        310,048        754,398        581,322

Operating expenses:
    Research and development                      129,715        150,955        254,979        312,632
    Sales and marketing                           221,828        159,000        405,973        346,288
    General and administrative                    213,994        200,325        459,170        453,931
    Depreciation and amortization                  37,337         53,308         73,313        108,266
    Stock, option and warrant expense             (61,190)       914,727       (593,121)     1,293,377
                                             ------------   ------------   ------------   ------------
    Total operating expenses                      541,684      1,478,315        600,314      2,514,494
                                             ------------   ------------   ------------   ------------

Operating income (loss) from
  continuing operations                          (159,441)    (1,168,267)       154,084     (1,933,172)

Other income (loss)                                 3,532          2,082          4,966         (1,447)
                                             ------------   ------------   ------------   ------------
    Income (loss) from continuing
      operations                                 (155,909)    (1,166,185)       159,050     (1,934,619)
    Income (loss) from discontinued
      operations                                                  10,108                       105,834
                                             ------------   ------------   ------------   ------------
Net income (loss)                                (155,909)    (1,156,077)       159,050     (1,828,785)

Other comprehensive income (loss) -
  Translation adjustment                            8,219            294         (1,290)        15,267
                                             ------------   ------------   ------------   ------------
Comprehensive income (loss)                  $   (147,690)  $ (1,155,783)  $    157,760   $ (1,813,518)
                                             ============   ============   ============   ============

Net income (loss) per common share:
    Basic                                       $ (0.01)       $ (0.06)       $  0.01        $ (0.09)

    Diluted                                     $ (0.01)       $ (0.06)       $  0.01        $ (0.09)

Weighted average shares outstanding:
    Basic                                      22,743,965     20,225,139     22,718,412     19,980,964
    Diluted                                    22,743,965     20,225,139     23,713,647     19,980,964
                                             ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,

                                                        2004           2003
                                                    ------------   ------------
Cash flows from operating activities:

  Net income (loss)                                 $    159,050   $ (1,828,785)
    Income from discontinued operations                                (105,834)
                                                    ------------   ------------
    Income (loss) from continuing operations             159,050     (1,934,619)

Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
    Depreciation and amortization                         73,313        108,266
    Compensation expense related to stock, stock
      options and warrants issued for services          (593,121)     1,293,377
    Amortization of notes receivable, net                 14,731         38,213
    Net gain from sale of assets                                         (3,616)
    Non-cash settlement of liabilities                                   44,580


Changes in assets and liabilities net of acquired
  assets and liabilities due to acquisitions:
    Accounts and other receivables                       (37,495)       (45,223)
    Prepaid expenses and other assets                     21,030         (5,027)
    Accounts payable                                     110,182       (151,239)
    Accrued expenses and other current liabilities        44,996         24,227
    Deferred revenue                                       5,280         29,947
                                                    ------------   ------------

  Net cash used in operating activities                 (202,034)      (601,114)
                                                    ------------   ------------

Cash flows from investing activities:                        --             --
                                                    ------------   ------------

Cash flows from financing activities:
  Repayments of notes payable                                           (34,299)
  Repayments of capital lease obligations                                (6,476)
  Proceeds from exercise of options and warrants           8,007        124,778
  Net cash used in discontinued operations                               77,572
                                                    ------------   ------------

  Net cash provided by (used in) financing
    activities                                             8,007        161,575
                                                    ------------   ------------

  Effect of exchange rate changes on cash                 (3,503)        15,267
                                                    ------------   ------------

  Net decrease in cash and cash equivalents             (197,530)      (424,272)

  Cash and cash equivalents, beginning of period       1,717,052      1,969,910
                                                    ------------   ------------

  Cash and cash equivalents, end of period          $  1,519,522   $  1,545,638
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                              $        405   $      7,296
                                                    ============   ============

Cash paid for income taxes                          $      2,400   $        --
                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Additional non-cash purchase consideration
  paid to shareholder of Cross Communications,
  Inc. pursuant to the third year share price
  guarantee and settlement of the Merger
  Agreement                                         $        --    $     30,815
                                                    ============   ============

Non-cash compensation expense (reversal) due
  to variable accounting for repriced stock
  options                                           $   (634,693)  $  1,262,562
                                                    ============   ============

Common stock issued for liabilities                 $        --    $     44,580
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

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended September 30, 2004 and 2003 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.


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

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, our net income (loss) in fiscal quarters ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         SEPTEMBER 30              SEPTEMBER 30,
--------------------------------------------------- ----------------------- -------------------------
                                                       2004         2003        2004          2003
--------------------------------------------------- ---------- ------------ ------------ ------------
Net income (loss), as reported                      $(155,909) $(1,156,077) $   159,050  $(1,828,785)
--------------------------------------------------- ---------- ------------ ------------ ------------
(Less) add: Total stock-based employee
compensation expense (reversal) determined under
intrinsic value based method for all awards and
variable accounting for repriced options              (79,502)     914,727     (634,693)   1,262,562
--------------------------------------------------- ---------- ------------ ------------ ------------
Deduct: Total stock-based employee compensation
expense determined under fair value based method      (19,368)     (95,103)     (58,221)    (126,242)
for all awards
--------------------------------------------------- ---------- ------------ ------------ ------------
Pro forma net loss                                  $(254,779) $  (336,453) $  (533,864) $  (692,465)
--------------------------------------------------- ---------- ------------ ------------ ------------

--------------------------------------------------- ---------- ------------ ------------ ------------
Net income (loss) per share:
--------------------------------------------------- ---------- ------------ ------------ ------------
Basic - as reported                                  $  (0.01)   $  (0.06)     $  0.01     $  (0.09)
--------------------------------------------------- ---------- ------------ ------------ ------------
Basic - pro forma                                    $  (0.01)   $  (0.02)     $ (0.02)    $  (0.03)
--------------------------------------------------- ---------- ------------ ------------ ------------
Diluted - as reported                                $  (0.01)   $  (0.06)     $  0.01     $  (0.09)
--------------------------------------------------- ---------- ------------ ------------ ------------
Diluted - pro forma                                  $  (0.01)   $  (0.02)     $ (0.02)    $  (0.03)
--------------------------------------------------- ---------- ------------ ------------ ------------

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

For the three and six months ended September 30, 2004, 5,166,450 and 4,145,279 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. For the three and six months ended September 30, 2003, 4,357,479 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

In accordance with SFAS 144, the operations of WizShop were recorded as a discontinued operation, and in the three months and six months ended September 30, 2003, the net income from discontinued operations of $10,108 and $105,834 respectively, is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement.

7. COMMITMENTS AND CONTINGENCIES:

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the repricing date) and an exercise price of $0.17 per share (110% of the fair market value at the date of repricing) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on September 30, 2004 from the closing stock price on March 31, 2004 resulted in an offset of $79,502 and $634,693 to the compensation expense to be recognized in the three months and six months ended September 30, 2004; however, a compensation expense in the amount of $914,727 and $1,262,562 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three months and six months ended September 30, 2003. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

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

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates. The consistent application of such critical accounting policies fairly depicts our financial condition and results of operations for all periods presented.

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

We had a net loss of $(155,909) and $(0.01) per share in the three months ended September 30, 2004, as compared to a net loss of $(1,156,077)and $(0.06) per share in the three months ended September 30, 2003. Also, we had net income of $ 159,050 and $0.01 per share in the six months ended September 30, 2004, as compared to a net loss of $(1,828,785) or $(0.09) per share for the six months ended September 30, 2003. Additionally, the overall cash decline was reduced to $197,530 from $424,272 in the six months ended September 30, 2004 versus 2003.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

Revenues increased 23% to $457,562 and 24% to $898,137 respectively, for the three and six months ended September 30, 2004. Revenues were $373,172 and $726,834, respectively, for the three and six months ended September 30, 2003.

The increase in revenue for the three and six months ended September 30, 2004 as compared to 2003 is largely due to increased sales from both the GMP family of products and the Hiplink family of products, resulting in part from increased IT spending by corporate customers as the technology industry continues its recovery. Customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased slightly to 84% from 83% in the three months ended September 30, 2004 and 2003. The gross profit margin increased to 84% from 80% in the six months ended September 30, 2004 versus 2003. The increase is the result of continuing improvements in operating efficiencies and in the reduction of costs for the mobile enterprise software products. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES

Operating expenses declined overall in the three and six months ended September 30, 2004 versus the same periods in the prior fiscal year, mainly due to a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting, as well as due to increased operating efficiencies which have reduced the level of operating expenses. The Company is increasing its spending in sales and marketing by hiring new sales staff to take advantage of the increased IT spending by corporations. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses over the periods indicated (unaudited):

------------------------------- -----------------------------------------------
                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
------------------------------- ----------------------   ----------------------
DESCRIPTION                        2004        2003         2004        2003
------------------------------- ---------   ----------   ---------   ----------
Research and development        $ 129,715   $  150,955   $ 254,979   $  312,632
Sales and marketing               221,828      159,000     405,973      346,288
General and administrative        213,994      200,325     459,170      453,931
Depreciation and amortization      37,337       55,308      73,313      108,266
Stock, option and warrant
  expense                         (61,190)     914,727   (593,121)    1,293,377
                                ---------   ----------   ---------   ----------
Total                           $ 541,684   $1,478,315   $ 600,314   $2,514,494
                                =========   ==========   =========   ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. Much of the development work for the Global Market Pro and HiplinkXS product lines have been completed, which has reduced research and development expenses. Remaining engineering costs are production projects for existing products and services.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have recently increased as the Company has hired new sales staff to take advantage of increased technology spending by corporations.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs increased slightly during the three and six months ended September 30, 2004.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and six months ended September 30, 2004 versus 2003 is a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

Stock, options and warrant expense consists largely of non-cash charges for compensation from grants of stocks, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. An offset of $ 79,502 and $634,693 to the compensation expense was required to be recognized in the three and six months ended September 30, 2004, respectively. $914,727 and $1,262,562, respectively in compensation expense was required to be recognized in the three and six months ended September 30, 2003. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation for the three and six months ended September 30, 2003 is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc. and restricted stock grants to consultants.

COMPREHENSIVE LOSS

The comprehensive loss of $(147,690) or $(0.01) per share and comprehensive income of $157,760 or $0.01 per share for the three and six months ended September 30, 2004, respectively, compared to the comprehensive loss of $(1,155,783) or $(0.06) per share, and $(1,813,518) or $(0.09) per share for the three and six months ended September 30, 2003, respectively, is a result of a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting, and as a result of increased sales and the continued operating improvements from better efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products as well as new sales staff, although increased sales and cost reductions have reduced the overall cash loss by 53% for the six months ended September 30, 2004 versus 2003. The sources and uses of cash are summarized as follows (unaudited):


                                                    SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                               2004                    2003

Cash used in operating activities              $   (202,034)    $   (601,114)
Cash used in investing activities                       --               --
Cash provided by  financing activities                8,007          161,575
Effect of exchange rate changes on cash              (3,503)          15,267
                                               ------------     ------------
Net decrease in cash and cash equivalents      $   (197,530)    $   (424,272)
                                               ============     ============


Cash used in operating activities from continuing operations consisted principally of operating costs of $254,979 for research and development, $405,973 for sales and marketing and $459,170 for general and administrative offset by the gross profit of $754,398. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $110,182, an increase in other accrued liabilities of

$44,996 and a decrease in prepaid assets of $21,030. In the six months ended September 30, 2003, cash used in operating acitivites consisted principally of operating costs of $312,632 for research and development, $346,288 for sales and marketing and $453,931 for general and administrative offset by the gross profit of $581,322. Other operating activities that contributed to the use of cash were $147,315 in the net change of current assets and current liabilities. This largely resulted from decreases in accounts payable $151,239 offset somewhat by increases in accrued liabilities and deferred revenue of $24,227 and $29,947 respectively, and an increase in accounts receivable of $45,223.

There was no cash used in investing activities for either of the six months ended September 30, 2004 and September 30, 2003.

There was $8,007 in cash provided by financing activities for the six months ended September 30, 2004, all of which was from the exercise of stock options. In the six months ended September 30, 2003, Cash flows from financing activities produced a net increase in cash of $161,575, of which $84,003 resulted primarily from the exercise of stock options, offset slightly from repayments on notes payable and capital leases and $77,572 resulted from net cash provided by discontinued operations of WizShop, Inc.

As of September 30, 2004, we had cash and cash equivalents amounting to $1,519,522, a decrease of $197,530 from the balance at March 31, 2004. Working capital decreased to $1,340,973 at September 30, 2004 from $1,682,495 at the fiscal 2004 year end. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at September 30, 2004.

Management believes that it has adequate working capital for the next 12 months.


RECENT PRONOUNCEMENTS:

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement clarifies and creates more consistent reporting of contracts as either derivatives or hybrid financial instruments. The Statement is effective for contracts entered into or modified after June 30, 2003. We historically have not used derivatives or hedging instruments. Currently, we do have a small exposure to the Canadian - U.S. dollar exchange rate, but we have not deemed it necessary to hedge this exposure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2004, we had cash and cash equivalents of $1,519,522. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.
We have no notes payable at September 30, 2004.

We have a permanent engineering operation in Vancouver, B.C., Canada, and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At September 30, 2004, the cumulative translation loss was $75,618. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and as of September 30, 2004 there has been a small decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we would seek to limit or hedge the exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2004, we issued 30,000 shares of common stock with a value of $9200 to suppliers of services. With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuances were made without general solicitation or advertising. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 23, 2004, for the purpose of (1) electing four directors, and (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2005. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:


    DIRECTORS          VOTES FOR     % OF SHARES VOTED   VOTES WITHHELD
-----------------     ------------   -----------------   --------------
Anthony N. LaPine      17,903,382           98.8             219,938

Robert Lanz            17,922,363           98.9             200,957

Mark Williams          17,922,243           98.9             201,077

Laurence Murray        17,922,093           98.9             201,277


ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2005 was approved.


VOTES FOR    % OF SHARES VOTED    VOTES AGAINST    VOTES ABSTAINED
----------   -----------------    -------------    ---------------
18,038,704         99.5               33,620           50,996


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

   31.1    Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N.
           LaPine
   31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II
   32.1    Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine
   32.2    Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II


b) Reports on Form 8-K:

The Company filed three Current Reports on Form 8-K during this quarter. On July 6, 2004, a Form 8-K was filed with respect to our financial results for the year ended March 31, 2004. On July 15, 2004, a Form 8-K was filed with respect to a change in our certifying accountant. On August 10, 2004, a Form 8-K was filed with respect to our financial results for the first quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEMOTUS SOLUTIONS, INC.



DATE: NOVEMBER 10, 2004             BY: /S/ ANTHONY N. LAPINE
                                    ----------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT,  AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    --------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)