Form 10QSB
period 2004-12-31
SEMOTUS SOLUTIONS INC
filed 2005-02-07
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

                         COMMISSION FILE NUMBER: 1-15569

                            SEMOTUS SOLUTIONS, INC.
                            -----------------------
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

Yes [X] No [_]

There were 22,796,012 shares of the Registrant's Common Stock outstanding as of January 31, 2005.

          Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
 -------------------------------------------------------------------------------

                                                                          PAGE

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

a. Condensed Consolidated Balance Sheets as of
   December 31, 2004 and March 31, 2004                                     3

b. Condensed Consolidated Statements of Operations and
   Comprehensive Loss for the three and nine months ended
   December 31, 2004 and 2003                                               4

c. Condensed Consolidated Statements of Cash Flows for the
   nine months ended December 31, 2004 and 2003                             5

d. Notes to the Condensed Consolidated Financial Statements                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13

ITEM 4. CONTROLS AND PROCEDURES                                            13


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                  13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

ITEM 5. OTHER INFORMATION                                                  13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                 15

CERTIFICATIONS                                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,     March 31,
                                      ASSETS                         2004           2004
                                                                 -----------    -----------
CURRENT ASSETS:                                                  (unaudited)
  Cash and cash equivalents                                      $ 1,432,725    $ 1,717,052
  Trade receivables (net of allowance for
    doubtful accounts of $0.00 at December
    31, 2004 and March 31, 2004)                                     235,894        191,945
  Prepaid expenses and other current assets                           31,118         63,972
                                                                 -----------    -----------
          Total current assets                                     1,699,737      1,972,969

Property and equipment, net                                           53,113        148,820

Goodwill, net                                                      1,430,140      1,430,141
                                                                 -----------    -----------
          Total assets                                           $ 3,182,990     $3,551,930
                                                                 ===========    ===========

                        LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                             $   134,446    $    75,413
    Accrued vacation                                                  50,613         57,663
    Accrued wages payable                                             41,850            --
    Bank line of credit (Note 6)                                      50,000            --
    Other accrued liabilities                                         53,435         25,642
    Deferred revenue                                                 149,055        131,756
                                                                 -----------    -----------
          Total current liabilities                                  479,399        290,474
                                                                 -----------    -----------
          Total liabilities                                          479,399        290,474
                                                                 -----------    -----------

Commitments and contingencies (Note 8)
                                                                 -----------    -----------

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
 50,000,000 shares; issued and outstanding:
 22,785,846 at December 31, 2004 and
 22,687,469 at March 31, 2004                                        227,859        226,875

Additional paid-in capital                                        68,341,566     68,235,881
Accumulated other comprehensive loss                                 (71,114)       (74,328)
Notes receivable - related parties                                       --         (13,498)
Accumulated deficit                                              (65,794,720)   (65,113,474)
                                                                 -----------    -----------
           Total shareholders' equity                              2,703,591      3,261,456
                                                                 -----------    -----------
           Total liabilities and shareholders' equity            $ 3,182,990    $ 3,551,930
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                       December 31,                    December 31,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Revenues                                       $    466,952    $    283,846    $  1,365,088    $  1,010,680

Cost of revenues                                     75,334          79,398         221,074         225,257
                                               ------------    ------------    ------------    ------------
Gross profit                                        391,618         204,448       1,144,014         785,423

Operating expenses:

    Research and development                        137,134         121,783         392,114         434,413
    Sales and marketing                             204,914         166,431         610,887         512,715
    General and administrative                      172,816         249,050         629,975         702,982
    Depreciation and amortization                    24,384          51,269          97,696         159,187
    Stock, option and warrant expense               691,791        (280,054)         98,670       1,013,323
                                               ------------    ------------    ------------    ------------
    Total operating expenses                      1,231,039         308,479       1,829,342       2,822,620
                                               ------------    ------------    ------------    ------------
      Operating income (loss)                      (839,421)       (104,031)       (685,328)     (2,037,197)

Other income (loss)                                    (885)         32,515           4,082          31,068
                                               ------------    ------------    ------------    ------------
Net income (loss) from continuing operations       (840,306)        (71,516)       (681,246)     (2,006,129)
Income from discontinued operations                    --              --              --           105,834
                                               ------------    ------------    ------------    ------------
Net income (loss)                                  (840,306)        (71,516)       (681,246)     (1,900,295)

Other comprehensive income (loss) -
Translation adjustment
                                                      4,504           4,897           3,214          20,164
                                               ------------    ------------    ------------    ------------
Comprehensive income (loss)                    $   (835,802)   $    (66,619)   $   (678,032)   $ (1,880,131)
                                               ============    ============    ============    ============

Net income (loss) per common share:
    Basic                                      $      (0.04)   $      (0.00)   $      (0.03)   $      (0.09)
    Diluted                                    $      (0.04)   $      (0.00)   $      (0.03)   $      (0.09)

Weighted average shares outstanding:
    Basic                                        22,785,846      20,401,292      22,740,972      20,135,053
    Diluted                                      22,785,846      20,401,292      22,740,972      20,135,053
                                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                       December 31,
                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities:

   Net income (loss)                                           $  (681,246)   $(1,900,295)
   Income from discontinued operations                                --         (105,834)
                                                               -----------    -----------
Loss from continuing operations                                   (681,246)    (2,006,129)

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

      Depreciation and amortization                                 97,696        159,187
      Compensation expense related to stock, stock options
       and warrants issued for services                             98,670      1,013,323
      Amortization of notes receivable, net                         14,731         57,826
      Net gain from sale of assets                                    --           (3,616)
      Non-cash settlement of liabilities                              --           44,580

    Changes in assets and liabilities net of acquired assets
     and liabilities due to acquisitions:
      Accounts and other receivables                               (43,948)       (14,853)
      Prepaid expenses and other assets                             32,853          5,425
      Accounts payable                                              59,032       (126,857)
      Accrued expenses and other current liabilities                62,593         17,348
      Deferred revenue                                              17,299         44,759
                                                               -----------    -----------
   Net cash used in operating activities                          (342,320)      (809,007)
                                                               -----------    -----------
Cash flows from investing activities:                                 --             --
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from bank line of credit                                50,000           --
   Repayments of notes payable                                        --          (46,224)
   Repayments of capital lease obligations                            --          (10,120)
   Proceeds from exercise of options and warrants                    8,007        128,377
                                                               -----------    -----------
   Net cash provided by (used in) financing activities              58,007         72,033
                                                               -----------    -----------
   Effect of exchange rate changes on cash                             (14)        20,164
                                                               -----------    -----------
   Net cash provided by discontinued operations                       --           64,439
   Net decrease in cash and cash equivalents                      (284,327)      (652,371)
   Cash and cash equivalents, beginning of period                1,717,052      1,969,910
                                                               -----------    -----------
   Cash and cash equivalents, end of period                    $ 1,432,725    $ 1,317,539
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                   SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                       December 31,
                                                                   2004           2003
                                                               -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                         $     1,603    $     8,175
                                                               ===========    ===========

Cash paid for income taxes                                     $     4,874    $       --
                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH

INVESTING AND FINANCING ACTIVITIES:

Additional non-cash purchase consideration paid to
 shareholders of WizShop.com, Inc. pursuant to the
 Merger Agreement                                              $       --     $    30,815
                                                               ===========    ===========
Non-cash compensation expense (reversal) due to
 variable accounting for repriced stock options
                                                               $    49,381    $   947,850
                                                               ===========    ===========
Common stock issued for services                               $       --     $    34,658
                                                               ===========    ===========
Common stock issued for liabilities                            $       --     $    44,580
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

The condensed consolidated balance sheet as of December 31, 2004, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2004 and 2003 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

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

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, our net income (loss) in fiscal quarters ended December 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                        2004           2003           2004            2003
                                                     ----------     ----------     ----------     -----------
Net income (loss), as reported                       $ (840,306)    $  (71,516)    $ (681,246)    $(1,900,295)

(Less) add: Total stock-based employee
compensation expense (reversal) determined under
intrinsic value based method for all awards and
variable accounting for repriced options                684,074       (314,712)        49,381         947,850

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                          (25,116)      (100,195)       (83,337)       (250,564)

Pro forma net loss                                   $ (181,348)    $ (486,423)   $  (715,202)    $(1,203,009)

Net income (loss) per share:
Basic - as reported                                  $    (0.04)    $     0.00    $     (0.03)    $     (0.09)
Basic - pro forma                                    $    (0.01)    $    (0.02)   $     (0.03)    $     (0.06)
Diluted - as reported                                $    (0.04)    $     0.00    $     (0.03)    $     (0.09)
Diluted - pro forma                                  $    (0.01)    $    (0.02)   $     (0.03)    $     (0.06)

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

For the three and nine months ended December 31, 2004, 5,002,365 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. For the three and nine months ended December 31, 2003, 4,349,738 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT

On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. The outstanding amount under line of credit is $50,000, which is being used for working capital purposes. The maximum amount allowed to be advanced is 80% of our eligible accounts or $150,000, whichever is less. The line of credit has an interest rate of %0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit terminates on July 29, 2005, when all advances are immediately payable.

7. DISCONTINUED OPERATIONS

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

In accordance with SFAS 144, the operations of WizShop were recorded as a discontinued operation, and in the nine months ended December 31, 2003, the net income from discontinued operations of $105,834 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement.

8. COMMITMENTS AND CONTINGENCIES

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the repricing date) and an exercise price of $0.17 per share (110% of the fair market value at the date of repricing) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A compensation expense in the amount of $684,074 and $49,381 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three and nine month periods, respectively, ended December 31, 2004. A decrease in the closing stock price on December 31, 2003 from the closing stock price on September 30, 2003 resulted in an offset of $314,712 to the compensation expense to be recognized in the three months ended December 31, 2003; however, a compensation expense in the amount of $947,850 was required to be recognized to reflect the net increase in stock price over the repriced amount for the nine months ended December 31, 2003. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

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

We had a net loss of $840,306 and $0.04 per share in the three months ended December 31, 2004, as compared to a net loss of $71,516 and $0.00 per share in the three months ended December 31, 2003. Also, we had a net loss of $681,246 and $0.03 per share in the nine months ended December 31, 2004, as compared to a net loss of $1,900,295 or $0.09 per share for the nine months ended December 31, 2003. The difference in the net losses is due largely to the increase and decrease in the value of the repriced options. Additionally, the overall cash decline was reduced to $284,327 from $652,371 in the nine months ended December 31, 2004 versus 2003, due to improved operations and bank financing.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

Revenues increased 65% to $466,952 and 35% to $1,365,088, respectively, for the three and nine months ended December 31, 2004. Revenues were $283,846 and $1,010,680, respectively, for the three and nine months ended December 31, 2003.

The increase in revenue for the three and nine months ended December 31, 2004 as compared to 2003 is largely due to increased sales from both the GMP family of products and the Hiplink family of products, resulting in part from increased IT spending by corporate customers as the technology industry continues its recovery. Customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 84% from 72% in the three months ended December 31, 2004 and 2003. The gross profit margin increased to 84% from 78% in the nine months ended December 31, 2004 versus 2003. The increase is the result of continuing improvements in operating efficiencies and in the reduction of costs for the mobile enterprise software products. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES

In both the three and nine month periods for Dec 2004 versus 2003, the spending in operating expenses was approximately the same after eliminating the stock, option and warrant expense, except for the increase in the sales and marketing expense. The Company is increasing its spending in sales and marketing by hiring new sales staff to take advantage of the increased IT spending by corporations. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses over the periods indicated (unaudited):

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                          DECEMBER 31,             DECEMBER 31,
DESCRIPTION                            2004         2003        2004         2003
---------------------------------   ----------   ----------   ----------   ----------
Research and development            $  137,134   $  121,783   $  392,114   $  434,413
Sales and marketing                    204,914      166,431      610,887      512,715
General and administrative             172,816      249,050      629,975      702,982
Depreciation and amortization           24,384       51,269       97,696      159,187
Stock, option and warrant expense      691,791     (280,054)      98,670    1,013,323
                                    ----------   ----------   ----------   ----------
Total                               $1,231,039   $  308,479   $1,829,342   $2,822,620
                                    ==========   ==========   ==========   ==========

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs decreased slightly during the three and nine months ended December 31, 2004, due to the continual reduction in costs.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and nine months ended December 31, 2004 versus 2003 is a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

Stock, options and warrant expense consists largely of non-cash charges for compensation from grants of stocks, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. A compensation expense in the amount of $684,074 and $49,381 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three and nine month periods, respectively, ended December 31, 2004. A decrease in the closing stock price on December 31, 2003 from the closing stock price on September 30, 2003 resulted in an offset of $314,712 to the compensation expense to be recognized in the three months ended December 31, 2003; however, a compensation expense in the amount of $947,850 was required to be recognized to reflect the net increase in stock price over the repriced amount for the nine months ended December 31, 2003. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation for the three and nine months ended December 31, 2003 is due mainly to the compensation expense recorded for the October 2002 repriced stock options and to a lesser extent from the compensation expense for the settlement of the Merger Agreement with the shareholder of Cross Communications, Inc. and restricted stock grants to consultants.

COMPREHENSIVE LOSS

The increase in comprehensive loss of $835,802 or $0.04 per share for the three months ended December 31, 2004 compared to the comprehensive loss of $66,619 or $0.00 per share, for the three months ended December 31, 2003, respectively, is a result of a substantial increase to the stock, option and warrant compensation expense as a result of variable plan accounting. The decrease in comprehensive loss of and comprehensive income of $678,032 or $0.03 per share for the nine months ended December 31, 2004 compared to $1,880,131 or $0.09 per share for the nine months ended December 31, 2003 is as a result of a substantial offset to the stock, option and warrant compensation expense, and a result of increased sales and the continued operating improvements from better efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products as well as new sales staff, although increased sales and cost reductions have reduced the overall cash loss by 56% for the nine months ended December 31, 2004 versus 2003. The sources and uses of cash are summarized as follows (unaudited):


                                                      NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                    2004             2003
                                                -----------      -----------

Cash used in operating activities               $  (342,320)     $  (809,007)

Cash used in investing activities                       --               --

Cash provided by  financing activities               58,007           72,033

Effect of exchange rate changes on cash                 (14)          20,164

Net cash provided by (used in) discontinued
  operations                                            --            64,439
                                                -----------      -----------
Net decrease in cash and cash equivalents       $  (284,327)     $  (652,371)
                                                ===========      ===========

Cash used in operating activities from continuing operations consisted principally of operating costs of $392,114 for research and development, $610,887 for sales and marketing and $629,975 for general and administrative, offset by the gross profit of $1,144,014. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $59,032, an increase in other accrued liabilities of $62,593 and a decrease in prepaid assets of $32,853, offset by an increase in accounts receivable of $43,948. In the nine months ended December 31, 2003, cash used in operating activities from continuing operations consisted principally of operating costs of $434,413 for research and development, $512,715 for sales and marketing and $702,982 for general and administrative, offset by the gross profit of $785,423. Other operating activities that contributed to the use of cash were $74,178 in the net change of current assets and current liabilities. This largely resulted from decreases in accounts payable of $126,857 offset somewhat by increases in accrued liabilities and deferred revenue of $17,348 and $44,759, respectively.

There was no cash used in investing activities for either of the nine months ended December 31, 2004 and December 31, 2003.

Cash flows from financing activities for the nine months ended December 31, 2004 produced a net increase in cash of $58,007, consisting principally of $50,000 in proceeds from a bank line of credit, and $8,007 from proceeds from the exercise of stock options. Cash flows from financing activities for the nine months ended December 31, 2003 produced a net increase in cash of $72,033, which resulted primarily from the exercise of stock options, offset in part from repayments of notes payable and capital leases.

As of December 31, 2004, we had cash and cash equivalents amounting to $1,432,725, a decrease of $284,327 from the balance at March 31, 2004. Working capital decreased to $1,220,338 at December 31, 2004 from $1,682,495 at the fiscal 2004 year end. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. There are no material commitments for capital expenditures at December 31, 2004.

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

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2004, we had cash and cash equivalents of $1,432,725. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts. We have no notes payable at December 31, 2004.

We have a permanent engineering operation in Vancouver, B.C., Canada, and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At December 31, 2004, the cumulative translation loss was $71,114. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and as of December 31, 2004 there has been a small decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we would seek to limit or hedge the exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not issue any securities during the quarter ended December 31, 2004 which were not registered under the Securities Act of 1933, as amended.

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



                                    SEMOTUS SOLUTIONS, INC.





DATE: FEBRUARY 4, 2005              BY: /S/ ANTHONY N. LAPINE
                                    ------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT,  AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)