Form 10KSB
period 2005-03-31
SEMOTUS SOLUTIONS INC
filed 2005-06-13
CIK 832370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: MARCH 31, 2005

                         COMMISSION FILE NUMBER: 1-15569



                             SEMOTUS SOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                              36-3574355
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                 16400 LARK AVE., SUITE 230, LOS GATOS, CA 95032
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Issuer's telephone number:  (408) 358-7100



Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE                  AMERICAN STOCK EXCHANGE


Securities Registered Pursuant to Section 12(g) of the Act:   NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for its most recent fiscal year were $1,806,295.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 12, 2005 was $9,506,458.

     As of June 3, 2005, 24,603,048 shares of the issuer's Common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III of the Form 10-KSB.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and is therefore filing this Form with the reduced disclosure format.
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                      INDEX


                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1   Description of Business...........................................   3
ITEM 2   Description of Property...........................................  11
ITEM 3   Legal Proceedings.................................................  12
ITEM 4   Submission of Matters to a Vote of Security Holders...............  12

                                     PART II

ITEM 5   Market for Common Equity and Related Stockholder Matters..........  12
ITEM 6   Management's Discussion and Analysis or Plan of Operation.........  13
ITEM 7   Financial Statements..............................................  17
ITEM 8   Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure...............................  17
ITEM 8A  Controls and Procedures...........................................  17
ITEM 8B  Other Information.................................................  17

                                    PART III

ITEM 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act........  17
ITEM 10  Executive Compensation............................................  17
ITEM 11  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................  17
ITEM 12  Certain Relationships and Related Transactions....................  18
ITEM 13  Exhibits..........................................................  18
ITEM 14  Principal Accountant Fees and Services............................  19

SIGNATURES.................................................................  39

CERTIFICATIONS.............................................................  42


THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. WHEN USED HEREIN, WORDS SUCH AS "ANTICIPATE", "BELIEVE", "ESTIMATE", "INTEND", "MAY", "WILL", "CONTINUE" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO SEMOTUS SOLUTIONS, INC. ("WE", "OUR", "SEMOTUS" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. SEMOTUS UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY
Semotus(R) Solutions, Inc. ("We" or "Our"), is a leading provider of software for wireless enterprise applications. Our software connects employees wirelessly to critical business systems, information and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and the HipLinkXS family of software and services. Our software provides mobility and convenience, increases efficiency, and improves profitability.

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

We currently have two wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Expand Beyond Corporation ("Expand Beyond"). The other following subsidiaries have been closed or sold or are in discontinued operations: Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. Two other subsidiaries, Cross Communications, Inc. and Simkin, Inc. were merged with and into Semotus. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of Semotus. Operations of Expand Beyond consist mainly of sales of software products and professional services and support of existing software applications. Expand Beyond's products and services further enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS software products.

COMPANY INTERNET SITE AND AVAILABILITY OF SEC FILINGS. Our corporate Internet site is www.semotus.com. We make available on that site our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission. The filings can be found in the Investor Relations section of our site, and are available free of charge. In addition to our web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Information on our Internet site is not part of this Form 10-KSB.

SIGNIFICANT EVENTS
On March 28, 2005 we completed an acquisition of Expand Beyond Corporation. Semotus Solutions, Inc. acquired 100% of the issued and outstanding capital stock of Expand Beyond Corporation for 1,910,961 shares of Semotus Solutions' common stock on March 28, 2005 pursuant to a Merger Agreement entered into on March 24, 2005. The shareholders of XB have a right to contingent purchase consideration based upon operating performance of Expand Beyond for which a maximum total of 2,089,039 additional shares of Semotus common stock may be issued at the first and/or second annual anniversary of the close of the acquisition should certain revenue targets be met. In connection with the acquisition, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $45,786, of which $10,000 was paid in cash and the balance was paid by the issuance of 42,944 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products.

BUSINESS OF ISSUER
Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Description of Business" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis or Plan of Operation."

THE SEMOTUS STRATEGY
Our focus is on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. .We focus our enterprise wireless application software strategy in target markets where there are significant growth opportunities and an existing strong customer base that is adopting mobile and wireless technology. Customer penetration and product acceptance are paramount to our formula. While we continue to improve and maintain our market leading technology, we mold our products for market acceptance. Through strong customer relationships and market knowledge, we blend our technology into readily identifiable and sellable products and services.

TARGET MARKETS
Enterprises are adopting mobile and wireless software solutions in order to increase their employees' productivity and customer satisfaction. Our technology can service any enterprise in any market segment. We have chosen to focus in two areas that we believe project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. Those two target markets are: (i) wireless financial services with the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and (ii) enterprise wireless messaging and communications with the HipLinkXS family of software and services.

Wireless Financial Services: Mobile and wireless software services, handheld devices, and financial management applications are now standard on the floors of stock exchanges. Wireless data delivery can put the individual traders one step ahead of the market, decreasing their transaction time and giving them a competitive advantage. It is for this reason that Semotus developed Global Market Pro ("GMP") with J.P. Morgan Chase in 1999. Global Market Pro is an advanced wireless application designed specifically for traders and financial professionals in the global capital, derivative and foreign exchange markets. Equity Market Pro was developed from the GMP platform and is designed for equity traders and salesmen who have a real-time need for equity market information. A new product, Futures Market Pro, was also developed from the GMP platform and is designed for futures traders and other people who have a real-time need for futures market information. Equity Market Pro and Futures Market Pro services are marketed to major financial institutions, similar to GMP. These applications provide the flexibility for a user to request additional information or change requirements and set-up at any time from the Internet or the user's wireless device.

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

SERVICES AND PRODUCTS
During the fiscal year ended March 31, 2005, we offered our services and products in two target markets within the enterprise application software market: (i) wireless financial services and software, and (ii) wireless messaging and communications software.

Enterprise Application Software:
Enterprise application software connects employees to critical business systems, information, and processes. It helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles through the immediate access to mission critical information in a mobile environment. We create mobile and wireless information products by customizing and delivering actionable and time sensitive information whenever that information is most valuable to the customer. Our services and applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. We provide two different types of wireless solutions: (i) ASP-based, where we host and manage the information on our servers and (ii) premise-based where we install and engineer the software and information on our customers' servers.

Wireless Financial Services and Software
Global Market Pro(TM) ("GMP") is a wireless application designed for traders and financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. This application is being marketed to the trading and professional finance industry, where it is highly adaptable to a variety of wireless platforms. In addition, GMP is capable of advanced customization based on the unique preferences of each individual.

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

Equity Market Pro(TM) ("EMP") is an enterprise application built for the institutional equity trader using the GMP financial platform. We developed EMP with the same customization capability and are deploying EMP using our over-the-air-programming (OTAP) technology. EMP is designed for the secure delivery of real-time financial information and news. EMP features Dow Jones News Service(SM) as its premier news source. Market data for EMP is sourced from Reuters and GovPX.

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

Futures Market Pro(TM) ("FMP") is a dynamic wireless financial application that gives financial professionals instant access to real-time futures and equities data. FMP, like EMP and GMP, can be customized to individual information needs. FMP monitors the market for events on any contract or stock, and creates and tracks custom watch lists. Alerts can be set on futures, securities or indices so that a user is notified when the market moves. Other features include snap quotes, time and sales info, watch lists, charts, news from Dow Jones and Comtex, built in portfolios, customized alerts, corporate profiles, symbol lookup and an OTAP application loader.

Legacy Financial Consumer Products. We continue to offer a suite of wireless financial consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Our current line of financial consumer products is mostly comprised of QuoteXpress(R), CompanyNewsX and CommodityXpress(TM).

Wireless Messaging and Communications Software
Hiplink(TM)XS Family. As part of our expanding enterprise application technology and product offerings, we launched a newly upgraded Hiplink product called HipLinkXS in July of 2001. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. Some examples of applications that HipLinkXS can easily integrate with, working as the critical event notification component, include: NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

HipLinkXS products also have sophisticated voice and two-way messaging capabilities that can turn a wireless device literally into a remote control, allowing the user access to the designated computer network anytime, anywhere. Users can send messages and request a response back from the receiver, with the ability to trigger server processes based on the response from the two-way device. HipLinkXS supports virtually any wireless device for secure, reliable, two-way communications via a single integration point, providing turnkey access to wireless carriers around the world. With the acquisition of Expand Beyond, and its patented XBanywhere framework, we will be able to develop additional web-based wireless software applications faster than traditional embedded development methods such as J2ME and .NET.

The HipLinkXS solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. The software functions in the mission critical environment of enterprise messaging including wireless applications for network management messaging and monitoring, field work force communications, help desk operations and Internet messaging and monitoring. Currently, the HipLinkXS Family of products includes: HipLinkXS Desktop Messaging; HipLinkXS Application Messaging; RemLinkXS; IQLinkXS; OpenLinkXS; QuickLinkXS.

Expand Beyond Products. Through the acquisition of Expand Beyond Corporation, we acquired a number of additional wireless messaging and communications software applications, including PocketDBA and PocketAdmin. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers. This solves the vulnerabilities of relying on on-call staff, which may require 30 to 40 minutes to relocate to the home or office, by giving them the tools to respond immediately from the field. A range of products allow for the secure real-time management of Oracle, SQL Server, Teradata, Windows Active Directory, Exchange, servers and more from mobile devices including BlackBerry, Palm, Pocket PC, laptops, smartphones, and desktops.

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

CUSTOMERS
We have a very diversified customer list. Although we have many customers utilizing our mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting
Policies: Revenue Recognition". Two customers accounted for 19% of our revenues for the fiscal year ended March 31, 2005. One customer accounted for 13% and the second customer accounted for 6%. One of these customers accounted for 7% of our accounts receivable at March 31, 2005.

REVENUE AND LONG-LIVED ASSETS
Almost all of our revenue is generated in the United States through our Los Gatos, California office, and most of our fixed assets are located in the Los Gatos, California office.

VENDORS
We maintain strong relationships with all of the major telecommunications carriers, content providers and wireless hardware manufacturers that are applicable to our wireless software application products and services. We are not dependent upon any one carrier, content provider or hardware manufacturer for our business.

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

RESEARCH AND DEVELOPMENT
We maintain our research and development operations in Vancouver, B.C., Canada. As of March 31, 2005, we employed 6 persons and contracted with 2 independent consultants in research and development and engineering. We find it advantageous to have our research and development activities in Vancouver due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $525,930 and $563,602, respectively, in the years ended March 31, 2005 and 2004, respectively.

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

To date, we have federally registered certain of our trademarks. "Semotus", "QuoteXpress", "MailXpress", "Net2Wireless" and "Simkin" are registered trademarks of ours. In addition, we have applied for federal registration of other marks. However, we may not be successful in obtaining the service marks and trademarks for which we have applied. In December 2003, we sold the rights to most of our issued patents and patent applications, but we retained a nonexclusive worldwide right to make, use and sell any products covered by these patents that we sold. We retained patent #5875436 "Virtual Transcription System" and a patent application related to our financial data services software. Additionally, we now own 2 patents and 3 patent applications through the acquisition of Expand Beyond Corporation. However, future patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

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

EMPLOYEES
At March 31, 2005, we had 22 full-time employees and 1 part-time employee, approximately 12 of whom were engaged in sales and marketing, 5 in finance and administration, and 6 in engineering. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

                                  RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISK FACTORS PARTICULAR TO SEMOTUS

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.
We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $65,767,527..

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

WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES. Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and messaging software industries is intense, and finding and retaining qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is increasingly difficult to hire and retain these persons. We have a written employment agreement with Anthony N. LaPine, the Company's Chairman, CEO and President, and Ari Kaplan, President of Expand Beyond Corporation, a wholly owned subsidiary of Semotus. We do not have employment agreements with any other officer or employee. If we lose the services of Mr. LaPine or any other officer or key employee, such as Pamela LaPine, Tali Durant or Charles K. Dargan, we may not be able to manage or operate our business successfully and achieve our business objectives.

WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL, AND WE MAY NOT BE ABLE TO RECRUIT OR RETAIN SUCH EMPLOYEES IF WE DO NOT RECEIVE BOARD AND SHAREHOLDER APPROVAL TO ADOPT A NEW EQUITY INCENTIVE PLAN. One of the components to our compensation and benefits package that we currently offer new and existing employees is stock options under our 1996 Stock Option Plan. This Plan is going to expire in June of 2006, and although we plan to attempt to adopt a new equity incentive plan, we may not receive board and shareholder approval to adopt a new equity incentive plan. We may not be able to recruit or retain key employees if we do not have a new equity incentive plan in place.

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

ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, OR INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.
Our existing wireless data software and services are dependent on real-time, continuous feeds from outside third parties. The ability of our subscribers to obtain data or make wireless transactions through our software and service requires timely and uninterrupted connections with our wireless network carriers. Any significant disruption in the feeds or wireless carriers could result in delays in our subscribers' ability to receive information or execute wireless transactions. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, insurrection or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES. In designing, developing and supporting our wireless data software and services, we rely on wireless carriers, wireless handheld device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services.

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

RISK FACTORS RELATED TO OUR INDUSTRY

THE MARKET FOR WIRELESS DATA SOFTWARE APPLICATIONS AND SERVICES IS HIGHLY UNCERTAIN AND WE MAY NOT BE ABLE TO SELL ENOUGH OF OUR SOFTWARE OR SERVICES TO BECOME PROFITABLE. The market for wireless data software and services is still emerging and continued growth in demand for and acceptance of these software applications and services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. Our competitors may develop alternative wireless data communications systems that gain broader market acceptance than our systems. If the market for our software and services does not grow or grows more slowly than we currently anticipate, we may not be able to attract enough customers for our software and services, and our revenues, business, financial condition and operating results would be adversely affected.

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

OUR ABILITY TO SELL NEW AND EXISTING SOFTWARE AND SERVICES AT A PROFIT COULD BE IMPAIRED BY COMPETITORS. Intense competition could develop in the market for the software and services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include: wireless network carriers such as Verizon Wireless, Cingular, Sprint PCS, TMobile, Nextel and AT&T Wireless; wireless device manufacturers, such as Palm, Motorola, Good Technology and RIM; software developers such as Microsoft Corporation; and systems integrators such as IBM. Most of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the software and services we provide in which subscribers may not be required to pay for the information provided by our software and services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

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

RISK FACTORS RELATED TO OUR STOCK PRICE

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK BY OUR MAJOR STOCKHOLDERS AND OTHERS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the price of our common stock. As of March 31, 2005, Anthony N. LaPine, our President and Chief Executive Officer and Chairman of the Board, beneficially owned 2,844,000 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price of our common stock. In addition, as of March 31, 2005, we have granted and have outstanding 3,408,818 options, with 2,569,868 of those immediately exercisable, to purchase our common shares in accordance with our 1996 Stock Option Plan. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

In addition, as part of the acquisition of Expand Beyond Corporation, we agreed to file a registration statement with the Securities and

Exchange Commission by no later than July 30, 2005 to qualify the resale of up to 1,910,961 shares of common stock issued to the Expand Beyond shareholders, as well as approximately 100,000 additional shares of common stock issued to various individuals and entities throughout the year. If this registration statement is declared effective by the Securities and Exchange Commission, we are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

ITEM 2. DESCRIPTION OF PROPERTY.
Our corporate headquarters are located in Los Gatos, California. The accounting and legal departments, as well as a portion of our marketing, sales, and customer support departments, are housed at this location. This facility is approximately 2,000 square feet, and is under a month to month lease with a monthly rental expense of $4,704. Semotus Systems Corp., a Semotus subsidiary which houses our engineering and research and development group, is located in Vancouver, British Columbia, Canada, where it occupies a facility of approximately 2,437 square feet. This lease expires on June 30, 2007, and has a monthly rental expense of $2,843 Canadian dollars.

Expand Beyond Corporation, a Semotus subsidiary, is located in Chicago, Illinois, where it occupies a facility of approximately 3,920 square feet, under a lease which expires on November 30, 2005 and has a monthly rental expense of $5,383.

We believe that the existing facilities will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3. LEGAL PROCEEDINGS.
We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock is traded on the American Stock Exchange ("AMEX") under the symbol "DLK".

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

     -----------------------------------------------------------------
                                                    HIGH       LOW
     ------------------------------------------- ---------- ----------
     FISCAL YEAR ENDED MARCH 31, 2004
     ------------------------------------------- ---------- ----------
        Quarter ended June 30, 2003               $   0.68   $   0.10
     ------------------------------------------- ---------- ----------
        Quarter ended September 30, 2003          $   1.39   $   0.36
     ------------------------------------------- ---------- ----------
        Quarter ended December 31, 2003           $   0.94   $   0.65
     ------------------------------------------- ---------- ----------
        Quarter ended March 31, 2004              $   0.94   $   0.53
     ------------------------------------------- ---------- ----------
     FISCAL YEAR ENDED MARCH 31, 2005
     ------------------------------------------- ---------- ----------
        Quarter ended June 30, 2004               $   0.31   $   0.28
     ------------------------------------------- ---------- ----------
        Quarter ended September 30, 2004          $   0.24   $   0.23
     ------------------------------------------- ---------- ----------
        Quarter ended December 31, 2004           $   0.68   $   0.60
     ------------------------------------------- ---------- ----------
        Quarter ended March 31, 2005              $   0.42   $   0.39
     -----------------------------------------------------------------

(b) Holders. As of March 31, 2005, we had approximately 450 shareholders of record. We believe that in excess of 7,000 beneficial owners hold shares of our common stock in depository or nominee form.

(c) Dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized For Issuance Under Equity Compensation Plans. The information required by this Item will be included in our Proxy Statement for the Annual Meeting of Shareholders to be held in September 2005 under the caption "Executive Compensation - Summary Information Concerning Stock Option Plans," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated herein by reference.

Recent Sales of Unregistered Securities. During the quarter ended March 31, 2005 we issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

In connection with the acquisition of Expand Beyond, we issued 1,910,961 shares of common stock on March 28, 2005 to Expand Beyond's shareholders. 10% of these shares (191,096) are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. We may also issue additional shares over the following two years, pursuant to an earn-out arrangement as defined in the Merger Agreement with Expand Beyond. As part of the employment of Mr. Ari Kaplan as President of Expand Beyond, we issued Mr. Kaplan warrants to purchase up to 400,000 shares of common stock at an exercise price equal to $0.37 per share, which was the closing price on his date of hire, March 28, 2005, vesting over a three year period and having a ten year term. In connection with the acquisition of Expand Beyond, Semotus also issued 42,944 shares of common stock to Bathgate Capital Partners, LLC. In addition, during the quarter ended March 31, 2005, we issued a total of 5,000 shares to various suppliers of services.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

OVERVIEW
Through fiscal year 2004 to present, we have focused on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. Through the acquisition of Expand Beyond Corporation, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products.

Management believes that it has adequate working capital for the next 12 months.

CRITICAL ACCOUNTING POLICIES
The critical accounting policies are revenue recognition, cost allocation to revenue and valuation of intangible assets.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Expand Beyond Corporation ("Expand Beyond"). The other following subsidiaries have been closed or sold and are now in discontinued operations:
Wares on the Web, Inc. (Wares), Five Star Advantage, Inc. (Five Star), WizShop.com, Inc. (WizShop) and Application Design Associates, Inc. (ADA). Two subsidiaries, Cross Communications, Inc. and Simkin, Inc. were merged with and into Semotus Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. Expand Beyond generates revenues from the sales of products and services.

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

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill, but instead will assess potential future impairments of such intangible assets and goodwill by performing impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets and goodwill in relation to the carrying value of the assets. Management has determined that the goodwill of $1,860,162 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's software applications.

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

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

All financial results for the fiscal year ended March 31, 2004 have also been restated for the discontinued operations of WizShop.

REVENUES

Revenues for the years ended March 31, 2005 and 2004 were $1,806,295 and $1,338,373, respectively, an increase of 35%, due to an overall recovery in the economy and increased technology capital spending. We have also increased our sales force, which has helped our marketing efforts and enhanced our sales.

COST OF REVENUES AND GROSS MARGIN

The gross profit margin increased by 4% to 80% for the fiscal year ended March 31, 2005, due to the fact that we are continuing to increase our sales in our enterprise application software and wireless financial software and services, which have a high gross profit margin, and we continue to be more efficient in all of our business operations, which improved gross and operating margins.

OPERATING EXPENSES

Operating expenses decreased by 38% in the fiscal year ended March 31, 2005 versus 2004, largely due to the reversal of the stock option expense, and also due to a reduction in the general and administrative expenses.

We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. For the fiscal years ended March 31, 2005 and 2004, there were not any impairment charges from continuing operations. The table below summarizes the changes in these categories of operating expenses during the past three fiscal years:

-----------------------------------------------------------------------
                                               YEAR ENDED MARCH 31,
---------------------------------------------------------------------
DESCRIPTION                                    2005           2004
-----------                                    ----           ----
---------------------------------------------------------------------
Research and development                   $  525,930     $  563,602
---------------------------------------------------------------------
Sales and marketing                           869,328        725,114
---------------------------------------------------------------------
General and administrative                    839,077        963,790
---------------------------------------------------------------------
Depreciation and amortization                 119,812        201,181
---------------------------------------------------------------------
Stock, option and warrant expense           (248,997)        952,473
---------------------------------------------------------------------
Totals                                     $2,105,150     $3,406,160
---------------------------------------------------------------------

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are principally for the development of updates to existing products, such as Futures Market Pro, Equity Market Pro and Global Market Pro, and for releases of new versions of our enterprise application products, HiplinkXS, OpenLink, IQLink and RemLink. These expenses have declined because the major development work for these products has been completed.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased principally due to an increase in our marketing efforts and hiring of more sales personnel.

General and administrative expenses include senior management, accounting, legal and consulting expenses. This category also includes the costs associated with being a publicly traded company, including the costs of being listed on the American Stock Exchange, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs declined as personnel and offices were reduced and operating functions were consolidated. We have also continued to improve our efficiency in operations and have maintained overhead cost controls.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The decline in this expense is due to the fact that there were few acquisitions of property, and equipment in fiscal year 2005 and that the existing property and equipment is reaching the end of its depreciable life.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services. Such services include financial, marketing and public relations consulting. The decrease in non-cash charges for compensation in fiscal 2005 is due to the reversal of the stock option expense which was initially expensed under the variable plan requirements of APB 25.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25 that requires us to record compensation expense for changes in the fair value of our common stock. An offset of $334,018 to the compensation expense was required to be recognized in the fiscal year ended March 31, 2005 to reflect the net decrease in stock price over the repriced amount for the twelve months ended March 31, 2005. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES
Non-operating income and expenses are primarily made up of interest income from invested cash and a note receivable, interest expense from a note payable and retired bank lines of credit and miscellaneous gains and losses from sales of non-operating assets.

Non-operating income, net of expenses, decreased in the year ended March 31, 2005 versus 2004, due to the fact that miscellaneous income was higher in fiscal year 2004 due to a one time sale of some of our patents and there was no interest income in fiscal year 2005.

COMPREHENSIVE LOSS
The decrease by 70% in the comprehensive loss for the fiscal year ended March 31, 2005 to ($659,427) or ($0.03) per share from ($2,232,707) or $(0.11) per share for the fiscal year ended March 31, 2004 was due to increased sales, a continued improvement in our overall operating efficiency and reduction in overhead expenses and due to the reversal of the repriced stock option expense.

LIQUIDITY AND CAPITAL RESOURCES
Our cash flow use at March 31, 2005, was largely due to the cash used in operations offset by the cash received from the acquisition of Expand Beyond Corporation. In the year ended March 31, 2004, cash flow was enhanced by the private placement financing and exercise of stock options.

The sources and uses of cash are summarized as follows:
--------------------------------------------------------------------------------
                                                        YEAR ENDED MARCH 31,
------------------------------------------------------ ----------- -------------
                                                           2005          2004
                                                           ----          ----
------------------------------------------------------ ----------- -------------
Net cash used in operating activities                   $(676,618)  $(1,384,378)
------------------------------------------------------ ----------- -------------
Net cash provided by (used in) investing activities       399,319            --
------------------------------------------------------ ----------- -------------
Net cash provided by (used in) financing activities        11,366     1,112,542
------------------------------------------------------ ----------- -------------
Effect of exchange rate changes on cash                   (15,873)       18,978
------------------------------------------------------ ----------- -------------
Net decrease in cash and cash equivalents                (281,806)     (252,858)
--------------------------------------------------------------------------------

Cash used in operating activities at March 31, 2005 consisted principally of a net loss of $654,053 derived from gross profits of $1,443,132 offset by operating expenses of $2,105,150. Operating activities that contributed cash were a decline of $42,933 in prepaid expenses and an increase in accounts payable of $45,991 and accrued expenses of $20,895. This was offset slightly by the increase in accounts receivable of $21,744.

Cash used in operating activities at March 31, 2004 consisted principally of a net loss of $2,251,685 derived mainly from a gross profit of $1,014,525 offset by operating expenses of $3,406,160. Other operating activities that used cash were accounts payable and accrued liabilities in the amounts of $296,978 and $40,345, respectively.

During the fiscal year ended March 31, 2005, cash flows from investing activities produced a net increase in cash of $399,319. This resulted from cash acquired in the Expand Beyond acquisition. During the fiscal year ended March 31, 2004, there was no cash used in or provided by investing activities.

During the fiscal year ended March 31, 2005, $11,366 in net cash was produced, from the exercise of stock options and warrants. Cash flows from financing activities during the fiscal year ended March 31, 2004 produced a net increase in cash of $1,112,542. This resulted from net proceeds from a private placement of $977,474, and from the proceeds from the exercise of stock options and warrants for $211,583. This was offset slightly by the repayments of notes payable and capital leases by $56,224 and $20,291, respectively.

The effect of exchange rate changes in cash has been due to the changes in the Canadian and United States dollar exchange rate. The net effect has not been material.

As of March 31, 2005, we had cash and cash equivalents of $1,435,246, a decrease of $281,806 from the prior fiscal year. As of March 31, 2004, we had cash and cash equivalents of $1,717,052, a decrease of $252,858 from the prior year.

The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

During the fiscal year ended March 31, 2005, we elected to repay our bank line of credit of $50,000. In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. There were no material commitments for capital expenditures at March 31, 2004 and we have no future capital lease payments. Operating lease expenses were $120,969 in fiscal 2005 and will be $71,278 in fiscal year 2006.

The following table discloses our contractual commitments for future periods. Long term commitments are comprised solely of operating leases (See Note 16).

                  ---------------------------------
                  YEAR ENDING MARCH 31,
                  --------------------- -----------
                           2006             71,278
                  --------------------- -----------
                           2007             29,722
                  --------------------- -----------
                           2008              7,556
                  --------------------- -----------
                           2009                --
                  --------------------- -----------
                                          $108,557
                                          ========
                  ---------------------------------

At March 31, 2005 and 2004, we had a deferred tax asset of approximately $15,030,000 and $15,032,000, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of this asset, a 100% valuation allowance has been established.

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

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods beginning after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

ITEM 7. FINANCIAL STATEMENTS.

(a)(1) FINANCIAL STATEMENTS
The following financial statements required by this item are submitted in a separate section beginning on page 21 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2005 and 2004 Consolidated Statements of Shareholders' Equity for the years ended March 31, 2005 and 2004 Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A. CONTROLS AND PROCEDURES.
Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. First, it should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals. Further, in designing and evaluating the disclosure controls and procedures, Semotus and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis, information required to be disclosed in the reports the Company files under the Exchange Act.

The CEO and CFO note that, since our last evaluation of internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.
None.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated by reference into this Item.

ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated by reference into this Item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated by reference into this Item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated by reference into this Item.

ITEM 13.  EXHIBITS.

----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER                              DESCRIPTION                                                       LOCATION
--------  ---------------------------------------------------------------------  -------------------------------------------------
   2.1    Merger Agreement by and among Semotus Solutions, Inc., Semotus         Incorporated by reference to Exhibit 2.1 to the
          Acquisition, Inc and Expand Beyond Corporation dated  March 24, 2005.  Registrant's Form 8-K filed March 30, 2005
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.1    Articles of Incorporation.                                             Incorporated by reference to Exhibit No. 2 to
                                                                                 the Registrant's Form 8-A filed on July 22,
                                                                                 1996 (No. 0-21069).
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.2    Bylaws of the Company.                                                 Incorporated by reference to Exhibit No. 3 to
                                                                                 the Registrant's Form 8-A filed on July 22,
                                                                                 1996 (No. 0-21069).
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.3    Amended and Restated Bylaws of the Company dated January 24, 2000.     Incorporated by reference to Exhibit 3.1 to the
                                                                                 Registrant's Form 8-K Filed on February 17, 2000.
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.4    Certificate of Amendment to the Articles of Incorporation dated        Incorporated by reference to Exhibit 3.2 to the
          February 17, 1998.                                                     Registrant's Form 10-KSB for the year ended
                                                                                 March 31, 1998.
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.5    Certificate of Amendment to Articles of Incorporation dated July 6,    Incorporated by reference to Exhibit 3.4 to the
          1999.                                                                  Registrant's Form 8-A12B filed on December 21,
                                                                                 1999.
--------  ---------------------------------------------------------------------  -------------------------------------------------
   3.6    Certificate of Amendment to Articles of Incorporation Dated January    Incorporated by reference to Exhibit 3.5 to the
          12, 2001.                                                              Registrant's Form 10-KSB for the year ended
                                                                                 March 31, 2001.
--------  ---------------------------------------------------------------------  -------------------------------------------------
   4.1    Specimen Stock Certificate.                                            Incorporated by reference to Exhibit 4.1 to the
                                                                                 Registrant's Form 8-A-12B filed on December 21,
                                                                                 1999.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  10.1    Agreement Concerning the Exchange of Common Stock Between Datalink     Incorporated by reference to Exhibit No. 10 to
          Systems Corporation and Datalink Communications Corporation.           the Registrant's Form 8-K dated June 27, 1996.
--------  ---------------------------------------------------------------------  -------------------------------------------------
 *10.2    Employment Agreement with Anthony LaPine dated May 1, 1996.            Incorporated by reference to Exhibit 10.6 to
                                                                                 the Registrant's Form 10-KSB for the year ended
                                                                                 March 31, 1997.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  10.3    Form of Common Stock and Warrant Purchase Agreement by and among       Incorporated by reference to Exhibit 10.1 to
          Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc.,    the Registrant's Form 10Q filed on February 12,
          Bara Limited, Southshore Capital Fund Limited, James M. Totaro and     2004.
          Enable Growth Partners, LP dated January 14, 2004.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  10.4    Form of Warrant dated January 14, 2004 by and among Semotus Solutions  Incorporated by reference to Exhibit 10.2 to
          Inc. and each of Redwood Capital Partners, Inc., Bara Limited,         the Registrant's Form 10Q filed on February 12,
          Southshore Capital Fund Limited, James M. Totaro, Enable Growth        2004.
          Partners, LP., Richard Rosenblum, David Stefansky, vFinance
          Investments, Inc. and Arend Verweij.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  10.5    Warrant to purchase up to 400,000 shares of Semotus Solutions, Inc.    Incorporated by reference to Exhibit 4.1 to the
          common stock issued to Ari Kaplan dated March 28, 2005                 Registrant's Form 8-K filed on March 30, 2005
--------  ---------------------------------------------------------------------  -------------------------------------------------
  10.6    Warrant to purchase up to 45,000 shares of Semotus Solutions, Inc.     Incorporated by reference to Exhibit 4.2 to the
          common stock issued to Bathgate Capital Partners, LLC dated May 27,    Registrant's Form 8-K filed on March 30, 2005
          2004
--------  ---------------------------------------------------------------------  -------------------------------------------------
   21     Subsidiaries of the Registrant.                                        Filed electronically herewith.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  23.1    Consent of LL Bradford & Co.                                           Filed electronically herewith.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  31.1    Certification of Anthony LaPine                                        Filed electronically herewith pursuant to
                                                                                 Section 302 of the Sarbanes-Oxley Act of 2002.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  31.2    Certification of Charles, K. Dargan, II                                Filed electronically herewith pursuant to
                                                                                 Section 302 of the Sarbanes-Oxley Act of 2002.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  32.1    Certification of Anthony LaPine                                        Filed electronically herewith pursuant to
                                                                                 Section 906 of the Sarbanes-Oxley Act of 2002.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  32.2    Certification of Charles, K. Dargan, II                                Filed electronically herewith pursuant to
                                                                                 Section 906 of the Sarbanes-Oxley Act of 2002.
--------  ---------------------------------------------------------------------  -------------------------------------------------
  99.1    Form of Registration Rights Agreement by and among Semotus Solutions,  Incorporated by reference to Exhibit 4.1 to the
          Inc., vFinance Investments, Inc. and each of Redwood Capital Partners  Registrant's Form 10Q filed on February 12,
          Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro   2004.
          and Enable Growth Partners, LP dated January 14, 2004.
----------------------------------------------------------------------------------------------------------------------------------

* Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2005, and is incorporated by reference into this Item.

                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE(S)


Report of Independent Registered Public Accounting Firm ..................... 21

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2005 and 2004 ................... 22

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2005 and 2004   ..................... 23

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2005 and 2004  ........................... 24

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2005 and 2004 .......................................... 26

     Notes to Consolidated Financial Statements ............................. 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.






/S/ LL BRADFORD & COMPANY, LLC
LL BRADFORD & COMPANY, LLC
LAS VEGAS, NEVADA
MAY 18, 2005

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,       MARCH 31,
                                                                          2005            2004
                                                                      ------------    ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,435,246    $  1,717,052
  Trade receivables                                                        220,234         191,945
  Prepaid expenses and other current assets                                 45,510          63,972
                                                                      ------------    ------------
          Total current assets                                           1,700,990       1,972,969

Property and equipment, net                                                 50,273         148,820
Goodwill, net                                                            1,860,162       1,430,141
                                                                      ------------    ------------
          Total assets                                                $  3,611,425    $  3,551,930
                                                                      ============    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    224,630    $     75,413
  Accrued vacation                                                          53,303          57,663
  Other accrued liabilities                                                 55,903          25,642
  Deferred revenue                                                         179,113         131,756
                                                                      ------------    ------------
          Total current liabilities                                        512,949         290,474

          Total long term liabilities                                           --              --
                                                                      ------------    ------------
          Total liabilities                                                512,949         290,474
                                                                      ------------    ------------

Commitments and contingencies (Notes 16 and 18)

                                                                      ------------    ------------

SHAREHOLDERS' EQUITY:
Common Stock: $0.01 par value; authorized: 50,000,000 shares;
24,767,144 issued and 24,576,048 outstanding at March 31, 2005, and
22,687,469 issued and outstanding at March 31, 2004                        245,761         226,875

Additional paid-in capital                                              68,698,586      68,235,881
Accumulated other comprehensive loss                                       (78,344)        (74,328)
Notes receivable - related parties                                              --         (13,498)
Accumulated deficit                                                    (65,767,527)    (65,113,474)
                                                                      ------------    ------------
          Total shareholders' equity                                     3,098,476       3,261,456
                                                                      ------------    ------------
          Total liabilities and shareholders' equity                  $  3,611,425    $  3,551,930
                                                                      ============    ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                           YEAR ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Revenues                                                              $  1,806,295    $  1,338,373

Cost of revenues                                                           363,163         323,848
                                                                      ------------    ------------
Gross profit                                                             1,443,132       1,014,525

Operating expenses:
  (Exclusive of depreciation and amortization and stock,
  option and warrant expense)
  Research and development                                                 525,930         563,602
  Sales and marketing                                                      869,328         725,114
  General and administrative                                               839,077         963,790
  Stock, option and warrant expense                                       (248,997)        952,473
  Depreciation and amortization:
      Research and development                                              43,930          84,577
      General and administrative                                            75,882         116,604
                                                                      ------------    ------------
                                                                           119,812         201,181
                                                                      ------------    ------------
  Total operating expenses                                               2,105,150       3,406,160
                                                                      ------------    ------------
      Operating loss from continuing operations                           (662,018)     (2,391,635)

Net interest income                                                             --          22,666
Other income                                                                 7,965          11,450
                                                                      ------------    ------------
      Total interest and other income                                        7,965          34,116
                                                                      ------------    ------------
      Loss from continuing operations                                     (654,053)     (2,357,519)
      Income (loss) from discontinued operations (Note 5)                       --         105,834
                                                                      ------------    ------------
Net loss                                                                  (654,053)     (2,251,685)
Other comprehensive income (loss) - Translation adjustment                  (4,016)         18,978
                                                                      ------------    ------------
Comprehensive loss                                                    $   (658,069)   $ (2,232,707)
                                                                      ============    ============
Loss per common share from continuing operations:
      Basic                                                           $      (0.03)   $      (0.11)
      Diluted                                                         $      (0.03)   $      (0.11)

Net loss per common share:
      Basic                                                           $      (0.03)   $      (0.11)
      Diluted                                                         $      (0.03)   $      (0.11)

      Weighted average shares used in per share calculation,
      basic and diluted                                                 22,755,373      20,604,458
                                                                      ============    ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                             COMMON STOCK              ADDITIONAL
                                                                      ----------------------------       PAID-IN
                                                                         SHARES          AMOUNT          CAPITAL
                                                                      ------------    ------------    ------------
Balances at March 31, 2003                                              19,275,211    $    192,752    $ 66,163,351

Issuance of stock due to exercise of options and warrants                1,574,103          15,741         195,842
Issuance of stock options to consultants                                        --              --          35,619
Issuance of stock for services rendered                                     37,500             375          28,538
Issuance of stock for liability settlements                                276,782           2,768          78,168
Issuance of stock and warrants in private placement financing,
  net of expenses of $106,221                                            2,023,873          20,239         957,235


Repurchase of stock through ADA sale                                      (500,000)         (5,000)        (80,000)
Compensation expense due to stock option repricing                              --              --         857,128
Amortization of note receivable                                                 --              --              --
Foreign currency translation adjustment                                         --              --              --
Net loss                                                                        --              --              --
                                                                      ------------    ------------    ------------
Balances at March 31, 2004                                              22,687,469         226,875      68,235,881

Issuance of stock due to exercise of options and warrants                   75,770             758          10,608
Issuance of stock options and warrants to consultants and
  advisory board                                                                --              --          68,817
                                                                      ------------    ------------    ------------
Issuance of stock for services rendered                                     50,000             500          15,700
Issuance of stock in connection with the acquisition of Expand
  Beyond Corporation                                                     1,762,809          17,628         701,598
Compensation expense due to stock option repricing                              --              --        (334,018)
Amortization of note receivable                                                 --              --              --
Foreign currency translation adjustment                                         --              --              --
Net loss                                                                        --              --              --
                                                                      ------------    ------------    ------------
Balances at March 31, 2005                                              24,576,048    $    245,761    $ 68,698,586


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                                                             ACCUMULATED
                                                                OTHER
                                                            COMPREHENSIVE       NOTES       ACCUMULATED
                                                                 LOSS        RECEIVABLE        DEFICIT         TOTAL
                                                            ------------    ------------    ------------    ------------
Balances at March 31, 2003                                  $    (93,306)   $    (91,281)   $(62,861,789)   $  3,309,727

Issuance of stock due to exercise of options and warrants             --              --              --         211,583
Issuance of stock options to consultants                              --              --              --          35,619
Issuance of stock for services rendered                               --              --              --          28,913
Issuance of stock for liability settlements                           --              --              --          80,936
Issuance of stock and warrants in private placement                   --              --              --         977,474
  financing, net of expenses of $106,221

Repurchase of stock through ADA sale                                  --              --              --         (85,000)
Compensation expense due to stock option repricing
                                                                      --              --              --         857,128
Amortization of note receivable                                       --          77,783              --          77,783
Foreign currency translation adjustment                           18,978              --              --          18,978
Net loss                                                              --              --      (2,251,685)     (2,251,685)
                                                            ------------    ------------    ------------    ------------
Balances at March 31, 2004                                       (74,328)        (13,498)    (65,113,474)      3,261,456

Issuance of stock due to exercise of options and warrants
                                                                      --              --              --          11,366
Issuance of stock options and warrants to consultants
  and advisory board                                                  --              --              --          68,817
Issuance of stock for services rendered                               --              --              --          16,200
Issuance of stock in connection with the acquisition of
  Expand Beyond                                                       --              --              --         719,226
Compensation expense due to stock option repricing
                                                                      --              --              --        (334,018)
Amortization of note receivable                                       --          13,498              --          13,498
Foreign currency translation adjustment                           (4,016)             --              --          (4,016)
Net loss                                                              --              --        (654,053)       (654,053)
                                                            ------------    ------------    ------------    ------------
Balances at March 31, 2005                                  $    (78,344)             --    $(65,767,527)   $  3,098,476


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash flows from operating activities:
   Net loss                                                                       $   (654,053)   $ (2,251,685)
      (Income) loss from discontinued operations                                            --        (105,834)
      Loss from continuing operations                                                 (654,053)     (2,357,519)
                                                                                  ============    ============
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      (Gain) loss on asset sale - discontinued operations                                   --             970
      Depreciation and amortization                                                    119,812         201,181
      Compensation expense related to options/warrants issued for services and repriced options
                                                                                            --         952,473
                                                                                                      (248,997)
      Amortization and forgiveness of notes receivable, net                             13,498          77,783
      Net (gain) loss from sale of assets                                                   --          (3,614)
      Non-cash settlement of liabilities                                                    --          44,578

   Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
      Accounts and other receivables                                                   (21,744)        (51,299)
      Prepaid expenses and other assets                                                 42,933         (28,688)
      Accounts payable                                                                  45,991        (296,978)
      Accrued expenses and other current liabilities                                    20,895         (40,345)
      Deferred revenue                                                                   5,047          52,637
      Net working capital provided by (used in) discontinued operations                     --          64,443
                                                                                  ------------    ------------
   Net cash used in operating activities                                              (676,618)     (1,384,378)
                                                                                  ------------    ------------
Cash flows from investing activities:
      Cash acquired for stock in acquisition                                           399,319              --
                                                                                  ------------    ------------

   Net cash (used in) provided by investing activities                                 399,319              --
                                                                                  ------------    ------------
Cash flows from financing activities:
   Repayments of notes payable                                                              --         (56,224)
   Repayments of capital lease obligations                                                  --         (20,291)
   Proceeds from exercise of options and warrants                                       11,366         211,583
   Net proceeds from private placement of $0.01 par value restricted common stock and warrants
                                                                                            --         977,474
                                                                                  ------------    ------------
   Net cash provided by (used in) financing activities                                  11,366       1,112,542
                                                                                  ------------    ------------
   Effect of exchange rate changes on cash                                             (15,873)         18,978
                                                                                  ------------    ------------
   Net decrease in cash and cash equivalents                                          (281,806)       (252,858)
   Cash and cash equivalents, beginning of year                                      1,717,052       1,969,910
                                                                                  ------------    ------------
   Cash and cash equivalents, end of year                                         $  1,435,246    $  1,717,052
                                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      YEAR ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                                            $      3,638    $      2,444
                                                                                  ============    ============
Cash paid for income taxes                                                        $      2,077    $         94
                                                                                  ============    ============
Gross proceeds as part of the private placement financing                                   --    $  1,028,750
                                                                                  ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH

INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of Expand Beyond
   Corporation through the issuance of common stock                               $    719,226              --
                                                                                  ============    ============
Common stock issued for liabilities                                                         --    $     80,936
                                                                                  ============    ============
Non-cash value of warrants issued as part of the private placement financing
                                                                                            --    $    277,270
                                                                                  ============    ============
Assets acquired for stock, and liabilities assumed, in Expand Beyond acquisition:
   Assets acquired                                                                $    439,746              --
   Goodwill                                                                            430,021              --
   Fair value of assets                                                                869,767              --
   Liabilities assumed                                                                 150,541              --




See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   FORMATION AND BUSINESS OF THE COMPANY:
Semotus(R) Solutions, Inc. ("We" or "Our"), changed our name from Datalink.net, Inc. as of January 11, 2001. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corporation.

We are a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the Global Market Pro, Equity Market Pro and Futures Market Pro software and services, and the HipLinkXS family of software and services.. Our enterprise application software provides mobility, convenience, and efficiency and improves profitability. The Company added wireless products and services with its acquisition of Expand Beyond Corporation on March 28, 2005. Such products and services are additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers.

2.   BASIS OF PRESENTATION AND FUTURE PROSPECTS:
The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheets as of March 31, 2005 and 2004, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2005 and 2004, the consolidated statements of common shareholders' equity for the years ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the years ended March 31, 2005 and 2004, have been prepared by us, with an audit and in accordance with the instructions to Form 10-KSB and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. We believe that the disclosures provided are adequate to make the information presented not misleading.

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

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary) and Expand Beyond Corporation ("Expand Beyond"). The other following subsidiaries have been closed or sold and are now in discontinued operations:
Wares on the Web, Inc. (Wares), Five Star Advantage, Inc. (Five Star), WizShop.com, Inc. (WizShop) and Application Design Associates, Inc. (ADA). Two subsidiaries, Cross Communications, Inc. and Simkin, Inc. were merged with and into Semotus Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. Expand Beyond generates revenues from the sales of products and services.

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

LONG-TERM ASSETS / GOODWILL:
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. The effect of the adoption of SFAS 142 resulted in the net loss for the fiscal years ended March 31, 2004 and 2003 being smaller by $432,541 and $432,541, respectively, due to not amortizing goodwill. Our management has determined that the remaining goodwill of $1,860,162 is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's software applications.

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

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in fiscal years ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

                                                                            FISCAL YEARS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
Net income (loss), as reported                                              $   (654,053)   $ (2,251,685)
(Less) add: Total stock-based employee compensation expense (reversal)
determined under intrinsic value based method for all awards and variable
accounting for repriced options                                                 (334,018)        857,128

Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards                                          (127,415)       (210,903)
                                                                            ------------    ------------
Pro forma net loss                                                          $ (1,115,486)   $ (1,605,460)
                                                                            ============    ============
Net loss per share:
     Basic - as reported                                                    $      (0.03)   $      (0.11)
     Basic - pro forma                                                             (0.05)          (0.08)
     Diluted - as reported                                                         (0.03)          (0.11)
     Diluted - pro forma                                                           (0.05)          (0.08)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the Plan in 2005 and 2004:

                                             FISCAL YEARS ENDED MARCH 31,
                                             ----------------------------
                                                 2005            2004
                                             ------------    ------------
Expected dividend                            $         --    $         --
Expected life of option                           4 years         4 years
Risk-free interest rate                             3.14%           2.51%
Expected volatility                           104% - 141%      89% - 173%


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

RESEARCH AND DEVELOPMENT EXPENDITURES:
Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2005 and 2004 there were no capitalized software development costs as we expensed the remaining amounts at fiscal year end 2002.

DISCONTINUED OPERATIONS
In April 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We evaluate long-lived assets, excluding goodwill and identifiable intangible assets with indefinite useful lives, for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Accordingly, for the fiscal year ended March 31, 2004, the operations of WizShop have been recorded in discontinued operations. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The assets from the discontinued operations including those assets held for sale have been recorded at their net realizable fair market value prior to disposition.

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

COMPREHENSIVE INCOME (LOSS):
Our policy in reporting comprehensive income (loss) is as defined in SFAS No. 130, "Reporting Comprehensive Income" and includes all changes in equity (net assets) during a period from non-owner sources. We exclude from net income
(loss) foreign currency translation adjustments, which are included in comprehensive income (loss). For the periods presented in this Form 10-KSB, foreign currency translation adjustments is the only item which affects our comprehensive income (loss).

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

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods beginning after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

4.   ACQUISITIONS
In the fiscal year ended March 31, 2005, we acquired Expand Beyond Corporation. We issued 1,910,961 shares of our common stock to the stockholders of Expand Beyond as of the close of the acquisition, March 28, 2005. 10% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Additional shares may be issued if certain revenue targets are met at the first and/or second annual anniversary of the close of the acquisition. In connection with the acquisition, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $45,786, of which $10,000 was paid in cash and the balance was paid by the issuance of 42,944 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights. Expand Beyond's products and services are additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers. This solves the vulnerabilities of relying on on-call staff, which may require 30 to 40 minutes to relocate to the home or office, by giving employees the tools to respond immediately from the field. A range of products allow for the secure real-time management of Oracle, SQL Server, Teradata, Windows Active Directory, Exchange, servers and more from mobile devices including BlackBerry, Palm, Pocket PC, laptops, smartphones, and desktops.

The following condensed financial information for the fiscal years ended December 31, 2004 and 2003 and pro forma combined financial information as of March 31, 2005 is more fully discussed in our SEC Form 8-K/A filing on June 9, 2005.


                                                                                  PRO FORMA
EXPAND BEYOND CORPORATION                                                         COMBINED           FISCAL YEARS ENDED
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                            MARCH 31,              DECEMBER 31,
                                                                                ------------    ----------------------------
                                                                                    2005            2004            2003
                                                                                  UNAUDITED       UNAUDITED       UNAUDITED
                                                                                ------------    ------------    ------------
BALANCE SHEET DATA:
Current Assets:
     Cash                                                                       $      1,436    $        633    $      1,818
     Accounts receivable                                                                 220              23             197
     Inventory, prepaid expenses and other current assets                                 45              19              37
                                                                                ------------    ------------    ------------
           Total current assets                                                        1,701             675           2,052

Property, equipment and software:
     Property and equipment, net                                                          41             143             297
     Goodwill, net                                                                     1,860              --              --
     Software development costs, net                                                       9              95             196
                                                                                ------------    ------------    ------------
           Total property, equipment and software                                                        238             493

Other assets                                                                              --               5              56
                                                                                ------------    ------------    ------------
           Total assets                                                         $      3,611    $        918    $      2,601
                                                                                ============    ============    ============

Current Liabilities:
     Accounts payable                                                           $        223    $         12    $         71
     Accrued expenses                                                                     58              13             168
     Deferred revenue                                                                    179              61             232
     Other current liabilities                                                            52               1               5
                                                                                ------------    ------------    ------------

           Total current liabilities                                                     512              87             476
                                                                                ------------    ------------    ------------

Convertible preferred stock:
     Series A convertible preferred stock, $0.0001 par value; 6,000,000 shares authorized; 5,619,903 shares issued and outstanding at December
       31, 2004 and 2003 (liquidation preference of $2.00 per share)                      --          11,151          11,151

     Series B convertible preferred stock, $0.0001 par value; 2,500,000 shares authorized; 1,665,909 shares issued and outstanding at December
       31, 2004 and 2003 (liquidation preference of $2.00 per share)                      --           3,624           3,624

Shareholders' deficit:
     Common stock, $0.0001 par value; 17,500,000 shares authorized and
       4,751,108 issued and outstanding at December 31, 2004 and 2003                    246               1               1
     Common stock issued as part of acquisition                                          719              --              --
       Additional paid-in capital                                                     67,979            (502)           (502)

       Accumulated other comprehensive loss                                              (78)             --              --
       Accumulated deficit                                                           (65,767)        (13,443)        (12,149)
                                                                                ------------    ------------    ------------
           Total stockholders' deficit                                                 3,099         (13,944)        (12,650)
                                                                                ------------    ------------    ------------
           Total liabilities, convertible preferred stock and stockholders'     $      3,611    $        918    $      2,601
           deficit

INCOME STATEMENT DATA:
Revenue                                                                         $      2,108    $        302    $        530
Cost of revenues                                                                         495             132             137
                                                                                ------------    ------------    ------------
     Gross margin                                                                      1,613             170             393

Expenses:
     Research and development                                                            850             324           1,069
     Sales and marketing                                                               1,048             179           1,754
     General and administrative                                                        1,807             968           1,720
     Stock, option and warrant expense                                                  (249)             --              --
     Depreciation and amortization                                                        --              --              --
                                                                                         120              --              --
                                                                                ------------    ------------    ------------
           Total expenses                                                              3,576           1,471           4,543
                                                                                ------------    ------------    ------------

Loss from operations                                                                  (1,963)         (1,301)         (4,150)
Interest income, net                                                                       7               7              25
Other income                                                                               8              --              --
                                                                                ------------    ------------    ------------
           Total interest and other income                                                15               7              25

Net loss                                                                        $     (1,948)   $     (1,294)   $     (4,125)
Other comprehensive income (loss) - Translation adjustment                                (4)             --              --
                                                                                ------------    ------------    ------------
     Comprehensive loss                                                         $     (1,952)   $     (1,294)   $     (4,125)
                                                                                ============    ============    ============

We made no acquisitions in the fiscal year ended March 31, 2004.

5.   DISCONTINUED OPERATIONS
In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in the second quarter of fiscal year ended March 31, 2004, the WizShop operation was recorded as a discontinued operation, and in the fiscal year ended March 31, 2004, the net income from discontinued operations of $105,834 is comprised solely of the operations of WizShop. Substantially all of the income was from a legal settlement.

6.   IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
At March 31, 2005 and 2004, we determined that the carrying value of our remaining goodwill and other intangibles from continuing operations are recoverable. Our management determined that the remaining goodwill of $1,860,162 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 121, SFAS 142 and SFAS 144, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's software applications. We will continue to analyze the recoverability of our long-lived assets and goodwill, and assess the need to record impairment losses when impairment indicators are present. At March 31, 2004 we determined that there was no need to record impairment losses.

7.   BANK LINE OF CREDIT
On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. As of March 31, 2005 there is no amount outstanding under this line of credit. The maximum amount allowed to be advanced is 80% of our eligible accounts or $150,000, whichever is less, and is used for working capital purposes. The line of credit has an interest rate of 0.5% of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit terminates on July 29, 2005, when all advances are immediately payable.

8.   PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

                                                             MARCH 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Furniture and fixtures                             $    344,796    $    315,384
Computers, and other office equipment                 1,312,489       1,058,966
Capitalized equipment leases                             49,400          48,037
Leasehold improvements                                  139,460         131,098
Software                                                705,565         289,638
                                                   ------------    ------------
                                                      2,551,710       1,843,123
Less accumulated depreciation and amortization       (2,501,437)     (1,694,303)
                                                   ------------    ------------
                                                   $     50,273    $    148,820
                                                   ============    ============


Depreciation and amortization expense related to the above assets was $119,812 and $201,181 for the fiscal years ended March 31, 2005 and 2004, respectively.

9.   CAPITAL LEASES
We did not enter into any new capital leases during the fiscal year ended March 31, 2005. In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. We therefore have no future capital lease payments. Accumulated depreciation on capitalized lease assets was $41,188 at March 31, 2004.

10.  CONVERTIBLE PREFERRED STOCK
Under our Articles of Incorporation, as amended in February 1998, we are authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2005, and 769,231 have been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2005.

11.  COMMON SHAREHOLDERS' EQUITY
Under our Articles of Incorporation, as amended in June 1999, we are authorized to issue 50,000,000 shares of common stock, of which 24,767,144 were issued and 24,576,048 were outstanding as of March 31, 2005, and 22,687,469 were issued and outstanding as of March 31, 2004.

During the fiscal year ended March 31, 2005, in connection with the acquisition of Expand Beyond that closed on March 28, 2005, we issued 1,910,961 shares of common stock to Expand Beyond's shareholders. 10% of these shares (191,096) are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. We may also issue additional shares over the following two years, pursuant to an earn-out arrangement as set forth in the Merger Agreement with Expand Beyond. As part of the employment of Mr. Ari Kaplan as President of Expand Beyond, we issued Mr. Kaplan warrants to purchase up to 400,000 shares of common stock at an exercise price equal to $0.37 per share, which was the closing price of our common stock on his date of hire, March 28, 2005, vesting over a three year period and having a ten year term. In connection with the acquisition of Expand Beyond, we issued 42,944 shares of common stock to Bathgate Capital Partners, LLC. Bathgate was also issued warrants to purchase up to 45,000 shares of common stock at an exercise price equal to $0.34 per share and having a five year term. In addition, during the fiscal year ended March 31, 2005, we issued a total of 50,000 shares to various suppliers of services.

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

WARRANTS:
As of March 31, 2005, a total of 1,805,356 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

                           EXERCISE PRICE
NUMBER OF WARRANTS           ($ / SHARE)          EXPIRATION DATE
------------------         --------------         ---------------
     800,000                    30.00                7/7/2005
      30,000                    18.00                8/2/2005
     530,356                   0.8625               1/14/2009
     400,000                     0.37               3/28/2015
      45,000                     0.34               5/27/2009


STOCK OPTION PLAN:
In June 1996, we adopted the 1996 Stock Option Incentive Plan (the "Plan"). The "Plan" provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 our shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expires in June of 2006, ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of our common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Board of Directors may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2005, no stock appreciation rights have been granted under the Plan.

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

Effective October 23, 2002, the Board of Directors approved the repricing of all of the options held by almost all of our employees (including executive officers). Exercise prices ranged from $0.22 to $0.47 per share. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of our employees. Employees' existing option grants were repriced on October 23, 2002 to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock (Anthony LaPine and Pamela LaPine). All grants maintained their existing vesting schedules. These are deemed to be a repricing under FIN 44 and will result in variable plan accounting. An offset of $334,018 to the compensation expense was required to be recognized in the fiscal year ended March 31, 2005 to reflect the net decrease in stock price over the repriced amount for the twelve months ended March 31, 2005; however, a compensation expense in the amount of $857,128 was required to be recognized to reflect the net increase in stock price over the repriced amount for the twelve months ended March 31, 2004. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

Activity for stock options under the 1996 Stock Option Incentive Plan for the years ended March 31, 2005 and 2004 is as follows:

                                                                                                    WEIGHTED
                                               SHARES            NUMBER                              AVERAGE
                                              AVAILABLE            OF              PRICE            EXERCISE
                                              FOR GRANT         OPTIONS          PER SHARE            PRICE
                                            ------------      ------------     -------------      ------------
Balances, March 31, 2003                       1,647,631         3,140,305     $0.14 - $2.01             $0.31
Authorized                                            --
Granted                                       (1,719,000)        1,719,000     $0.12 - $1.00             $0.61
Canceled                                         723,021          (723,021)    $0.14 - $2.01             $0.94
Exercised                                             --          (727,949)    $0.15 - $1.00             $0.28
                                            ------------      ------------     -------------      ------------

Balances, March 31, 2004                         651,652         3,408,335     $0.12 - $0.95             $0.33
Authorized                                            --
Granted                                         (866,000)          866,000     $0.23 - $0.63             $0.34
Canceled                                         789,747          (789,747)    $0.14 - $0.93             $0.53
Exercised                                             --           (75,770)    $0.15 - $0.15             $0.15
                                            ------------      ------------     -------------      ------------

Balances, March 31, 2005                         575,399         3,408,818     $0.12 - $0.95             $0.29


The weighted average fair value of those options granted during the years ended March 31, 2005 and 2004 was $0.27 and $0.38, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 2,569,868 and 1,735,513 shares were exercisable with a weighted average exercise price of $0.25 and $0.16 at March 31, 2004 and 2004, respectively.

The following table summarizes the stock options outstanding at March 31, 2005:

                           OPTIONS OUTSTANDING                                        CURRENTLY EXERCISABLE
--------------------------------------------------------------------------      ----------------------------------
                                           WEIGHTED
                                            AVERAGE
                        NUMBER             REMAINING           WEIGHTED             NUMBER             WEIGHTED
   RANGE OF         OUTSTANDING AT        CONTRACTUAL           AVERAGE         EXERCISABLE AT          AVERAGE
EXERCISE PRICE      MARCH 31, 2004           LIFE           EXERCISE PRICE      MARCH 31, 2004      EXERCISE PRICE
--------------      --------------      --------------      --------------      --------------      --------------
$0.00 - $0.15              553,693            6.2                $0.15                 511,913           $0.15
$0.16 - $0.20            1,286,000            5.0                $0.17               1,286,000           $0.17
$0.21 - $0.50            1,117,458            8.7                $0.34                 591,746           $0.36
$0.51 - $0.80              381,667            7.9                $0.68                 158,959           $0.72
$0.81 - $1.00               70,000            5.7                $0.84                  21,250           $0.85
                    --------------      --------------      --------------      --------------      --------------
                         3,408,818            6.7                $0.29               2,569,868           $0.25
                    ==============      ==============      ==============      ==============      ==============


12.  REVENUE
We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting Policies: Revenue Recognition". Two customers accounted for 19% of our revenues for the fiscal year ended March 31, 2005. One customer accounted for 13% and the second customer accounted for 6%. One of these customers accounted for 7% of our accounts receivable at March 31, 2005.

Two customers accounted for 21% of our revenues for the fiscal year ended March 31, 2004. One customer accounted for 15% of revenues, and the second customer accounted for 6% of revenues.

13.  STOCK, OPTION AND WARRANT EXPENSE
The stock, option and warrant expense is a non-cash expense related to the issuance of equity and equity-related securities for services performed for us by employees and outside third party contractors. The accounting for these expenses is in accordance with APB 25 for employee options and SFAS 123, and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", for outside third party contractors.

Stock issued for contractor services and as payment for liabilities is priced using the closing price of our common stock on the date the shares are issued. The expense is recognized over the term of the agreement or when the services have been performed.

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years. For the fiscal year ended March 31, 2005, interest rates used are the approximate Treasury rate of 3.14%, and the expected volatility was 104% -141%. For the fiscal year ended March 31, 2004, interest rates used are the approximate Treasury rate of 2.51%, and the expected volatility was 89% - 173%. The expense is recognized over the term of the agreement or when the services have been performed.

14.  INCOME TAXES
Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes, and due to amortization of goodwill for tax purposes, which was written off in prior years for book purposes.

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2005:


          FEDERAL                            STATE
---------------------------       ---------------------------
 BALANCE         EXPIRATION         BALANCE        EXPIRATION
----------       ----------       -----------      ----------
 2,729,703          2012
 3,219,423          2013            4,298,379          2011
 4,429,411          2019            3,294,278          2012
 3,684,281          2020            1,378,267          2013
 9,313,338          2021              970,786          2014
 8,036,642          2022              272,663          2015
 2,349,193          2023          $10,214,373
 1,749,406          2024
   545,326          2025
----------
36,056,723
==========

At March 31, 2005, we have approximately $1,534,362 in Canadian net operating loss carryforwards that expire from 2007 through 2014. A change of $2,169,638 from the fiscal year ending March 31, 2004, at which time we had approximately $3,704,000 in Canadian net operating loss carryforwards that expired from 2006 through 2013.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2005 and 2004, we had net deferred tax assets of approximately $15,030,000 and $15,032,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changed during this fiscal year by $2,000 and by $1,170,000 in fiscal year 2004.

15.  EARNINGS PER SHARE (EPS)
NET LOSS PER SHARE:
Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                                          YEAR ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2005               2004
                                                                    ------------       ------------
Basic EPS:
     Loss from continuing operations                                $   (654,053)      $ (2,357,519)
     Income (loss) from discontinued operations (including
        gain from disposals)                                                  --            105,834
        Net loss                                                    $   (654,053)      $ (2,251,685)
                                                                    ============       ============
     Weighted average common shares outstanding                       22,755,373         20,604,458
                                                                    ============       ============
Basic EPS from continuing operations                                $      (0.03)      $      (0.11)
                                                                    ============       ============
Basic EPS from discontinued operations                              $       0.00       $       0.00
                                                                    ============       ============
Basic EPS                                                           $      (0.03)      $      (0.11)
                                                                    ============       ============

Diluted EPS:
     Loss from continuing operations                                $   (654,053)      $ (2,357,519)
     Income (loss) from discontinued operations (including
        gain from disposals)                                                  --            105,834
        Net loss                                                    $   (654,053)      $ (2,251,685)
                                                                    ============       ============
     Weighted average common shares outstanding                       22,755,373         20,604,458
     Convertible preferred                                                    --                 --
     Warrants                                                                 --                 --
     Stock options                                                            --                 --
                                                                    ------------       ------------
     Total shares                                                     22,755,373         20,604,458
                                                                    ------------       ------------
Diluted EPS from continuing operations                              $      (0.03)      $      (0.11)
                                                                    ============       ============
Diluted EPS from discontinued operations                            $       0.00       $       0.00
                                                                    ============       ============
Diluted EPS                                                         $      (0.03)      $      (0.11)
                                                                    ============       ============

In the fiscal years ended March 31, 2005 and 2004, 5,214,174 and 5,043,195 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

16.  OPERATING LEASES
We currently lease space for our operations in Los Gatos, California, Chicago, Illinois and Vancouver, British Columbia, Canada. The lease for the California office expired in September 2004 and we are now currently renting this space on a month to month basis. The lease for the office located in British Columbia expires in June 2007. The lease for the Expand Beyond office located in Chicago, Illinois expires in November 2005. The terms and conditions of the leases are normal and customary.

Rental expense was $120,969 in fiscal 2005 and $124,917 in fiscal 2004.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:


2006 .....................       71,278
2007 .....................       29,722
2008 .....................        7,556
                              ---------
                              $ 108,557
                              =========


17.  RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2004. The agreement automatically renews for one-year terms unless notice is provided by either party. As of May 1, 2005, no notice had been provided by either party, so the agreement has automatically renewed for an additional one-year term.

18.  COMMITMENTS AND CONTINGENCIES We are not a party to any legal proceedings.

19.  EMPLOYEE BENEFIT PLAN
During 1998, we established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan, not to exceed the statutory amount, and we may make matching contributions. We made no contributions in fiscal years 2005 or 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: JUNE 10, 2005                               SEMOTUS SOLUTIONS, INC.



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


        SIGNATURE                      TITLE                      DATE
        ---------                      -----                      ----

/S/ ANTHONY N. LAPINE
------------------------       CHIEF EXECUTIVE OFFICER        JUNE 10, 2005
ANTHONY N. LAPINE              AND CHAIRMAN OF THE BOARD


/S/ CHARLES K. DARGAN II
------------------------       CHIEF FINANCIAL OFFICER,       JUNE 10, 2005
CHARLES K. DARGAN II           TREASURER


/S/ MARK WILLIAMS
------------------------       DIRECTOR                       JUNE 10, 2005
MARK WILLIAMS


/S/ LAURENCE MURRAY
------------------------       DIRECTOR                       JUNE 10, 2005
LAURENCE MURRAY


/S/ ROBERT LANZ
------------------------       DIRECTOR AND CHAIRMAN          JUNE 10, 2005
ROBERT LANZ                    OF THE AUDIT COMMITTEE