Form 10QSB
period 2005-06-30
SEMOTUS SOLUTIONS INC
filed 2005-08-12
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  _____________

                                   FORM 10-QSB
                                  _____________


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005


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



               718 University Ave., Suite 202, Los Gatos, CA 95032
           -----------------------------------------------------------
           (Address of Principal Executive Offices including zip code)



                                 (408) 399-6120
                           ---------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X]    No [_]


There were 28,352,803 shares of the Registrant's Common Stock outstanding as of July 26, 2005.

Transitional Small Business Disclosure Format:   Yes [_]   No [X]

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005



                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

     a.    Condensed Consolidated Balance Sheets as of June 30, 2005
           and March 31, 2005 ............................................     3

     b.    Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the three months ended June 30,
           2005 and 2004 .................................................     4

     c.    Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2005 and 2004 .....................     5

     d.    Notes to the Condensed Consolidated Financial Statements ......     7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .....    10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    14

ITEM 4.    CONTROLS AND PROCEDURES .......................................    14




                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS .............................................    15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .....................    15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ...............................    15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    15

ITEM 5.    OTHER INFORMATION .............................................    15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..............................    15

           SIGNATURES ....................................................    17

           CERTIFICATIONS ................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       JUNE 30,        MARCH 31,
                                       ASSETS                            2005            2005
                                                                     ------------    ------------
                                                                     (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                            $  1,206,405    $  1,435,246
  Trade receivables (net of allowance for doubtful accounts
    of $14,567 at June 30, 2005 and $0.00 at March 31, 2005)              362,626         220,234
  Prepaid expenses and other current assets                                30,687          45,510
                                                                     ------------    ------------
          Total current assets                                          1,599,718       1,700,990

Property and equipment, net                                                42,663          50,273
Goodwill, net                                                           3,441,269       1,860,162
                                                                     ------------    ------------
          Total assets                                               $  5,083,650    $  3,611,425
                                                                     ============    ============



                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank loan                                                          $     50,000    $         --
  Accounts payable                                                        323,160         224,630
  Accrued vacation                                                         98,146          53,303
  Other accrued liabilities                                               100,507          55,903
  Deferred revenue                                                        205,881         179,113
                                                                     ------------    ------------
          Total current liabilities                                       777,694         512,949
                                                                     ------------    ------------
          Total liabilities                                               777,694         512,949
                                                                     ------------    ------------

Commitments and contingencies (Note 8)
                                                                     ------------    ------------

SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized: 50,000,000 shares;
  29,110,096 issued and 28,302,803 outstanding at June 30, 2005,
  and 24,767,144 issued and 24,576,048 outstanding at March 31, 2005      283,028         245,761
Additional paid-in capital                                             70,346,216      68,698,586
Accumulated other comprehensive loss                                      (83,292)        (78,344)
Accumulated deficit                                                   (66,239,996)    (65,767,527)
                                                                     ------------    ------------
          Total shareholders' equity                                    4,305,956       3,098,476
                                                                     ------------    ------------
          Total liabilities and shareholders' equity                 $  5,083,650    $  3,611,425
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)



                                                                    THREE MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Revenues                                                           $    477,345    $    440,574

Cost of revenues                                                        140,225          68,420
                                                                   ------------    ------------
Gross profit                                                            337,120         372,154

Operating expenses:
    (Exclusive of depreciation and amortization and stock,
    option and  warrant expense)
      Research and development                                          139,937         125,265
      Sales and marketing                                               269,659         184,145
      General and administrative                                        270,759         245,176
      Depreciation and amortization                                      21,114          35,976
      Stock, option and warrant expense                                 119,551        (531,932)
                                                                   ------------    ------------
    Total operating expenses                                            821,020          58,630
                                                                   ------------    ------------
    Operating income (loss)                                            (483,900)        313,524

Other income (loss)                                                      11,431           1,435
                                                                   ------------    ------------

Net income (loss)                                                      (472,469)        314,959
Other comprehensive income (loss) - Translation adjustment               (4,948)         (9,508)
                                                                   ------------    ------------
Comprehensive income (loss)                                        $   (477,417)   $    305,451
                                                                   ============    ============
Net income (loss) per common share:
    Basic                                                          $      (0.02)   $       0.01
    Diluted                                                        $      (0.02)   $       0.01

Weighted average shares outstanding:
    Basic                                                            25,038,727      22,692,579
    Diluted                                                          25,038,727      23,949,441
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                    THREE MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                              $   (472,469)   $    314,959
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                    21,114          35,976
        Compensation expense related to stock, stock options and
           warrants issued for services                                 119,551        (531,932)
        Amortization of notes receivable, net                                --          14,731
        Non-cash settlement of liabilities                               (6,047)             --

    Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:
        Accounts and other receivables                                  (77,819)         (3,191)
        Prepaid expenses and other assets                                24,061          12,300
        Accounts payable                                                 84,998          90,608
        Accrued expenses and other current liabilities                  (88,181)         22,118
        Deferred revenue                                                 (9,790)            725
                                                                   ------------    ------------
    Net cash used in operating activities                              (404,582)        (43,706)
                                                                   ------------    ------------
Cash flows from investing activities:
    Cash acquired for stock in acquisition                              120,442              --
                                                                   ------------    ------------
    Net cash provided by (used in) investing activities                 120,442              --
                                                                   ------------    ------------
Cash flows from financing activities:
    Bank line of credit (Note 6)                                         50,000              --
    Proceeds from exercise of options and warrants                        4,050              --
                                                                   ------------    ------------
    Net cash provided by (used in) financing activities                  54,050              --
                                                                   ------------    ------------
    Effect of exchange rate changes on cash                               1,249          (9,508)
                                                                   ------------    ------------
    Net decrease in cash and cash equivalents                          (228,841)        (53,214)
    Cash and cash equivalents, beginning of period                    1,435,246       1,717,052
                                                                   ------------    ------------
    Cash and cash equivalents, end of period                       $  1,206,405    $  1,663,838
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)




                                                                    THREE MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                             $        648    $        405
                                                                   ============    ============
Cash paid for income taxes                                         $      2,500    $      2,400
                                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non-cash compensation expense (reversal) due to variable
   accounting for repriced stock options                           $     23,500    $   (555,191)
                                                                   ============    ============


Assets acquired for stock, and liabilities assumed, in
Clickmarks, Inc.:
       Assets acquired                                             $    207,906    $         --
       Goodwill                                                       1,581,107              --
       Fair value of assets                                           1,789,013              --
       Liabilities assumed                                              227,716              --
                                                                   ------------    ------------

Non-cash purchase consideration for the acquisition of
Clickmarks, Inc. through the issuance of common stock              $  1,561,297    $         --
                                                                   ============    ============

Non-cash value of warrants issued as part of the
acquisition of Clickmarks, Inc.                                    $    279,692    $         --
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   FORMATION AND BUSINESS OF THE COMPANY:

Semotus(R) Solutions, Inc. ("We" or "Our"), changed its name from Datalink.net, Inc. as of January 11, 2001. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, now named Semotus Systems Corporation.

We are a leading provider of software for wireless enterprise applications. Our software solutions provide immediate mobile access to, and control of, business-critical software applications, databases, networks and servers. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the Global Market Pro family of financial market data software and services, the HipLinkXS family of software and services, including PocketAdmin and PocketDBA, and a patented Presentation Level Integration (PLI) technology that enables rapid creation of composite applications and web services out of existing backend systems. Our software provides mobility and convenience, increases efficiency, and improves profitability.

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended June 30, 2005 and 2004 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

The condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). The other following subsidiaries have been closed or sold or are in discontinued operations: Wares on the Web, Inc., Five Star Advantage, Inc., WizShop.com, Inc. and Application Design Associates, Inc. Two other subsidiaries, Cross Communications, Inc. and Simkin, Inc. were merged with and into Semotus. All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of Semotus. Operations of Expand Beyond consist mainly of sales of software products and professional services and support of existing software applications. Expand Beyond's products and services further enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS software products. Operations of Clickmarks consist mainly of sales of software products and professional services and support of existing software applications. Clickmarks owns a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends. Clickmarks' technology will also be added to our HipLinkXS family of software products, as well as sold as a stand-alone software solution.

3.   RECENT PRONOUNCEMENTS

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

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, our net loss in fiscal quarters ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
Net income (loss), as reported                            $   (472,469)   $    314,959
(Less) add: Total stock-based employee compensation
expense (reversal) determined under intrinsic value
based method for all awards and variable accounting
for repriced options                                            23,500        (555,191)



Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards        (28,974)        (38,853)

Pro forma net loss                                        $   (477,943)   $   (279,085)

Net income (loss) per share:
Basic - as reported                                       $      (0.02)   $       0.01
Basic - pro forma                                         $      (0.02)   $      (0.01)
Diluted - as reported                                     $      (0.02)   $       0.01
Diluted - pro forma                                       $      (0.02)   $      (0.01)


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

For the three months ended June 30, 2005 and 2004, 5,978,855 and 3,957,985 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6.   BANK LINE OF CREDIT

On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. The outstanding amount under line of credit is $50,000, which is being used for working capital purposes. The maximum amount allowed to be advanced is 80% of our eligible accounts receivable or $150,000, whichever is less. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on July 29, 2005 for one year so that the line of credit terminates on July 28, 2006, when all advances are immediately payable.

7.   ACQUISITIONS

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $207,906 in fair value of assets and recorded $1,581,107 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks' employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks' employees at or before their annual anniversary with Semotus.

In connection with the acquisition of Clickmarks, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $48,750, all of which was paid by the issuance of 137,324 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights.

Through the acquisition of Clickmarks, we acquired a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends.

The condensed financial information for the fiscal quarters ended June 30, 2005 and 2004 and pro forma combined financial information as of June 30, 2005 will be discussed in our SEC Form 8-K/A filing that will be filed on or before September 6, 2005.

We made no acquisitions in the fiscal quarter ended June 30, 2004.

8.   COMMITMENTS AND CONTINGENCIES

Effective October 23, 2002 our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A $0.01 per share increase in the closing stock price on June 30, 2005 from the closing stock price on March 31, 2005 resulted in a compensation expense of $23,500 to be recognized in the three months ended June 30, 2005. A decrease in the closing stock price on June 30, 2004 from the closing stock price on March 31, 2004 resulted in an offset of $555,191 to the compensation expense to be recognized in the three months ended June 30, 2004. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

9.   SUBSEQUENT EVENTS

On July 1, 2005 we entered into a new operating lease for our headquarters facility in Los Gatos, California, with a three year term and containing a lease payment of $9,075 per month for the first year. The future minimum lease payments are $77,138 in FY 2006, $111,860 in FY 2007, $116,308 in FY 2008 and
$58,896 in FY 2009


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 6, "Management's Discussion and Analysis or Plan of Operation," of our Annual Report on Form 10-KSB for the year ended March 31, 2005.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

OVERVIEW

Through fiscal year 2004 to present, we have focused on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. Through the acquisition of Expand Beyond Corporation, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products. Through the acquisition of Clickmarks, we acquired a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends.

We had a net loss of $472,469 and $0.02 per share in the three months ended June 30, 2005, as compared to a net income of $314,959 and $0.01 per share in the three months ended June 30, 2004. The overall cash decline was increased to $228,841 from $53,214 in the three months ended June 30, 2005 versus 2004.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

Revenues for the three months ended June 30, 2005 increased 8% to $477,345 as compared to $440,574 for the three months ended June 30, 2004. This is due to the addition of sales from both Expand Beyond and Clickmarks. However, there has been some softness in the HipLink sales for the first quarter of FY 2006 due to the timing of the closing of new sales contracts. In general, the increase in sales is largely due to the increased IT spending by corporate customers as the technology industry begins its recovery. Customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin decreased to 71% in the three months ended June 30, 2005 from 84% in the same period ended June 30, 2004. The decrease in gross profit margin is principally due to increases in data feed costs from the various exchanges.. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES

Operating expenses increased overall in the three month period ended June 30, 2005 versus the same period in the last fiscal year, mainly due to a substantial stock, option and warrant compensation expense as a result of the acquisition of Clickmarks and Expand Beyond. Further, in the first quarter of fiscal 2005, there was a large reversal of the repriced stock option expense required in the variable plan accounting. To a lesser extent, operating cost centers have increased due to the addition of Expand Beyond and Clickmarks. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                     -------------------------
DESCRIPTION                                             2005           2004
---------------------------------                    ----------     ----------
Research and development                             $  139,937     $  125,265
Sales and marketing                                     269,659        184,145
General and administrative                              270,759        245,176
Depreciation and amortization                            21,114         35,976
Stock, option and warrant expense                       119,551       (531,932)
                                                     ----------     ----------
Total                                                $  821,020     $   58,630
                                                     ==========     ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. Much of the development work for the Global Market Pro and HiplinkXS product lines have been completed, which has reduced research and development expenses. Remaining engineering costs are production projects for the existing products and services which has slightly increased spending in this first quarter of FY 2006.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased principally due to the increase in general advertising and non-sales supported marketing.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs increased during the three months ended June 30, 2005 versus 2004 due substantially to additional overhead costs related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three months ended June 30, 2005 versus 2004 is as a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. $23,500 in compensation expense was required to be recognized in the three months ended June 30, 2005. An offset of $555,191 to the compensation expense was required to be recognized in the three months ended June 30, 2004. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation for the three months ended June 30, 2005 is due mainly to the compensation expense for restricted stock grants and warrants to the new Expand Beyond and Clickmarks employees, and to a lesser extent to the compensation expense recorded for the October 2002 repriced stock options.

COMPREHENSIVE LOSS

The comprehensive loss of $477,417 or $0.02 per share for the three months ended June 30, 2005, compared to the comprehensive income of $305,451 or $0.01 per share for the three months ended June 30, 2004, respectively, is mainly a result of the combination of a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting that was taken in 2004 and a substantial stock, option and warrant compensation expense taken in 2005, and as a result of increased expenses related to the Expand Beyond and Clickmarks acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products as well as new staff. Additionally, the recent acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities, and consequently the overall cash loss increased by 30% for the three months ended June 30, 2005 versus 2004. The sources and uses of cash are summarized as follows (unaudited):

                                                  THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     2005             2004
                                                 ------------     ------------
Cash used in operating activities                $   (404,582)    $    (43,706)
Cash from investing activities                        120,442               --
Cash provided by financing activities                  54,050               --
Effect of exchange rate changes on cash                 1,249           (9,508)
                                                 ------------     ------------
Net decrease in cash and cash equivalents        $   (228,841)    $    (53,214)
                                                 ============     ============


Cash used in operating activities from continuing operations consisted principally of an operating loss of $483,900 resulting from gross profits of $337,120 and operating expenses of $821,020. Some of the operating loss is offset by non-cash expenses of $21,114 of depreciation and amortization and $119,551 of stock compensation expense. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $84,998, and an increase in prepaid expenses of $24,061, offset by an increase in other accrued liabilities of $88,181 and an increase in accounts receivable of $77,819.

Cash used in operating activities in the first quarter of FY 2005 consisted principally of an operating loss of $218,408 after eliminating the reversal in the stock compensation expense of $531,932. This loss resulted from gross profits of $372,154 and operating expenses of $590,562. Other operating activities that reduced the use of cash were a decrease in prepaid expenses of $12,300, an increase in accounts payable of $90,608 and an increase in accrued expenses of $22,118.

Cash provided by investing activities for the three months ended June 30, 2005 consisted principally of cash acquired in the Clickmarks acquisition of $120,442. There was no cash used in or provided by investing activities for the three months ended June 30, 2004.

Cash provided by financing activities for the three months ended June 30, 2005 consisted principally of draw down on our revolving line of credit of $50,000 and $4,050 of cash from the exercise of stock options. There was no cash used in or provided by financing activities for the three months ended June 30, 2004.

As of June 30, 2005, we had cash and cash equivalents amounting to $1,206,405, a decrease of $228,841 from the balance at March 31, 2005, which was $1,435,246. Working capital decreased to $822,024 at June 30, 2005 from $1,188,041 at the fiscal 2005 year end, a decrease of $366,017. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have a new operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $77,138 in FY 2006, $111,860 in FY 2007, $116,308 in FY 2008 and $58,896 in FY 2009 .There are
no material commitments for capital expenditures at June 30, 2005.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB for the year ended March 31, 2005. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2005, we had cash and cash equivalents of $1,206,405. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

We have $50,000 in a revolving line of credit with a bank at June 30, 2005. Due to the short term nature of the line of credit, there is no material exposure to interest rates.

We have a permanent engineering operation in Vancouver, B.C., Canada, and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At June 30, 2005, the cumulative translation loss was $83,292. Given the relative stability of the Canadian and U.S. dollar exchange rate, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and as of June 30, 2005 there has been a small decline in the U.S. dollar against the Canadian dollar. Should the trend continue, we would seek to limit or hedge the exposure.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended June 30, 2005, we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. As a hiring and retention incentive, in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. Semotus also issued 70,646 shares of restricted common stock to some of these Clickmarks' employees. In connection with the acquisition, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $48,750, all of which was paid by the issuance of 137,324 shares of common stock.

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

None.


ITEM 5.   OTHER INFORMATION.

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)  Exhibits:
              31.1 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N. LaPine.
              31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.
              32.1 Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.
              32.2 Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.

          b)  Reports on Form 8-K:

The Company filed three Current Reports on Form 8-K during this quarter. On June 9, 2005 a Form 8-K/A was filed to attach the financial statements and related pro forma financial statements of Expand Beyond Corporation. On June 20, 2005 a Form 8-K was filed with respect to the entry into a definitive merger agreement with Clickmarks, Inc. On June 27, 2005 a Form 8-K was filed with respect to the completion of the acquisition of Clickmarks.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SEMOTUS SOLUTIONS, INC.





DATE:   AUGUST 5, 2005           BY: /S/ ANTHONY N. LAPINE
                                     --------------------------------------
                                     ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                     CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                     EXECUTIVE OFFICER)




                                 BY: /S/ CHARLES K. DARGAN, II
                                     --------------------------------------
                                     CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                     OFFICER (PRINCIPAL FINANCIAL OFFICER)