Form 10QSB
period 2005-09-30
SEMOTUS SOLUTIONS INC
filed 2005-11-09
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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


               718 University Ave., Suite 202, Los Gatos, CA 95032 (Address of Principal Executive Offices including zip code)

                                 (408) 399-6120
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

There were 29,186,013 shares of our Common Stock issued, and 28,378,720 shares of our Common Stock outstanding as of October 31, 2005.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


     a. Condensed Consolidated Balance Sheets as of September
        30, 2005 (unaudited) and March 31, 2005                              3

     b. Condensed Consolidated Statements of Operations and
        Comprehensive Loss for the three and six months ended
        September 30, 2005 and 2004 (unaudited)                              4

     c. Condensed Consolidated Statements of Cash Flows for the
        six months ended September 30, 2005 and 2004 (unaudited)             5

     d. Notes to the Condensed Consolidated Financial Statements
        (unaudited)                                                          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

ITEM 3. CONTROLS AND PROCEDURES                                             15


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 5. OTHER INFORMATION                                                   16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURES                                                                  18

CERTIFICATIONS                                                              19

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,    March 31,
                                      ASSETS                       2005           2005
                                                               -----------    -----------
CURRENT ASSETS:                                                (unaudited)
  Cash and cash equivalents                                    $ 1,048,584    $ 1,435,246

  Trade receivables (net of allowance for doubtful
   accounts of $17,267 at September 30, 2005 and
   $0.00 at March 31, 2005)                                        367,177        220,234


  Prepaid expenses and other current assets                         26,334         45,510
                                                               -----------    -----------
          Total current assets                                   1,442,095      1,700,990


Property and equipment, net                                         24,437         50,273

Goodwill, net                                                    3,445,409      1,860,162
                                                               -----------    -----------
          Total assets                                         $ 4,911,941    $ 3,611,425
                                                               ===========    ===========


                        LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Bank line of credit                                        $   143,372    $       --

    Accounts payable                                               351,644        224,630

    Accrued vacation                                                90,357         53,303

    Other accrued liabilities                                      143,188         55,903

    Deferred revenue                                               210,496        179,113
                                                               -----------    -----------
          Total current liabilities                                939,057        512,949
                                                               -----------    -----------
          Total liabilities                                        939,057        512,949
                                                               -----------    -----------

Commitments and contingencies (Note 8)
                                                               -----------    -----------

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
  50,000,000 shares; 29,186,013 issued and 28,378,720
  outstanding at September 30, 2005, and 24,767,144
  issued and 24,576,048 outstanding at March 31, 2005              283,787        245,761


Additional paid-in capital                                      70,329,212     68,698,586

Accumulated other comprehensive loss                               (81,922)       (78,344)

Accumulated deficit                                            (66,558,193)   (65,767,527)
                                                               -----------    -----------
           Total shareholders' equity                            3,972,884      3,098,476
                                                               -----------    -----------
           Total liabilities and shareholders' equity          $ 4,911,941    $ 3,611,425
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                           Three Months  Ended              Six Months Ended
                                                              September 30,                   September 30,
                                                          2005             2004           2005            2004
                                                      ------------    ------------    ------------    ------------
Revenues                                              $    685,721    $    457,562    $  1,163,066    $    898,137

Cost of revenues                                            82,472          75,319         222,697         143,739
                                                      ------------    ------------    ------------    ------------
Gross profit                                               603,249         382,243         940,369         754,398

Operating expenses:

    (Exclusive of depreciation and amortization and
     stock, option and  warrant expense)
    Research and development                               289,212         129,715         429,149         254,979
    Sales and marketing                                    340,086         221,828         609,745         405,973
    General and administrative                             325,938         213,994         596,697         459,170
    Depreciation and amortization                           18,513          37,337          39,627          73,313
    Stock, option and warrant expense                      (19,633)        (61,190)         99,918        (593,121)
                                                      ------------    ------------    ------------    ------------
    Total operating expenses                               954,116         541,684       1,775,136         600,314
                                                      ------------    ------------    ------------    ------------
      Operating income (loss)                             (350,867)       (159,441)       (834,767)        154,084

Other income (loss)                                         32,670           3,532          44,101           4,966
                                                      ------------    ------------    ------------    ------------
Net income (loss)                                         (318,197)       (155,909)       (790,666)        159,050

Other comprehensive income (loss) -
  Translation adjustment                                     1,370           8,219          (3,578)         (1,290)
                                                      ------------    ------------    ------------    ------------
Comprehensive income (loss)                           $   (316,827)   $   (147,690)       (794,244)   $    157,760
                                                      ============    ============    ============    ============
Net income (loss) per common share:
    Basic                                             $      (0.01)   $      (0.01)   $      (0.03)   $       0.01
    Diluted                                           $      (0.01)   $      (0.01)   $      (0.03)   $       0.01

Weighted average shares outstanding:
    Basic                                               25,081,392      22,743,965      22,834,455      22,718,412
    Diluted                                             25,081,392      22,743,965      22,834,455      23,713,647
                                                      ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months Ended
                                                                      September 30,
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                           $  (790,666)   $   159,050

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

      Depreciation and amortization                                 39,627         73,313

      Compensation expense related to stock, stock options
        and warrants issued for services                            99,918       (593,121)

      Amortization of notes receivable, net                           --           14,731

      Non-cash settlement of liabilities                            (9,146)          --

    Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:

      Accounts and other receivables                               (82,370)       (37,495)

      Prepaid expenses and other assets                             28,414         21,030

      Accounts payable                                             113,482        110,182

      Accrued expenses and other current liabilities               (53,289)        44,996

      Deferred revenue                                              (5,174)         5,280
                                                               -----------    -----------
   Net cash used in operating activities                          (659,204)      (202,034)
                                                               -----------    -----------
Cash flows from investing activities:

     Cash acquired for stock in acquisition                        120,442           --
                                                               -----------    -----------
     Net cash provided by investing activities                     120,442           --
                                                               -----------    -----------

Cash flows from financing activities:

   Bank line of credit (Note 6)                                    143,372           --

   Proceeds from exercise of options and warrants                    7,438          8,007
                                                               -----------    -----------
   Net cash provided by (used in) financing activities             150,810          8,007
                                                               -----------    -----------
   Effect of exchange rate changes on cash                           1,290         (3,503)
                                                               -----------    -----------
   Net decrease in cash and cash equivalents                      (386,662)      (197,530)

   Cash and cash equivalents, beginning of period                1,435,246      1,717,052
                                                               -----------    -----------
   Cash and cash equivalents, end of period                    $ 1,048,584    $ 1,519,522
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                                    Six Months  Ended
                                                                      September 30,
                                                                   2005           2004
                                                               -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                         $     1,432    $       405
                                                               ===========    ===========
Cash paid for income taxes                                     $     3,325    $     2,400
                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non-cash compensation expense (reversal) due to
  variable accounting for repriced stock options               $   (81,201)   $  (634,693)
                                                               ===========    ===========
Assets acquired for stock, and liabilities assumed,
  in Clickmarks, Inc.:
       Assets acquired                                         $   203,766    $       --

       Goodwill                                                  1,585,247            --
                                                               -----------    -----------
       Fair value of assets                                      1,789,013            --

       Liabilities assumed                                       (227,716)            --
                                                               -----------    -----------
Non-cash purchase consideration for the acquisition of
  Clickmarks, Inc. through the issuance of common stock        $ 1,561,297    $       --

                                                               ===========    ===========
Non-cash value of warrants issued as part of the
  acquisition of Clickmarks, Inc.                              $   279,692    $       --
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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended September 30, 2005 and 2004 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial results of operations or cash flows.

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

Effective October 23, 2002 our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on September 30, 2005 from the closing stock price on March 31, 2005 resulted in an offset of $104,701 and $81,201 to the compensation expense to be recognized in the three and six months ended September 30, 2005, respectively. A decrease in the closing stock price on September 30, 2004 from the closing stock price on March 31, 2004 resulted in an offset of $79,502 and $634,693 to the compensation expense to be recognized in the three months and six months ended September 30, 2004, respectively. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, our net loss in fiscal quarters ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

                                                                 Three Months Ended           Six Months Ended
                                                                    September 30,                September 30,
                                                                 2005          2004           2005          2004
                                                              ---------     ---------      ---------     ---------
Net income (loss), as reported                                $(318,197)    $(155,909)     $(790,666)    $ 159,050

(Less) add: Total stock-based employee compensation
expense (reversal) determined under intrinsic value
based method for all awards and variable accounting for
repriced options                                               (104,701)      (79,502)       (81,201)     (634,693)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards         (31,042)      (19,368)       (60,016)      (58,221)

Pro forma net loss                                            $(453,940)    $(254,779)      (931,883)     (533,864)

Net income (loss) per share:

Basic - as reported                                             $(0.01)       $(0.01)        $(0.03)       $ 0.01

Basic - pro forma                                               $(0.02)       $(0.01)        $(0.04)       $(0.02)

Diluted - as reported                                           $(0.01)       $(0.01)        $(0.03)       $ 0.01

Diluted - pro forma                                             $(0.02)       $(0.01)        $(0.04)       $(0.02)


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

For the three and six months ended September 30, 2005, 5,241,381 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. For the three and six months ended September 30, 2004, 5,166,450 and 4,145,279 potential shares, respectively, were excluded from the shares to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT

On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. The outstanding amount under line of credit is $143,372, which is being used for working capital purposes. The maximum amount allowed to be advanced is 80% of our eligible accounts receivable or $150,000, whichever is less. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on July 29, 2005 for one year so that the line of credit terminates on July 28, 2006, when all advances are immediately payable.

7. ACQUISITIONS

We made no acquisitions in the fiscal quarters ended September 30, 2005 or 2004.

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $203,766 in fair value of assets and recorded $1,585,247 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. We recorded approximately $141,000 in expense in the six months ended September 30, 2005, related to the 1,000,000 warrants granted to the Clickmarks' employees. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks' employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks' employees at or before their annual anniversary with Semotus.

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

8. COMMITMENTS AND CONTINGENCIES

We have a new operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $54,450 in from October 1, 2005 through March 31, 2006, $111,860 in FY 2007, $116,308 in FY 2008 and $58,896 in
FY 2009. There are no material commitments for capital expenditures at September 30, 2005.

9. SUBSEQUENT EVENT

On October 11, 2005 we entered into an Amendment to the loan and security agreement discussed in Footnote 6. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less.

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

OVERVIEW

Through fiscal year 2004 to present, we have focused on growing revenues through increased sales in our existing and acquired software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. Through the acquisition of Expand Beyond Corporation, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products. Through the acquisition of Clickmarks, we acquired a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends.

We had a net loss of $318,197 in the three months ended September 30, 2005, as compared to a net loss of $155,909 in the three months ended June 30, 2004. However, the per share loss for the three months ended September 30, 2005 and 2004 was identical, at $0.01 per share. We had a net loss of $790,666 and $0.03 per share in the six months ended September 30, 2005, as compared to net income of $159,050 and $0.01 per share in the six months ended September 30, 2004. The overall cash decline was increased to $386,662 from $197,530 in the six months ended September 30, 2005 versus 2004. Although the Company has increased its engineering and sales and marketing spending, it has not yet resulted in increased operating income or cash flow from product and service sales.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

Revenues for the three months ended September 30, 2005 increased 50% to $685,721 as compared to $457,562 for the three months ended September 30, 2004. Revenues increased 29.5% to $1,163,066 for the six months ended September 30, 2005 as compared to $898,137 for the six months ended September 30, 2004. This is due to the addition of sales from both Expand Beyond and Clickmarks. In general, the increase in sales is largely due to the increased IT spending by corporate customers as the technology industry continues to recover. Corporate customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 87% from 84% in the three months ended September 30, 2005 versus September 30, 2004, but decreased to 80% from 84% in the six months ended September 30, 2005 versus 2004. The decrease in gross profit margin for the six months ended September 30, 2005 is principally due to increases in data feed costs from the various exchanges. As part of the Company's cost management, Semotus changes data feed suppliers on a competitive basis from time to time, which has improved the gross profit margin the the three months ended September 30, 2005. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES

Operating expenses increased overall in the three and six month periods ended September 30, 2005 versus the same periods in the last fiscal year, due to the increases in operating cost centers, which resulted from the acquisitions of Clickmarks and Expand Beyond. Further, in the second quarter of last fiscal year, there was a large reversal of the repriced stock option expense required in the variable plan accounting. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                THREE MONTHS                 SIX MONTHS
                                                   ENDED                       ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,

     DESCRIPTION                              2005         2004           2005         2004
                                           ---------    ---------     ----------    ---------
     Research and development              $ 289,212    $ 129,715     $  429,149    $ 254,979

     Sales and marketing                     340,086      221,828        609,745      405,973

     General and administrative              325,938      213,994        596,697      459,170

     Depreciation and amortization            18,513       37,337         39,627       73,313

     Stock, option and warrant expense       (19,633)     (61,190)        99,918     (593,121)
                                           ---------    ---------     ----------    ---------
     Total                                 $ 954,116    $ 541,684     $1,775,136    $ 600,314

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs increased due to product improvements and enhancements from the acquisition of Expand Beyond and Clickmarks, as well as from an increase in personnel in engineering. Remaining engineering costs are production projects for the existing products and services which has also increased spending in this second quarter ending September 30, 2005.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased principally due to the increase in general advertising and non-sales supported marketing, as well as from the addition of new sales personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs increased during the three and six months ended September 30, 2005 versus 2004 due substantially to additional overhead costs related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and six months ended September 30, 2005 versus 2004 is as a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

The non-cash charges for compensation consists mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. An offset of $104,701 to the compensation expense was required to be recognized in the three months ended September 30, 2005. $81,201 in compensation expense was required to be recognized in the six months ended September 30, 2005. Offsets of $79,502 and $634,693 to the compensation expense were required to be recognized in the three and six months ended September 30, 2004. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The increase in non-cash charges for compensation for the six months ended September 30, 2005 is due mainly to the compensation expense for restricted stock grants and warrants to the new Expand Beyond and Clickmarks employees, and to a lesser extent to the compensation expense recorded for the October 2002 repriced stock options.

COMPREHENSIVE LOSS

The comprehensive loss of $316,827 or $0.01 per share and $794,244 or $0.03 per share for the three and six months ended September 30, 2005, respectively, compared to the comprehensive loss of $147,690 or $0.01 per share and comprehensive income of $157,760 or $0.01 per share for the three and six months ended September 30, 2004, respectively, is mainly a result of the combination of a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting that was taken in 2004 and a substantial stock, option and warrant compensation expense taken in 2005, and as a result of increased operating expenses related to the Expand Beyond and Clickmarks acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products as well as new staff. Additionally, the recent acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities, and consequently the overall cash loss increased by 96% for the six months ended September 30, 2005 versus 2004. The sources and uses of cash are summarized as follows (unaudited):

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        2005           2004
                                                     ---------      ---------
     Cash used in operating activities               $(659,204)     $(202,034)

     Cash provided by investing activities             120,442            --

     Cash provided by financing activities             150,810          8,007

     Effect of exchange rate changes on cash             1,290         (3,503)
                                                     ---------      ---------
     Net decrease in cash and cash equivalents       $(386,662)     $(197,530)
                                                     =========      =========

Cash used in operating activities from continuing operations consisted principally of an operating loss of $834,767 resulting from gross profits of $940,369 and operating expenses of $1,775,136. Some of the operating loss is offset by non-cash expenses of $39,627 of depreciation and amortization and $99,918 of stock compensation expense. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $113,482 and an increase in prepaid expenses of $28,414, offset by an increase in other accrued liabilities of $53,289 and an increase in accounts receivable of $82,370.

Cash used in operating activities in the six months ended September 30, 2004 consisted principally of an operating loss of $439,037 after eliminating the reversal in the stock compensation expense of $593,121. This loss resulted from gross profits of $754,398 and operating expenses of $1,193,435. Other operating activities that reduced the use of cash were a decrease in prepaid expenses of $21,030, an increase in accounts payable of $110,182 and an increase in accrued expenses of $44,996.

Cash provided by investing activities for the six months ended September 30, 2005 consisted principally of cash acquired in the Clickmarks acquisition of $120,442. There was no cash used in or provided by investing activities for the six months ended September 30, 2004.

Cash provided by financing activities for the six months ended September 30, 2005 consisted principally of draw down on our revolving line of credit of $150,000 and $7,438 of cash from the exercise of stock options. Cash provided by financing activities for the six months ended September 30, 2004 consisted of $8,007 of cash from the exercise of stock options.

As of September 30, 2005, we had cash and cash equivalents amounting to $1,048,584, a decrease of $386,662 from the balance at March 31, 2005, which was $1,435,246. Working capital decreased to $503,038 at September 30, 2005 from $1,188,041 at the fiscal 2005 year end, a decrease of $685,003. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have a new operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $77,138 in FY 2006, $111,860 in FY 2007, $116,308 in FY 2008 and $58,896 in
FY 2009. There are no material commitments for capital expenditures at September 30, 2005.

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

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial results of operations or cash flows.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2005, we had cash and cash equivalents of $1,048,584. Cash and cash equivalents consisted of demand deposits and money market accounts. Because of the cash equivalency of the money market accounts and the liquidity thereof, there is no material exposure to interest rates for these accounts.

We have $150,000 in a revolving line of credit with a bank at September 30, 2005. Due to the short term nature of the line of credit, there is no material exposure to interest rates.

We have a permanent engineering operation in Vancouver, B.C., Canada, and therefore we have an exposure to the Canadian and U.S. dollar exchange rate. In the ordinary course of business, we transfer funds to the Canadian company and record the translation at the current exchange rate. We record translation gains and losses in comprehensive income (loss). At September 30, 2005, the cumulative translation loss was $81,922. Given the historical relative stability of the Canadian and U.S. dollar exchange rate, and due to the small cost center in Canada, we have not deemed it necessary to hedge this exposure. We actively monitor the situation and while as of September 30, 2005 there has been a small decline in the U.S. dollar against the Canadian dollaR we do not deem it significant enough to incur the cost of hedging. Should the trend continue, we would seek to limit or hedge the exposure.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2005, we issued 60,000 shares of restricted common stock to two third party independent consultants in exchange for services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 22, 2005, for the purpose of (1) electing four directors, (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2006, and (3) approving the Company's 2005 Stock Option Plan. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

                                           % OF SHARES     VOTES      % OF VOTED
         DIRECTORS           VOTES FOR         VOTED      WITHHELD     WITHHELD
         ---------           ---------         -----      --------     --------

     Anthony N. LaPine       25,331,916        97.89%      546,877       2.11%

     Robert Lanz             25,701,081        99.32%      177,712       0.68%

     Mark Williams           25,698,673        99.31%      180,120       0.69%

     Laurence W. Murray      25,700,136        99.31%      178,657       0.69%


ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2006 was approved. The vote was as follows:

     VOTES FOR     % OF SHARES VOTED     VOTES AGAINST     VOTES ABSTAINED
     ---------      ----------------     -------------     ---------------
     25,797,181          99.68%              48,727            32,885



ITEM (3). The approval of the Company's 2005 Stock Option Plan was approved. The vote was as follows:

                 % OF SHARES
     VOTES FOR      VOTED     VOTES AGAINST   VOTES ABSTAINED   BROKER NON-VOTES
     ---------      -----     -------------   ---------------   ----------------
     8,670,872      89.11%       705,466          353,405          16,149,050



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

b) Reports on Form 8-K:

The Company filed one Current Report on Form 8-K during this quarter. On September 6, 2005 a Form 8-K/A was filed to attach the financial statements and related pro forma financial statements of Clickmarks Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SEMOTUS SOLUTIONS, INC.





DATE: NOVEMBER 8, 2005              BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)