Form 10QSB
period 2005-12-31
SEMOTUS SOLUTIONS INC
filed 2006-02-14
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

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

Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [_] No [X]

There were 32,134,303 shares issued and 31,327,010 shares outstanding of the Registrant's Common Stock as of January 31, 2006.

          Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

     a. Condensed Consolidated Balance Sheets as of December 31,
        2005 (unaudited) and March 31, 2005                                   3

     b.  Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three and nine months ended
         December 31, 2005 and 2004 (unaudited)                               4

     c. Condensed Consolidated Statements of Cash Flows for the nine
        months ended December 31, 2005 and 2004 (unaudited)                   5

     d. Notes to the Condensed Consolidated Financial Statements              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM 3. CONTROLS AND PROCEDURES                                              14

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

ITEM 5. OTHER INFORMATION                                                    14

ITEM 6. EXHIBITS                                                             15

        SIGNATURES                                                           16

        CERTIFICATIONS                                                       17

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,     MARCH 31,
                                 ASSETS                                         2005           2005
                                                                           ------------    ------------
CURRENT ASSETS:                                                             (unaudited)
Cash and cash equivalents                                                  $    977,009    $  1,435,246
Trade receivables (net of allowance for doubtful accounts
of $52,267 at December 31, 2005 and $0.00 at March 31, 2005)                    469,202         220,234
Prepaid expenses and other current assets                                        23,706          45,510
                                                                           ------------    ------------
           Total current assets                                               1,469,917       1,700,990

Property and equipment, net                                                      13,447          50,273
Goodwill, net                                                                 3,445,409       1,860,162
                                                                           ------------    ------------
           Total assets                                                    $  4,928,773    $  3,611,425
                                                                           ============    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                      $    199,174    $    224,630
     Accrued vacation                                                            79,258          53,303
     Other accrued liabilities                                                  142,722          55,903
     Deferred revenue                                                           223,224         179,113
                                                                           ------------    ------------
           Total current liabilities                                            644,378         512,949
                                                                           ------------    ------------
           Total liabilities                                                    644,378         512,949
                                                                           ------------    ------------

Commitments and contingencies (Note 8)
                                                                           ------------    ------------

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized: 50,000,000 shares;
32,091,637 issued and 31,284,344 outstanding at December 31, 2005,
and 24,767,144 issued and 24,576,048 outstanding at March 31, 2005              312,843         245,761
Additional paid-in capital                                                   70,870,596      68,698,586
Accumulated other comprehensive loss                                            (81,704)        (78,344)
Accumulated deficit                                                         (66,817,340)    (65,767,527)
                                                                           ------------    ------------
            Total shareholders' equity                                        4,284,395       3,098,476
                                                                           ------------    ------------
            Total liabilities and shareholders' equity                     $  4,928,773    $  3,611,425
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                Three Months Ended               Nine Months Ended
                                                   December 31,                     December 31,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005             2004
                                           ------------    ------------    ------------    ------------
Revenues                                   $    688,217    $    466,952    $  1,851,283    $  1,365,088

Cost of revenues                                 82,439          75,334         305,136         221,074
                                           ------------    ------------    ------------    ------------
Gross profit                                    605,778         391,618       1,546,147       1,144,014

Operating expenses:
    Research and development                    309,565         137,134         738,714         392,114
    Sales and marketing                         294,092         204,914         903,837         610,887
   General and administrative                   310,770         172,816         907,467         629,975
    Depreciation and amortization                10,962          24,384          50,589          97,696
    Stock, option and warrant expense           (58,374)        691,791          41,544          98,670
                                           ------------    ------------    ------------    ------------
    Total operating expenses                    867,015       1,231,039       2,642,151       1,829,342
                                           ------------    ------------    ------------    ------------
      Operating income (loss)                  (261,237)       (839,421)     (1,096,004)       (685,328)

Other income (loss)                               2,090            (885)         46,191           4,082
                                           ------------    ------------    ------------    ------------
Net income (loss)                              (259,147)       (840,306)     (1,049,813)       (681,246)
Other comprehensive income (loss) -
Translation adjustment                              218           4,504          (3,360)          3,214
                                           ------------    ------------    ------------    ------------
Comprehensive income (loss)                $   (258,929)   $   (835,802)   $ (1,053,173)   $   (678,032)
                                           ============    ============    ============    ============
Net income (loss) per common share:
    Basic                                  $      (0.01)   $      (0.04)   $      (0.04)   $      (0.03)
    Diluted                                $      (0.01)   $      (0.04)   $      (0.04)   $      (0.03)

Weighted average shares outstanding:
    Basic                                    30,423,013      22,785,846      28,216,191      22,740,972
    Diluted                                  30,423,013      22,785,846      28,216,191      22,740,972
                                           ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                       $ (1,049,813)   $   (681,246)

   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

     Depreciation and amortization                                               50,589          97,696
      Compensation expense related to stock, stock options and
      warrants issued for services
                                                                                 41,544          98,670
      Amortization of notes receivable, net                                        --            14,731
      Non-cash settlement of liabilities                                         (9,146)           --

    Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
      Accounts and other receivables                                           (184,394)        (43,948)
      Prepaid expenses and other assets                                          31,041          32,853
      Accounts payable                                                          (38,988)         59,032
      Accrued expenses and other current liabilities                            (64,855)         62,593
      Deferred revenue                                                            7,554          17,299
                                                                           ------------    ------------
   Net cash used in operating activities                                     (1,216,468)       (342,320)
                                                                           ------------    ------------
Cash flows from investing activities:
     Cash acquired for stock in acquisition                                     120,442            --
                                                                           ------------    ------------
   Net cash provided by investing activities                                    120,442            --

Cash flows from financing activities:
   Proceeds from bank line of credit                                               --            50,000
   Proceeds from Bathgate financing                                             628,814            --
   Proceeds from exercise of options and warrants                                 7,438           8,007
                                                                           ------------    ------------
   Net cash provided by financing activities                                    636,252          58,007
                                                                           ------------    ------------
   Effect of exchange rate changes on cash                                        1,537             (14)
                                                                           ------------    ------------
   Net decrease in cash and cash equivalents                                   (458,237)       (284,327)
   Cash and cash equivalents, beginning of period                             1,435,246       1,717,052
                                                                           ------------    ------------
   Cash and cash equivalents, end of period                                $    977,009    $  1,432,725
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                     $      2,594          $1,603
                                                                           ============    ============
Cash paid for income taxes                                                 $      3,912          $4,874
                                                                           ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash value of warrants issued as part of the
  private placement financing                                              $    425,112    $       --
                                                                           ============    ============
Non-cash value of warrants issued as part of the
  investment bank's fees for the private placement financing               $     98,159    $       --
                                                                           ============    ============
Non-cash compensation expense (reversal) due to variable
  accounting for repriced stock options                                    $   (238,241)   $     49,381
                                                                           ============    ============
Common stock issued for services                                           $     54,347    $       --
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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2005 and 2004 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

3. RECENT PRONOUNCEMENTS

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the Company's consolidated financial position results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for the first interim or annual accounting period beginning after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial position results of operations or cash flows.

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

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on December 31, 2005 from the closing stock price on September 30, 2005 and on March 31, 2005 resulted in an offset of $157,040 and $238,241 to the compensation expense to be recognized in the three and nine months ended December 31, 2005, respectively. A compensation expense in the amount of $684,074 and $49,381 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three and nine month periods, respectively, ended December 31, 2004. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

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

For the three and nine months ended December 31, 2005, 6,979,460 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. For the three and nine months ended December 31, 2004, 5,002,365 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT

On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. This agreement is still in place, but is currently paid off, and during the three months ended December 31, 2005 there was no outstanding amount under this line of credit.

The maximum amount allowed to be advanced is 80% of our eligible accounts receivable or $150,000, whichever is less. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on July 29, 2005 for one year so that the line of credit terminates on July 28, 2006, when all advances are immediately payable. On October 11, 2005 we entered into an Amendment to the loan and security agreement discussed above. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less.

7. ACQUISITIONS

We made no acquisitions in the fiscal quarters ended December 31, 2005 or 2004.

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $203,766 in fair value of assets and recorded $1,585,247 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. We recorded approximately $193,163 in expense in the nine months ended December 31, 2005, related to the 1,000,000 warrants granted to the Clickmarks employees. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks employees at or before their annual anniversary with Semotus.

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

8. COMMITMENTS AND CONTINGENCIES

We have a new operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $54,450 from October 1, 2005 through March 31, 2006, $111,860 in FY 2007, $116,308 in FY 2008 and $58,896 in FY 2009.
There are no material commitments for capital expenditures at December 31, 2005.

9. EQUITY PRIVATE PLACEMENT

We closed an equity private placement of US$700,000 on November 14, 2005. Under the terms of the private placement, we sold an aggregate of 700,000 Units, consisting of 2,800,000 shares of common stock at $0.25 per share and 1,400,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share until September 30, 2008. 720,000 of these warrants are not exercisable until May 14, 2006. In connection with the private placement, we paid a placement fee to the placement agent, Bathgate Capital Partners, of $56,000, and issued 420,000 share purchase warrants exercisable at $0.30 per share at a value of $98,159. After payment of expenses in the amount of $14,000 and placement fees, we received net proceeds of approximately $630,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

10. SUBSEQUENT EVENTS

On January 11, 2006, we executed a Patent Purchase Agreement with Expand Beyond Corporation and Stavros Investments LLC ("Stavros"). Under this Agreement and upon meeting certain closing conditions, we have agreed to sell, assign, transfer and convey Expand Beyond's patents and/or patent applications, as well as three patents and/or patent applications owned by Semotus, as listed in the Agreement (together, the "Patents") to Stavros for $175,000, substantially all of which is profit.

Additionally, Stavros grants back to us, with certain limitations as further described in the Agreement, a royalty-free, irrevocable, non-exclusive, non-transferable, non-assignable, non-sublicensable, worldwide right and license under the Patents to internally practice the methods and processes covered by the Patents, and to make, have made, use, distribute, lease, sell, offer for sale, import, export, develop and otherwise transfer or dispose of and otherwise exploit any products covered by the Patents ("Covered Products"). This license shall apply to the reproduction and subsequent distribution of Covered Products by authorized agents, such as a distributor, replicator, VAR or OEM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements and notes thereto set forth above. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 7, "Management's Discussion and Analysis or Plan of Operation," of our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

We had a net loss of $259,147 and $0.01 per share in the three months ended December 31, 2005, as compared to a net loss of $840,306 and $0.04 per share in the three months ended December 31, 2004. We had a net loss of $1,049,813 and $0.04 per share in the nine months ended December 31, 2005, as compared to a net loss of $681,246 and $0.03 per share in the nine months ended December 31, 2004. Our net decrease in cash and cash equivalents over the nine month period ended December 31, 2005 was $458,237 as compared to $284,327 in the nine months ended December 31, 2004. Although the Company has increased its engineering and sales and marketing spending, it has not yet resulted in increased operating income or cash flow from product and service sales.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

REVENUES

Revenues increased 47% to $688,217 and 36% to $1,851,283, respectively, for the three and nine months ended December 31, 2005 versus 2004. This is due to the addition of sales from both Expand Beyond and Clickmarks. In general, the increase in sales is largely due to the increased IT spending by corporate customers as the technology industry continues to recover. Corporate customers are using wireless products and services as tools to implement increased productivity in lieu of increasing personnel hiring

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 88% from 84% in the three months ended December 31, 2005 and 2004, respectively, and remained the same at 84% in the nine months ended December 31, 2005 and 2004. The increase is the result of continuing improvements in operating efficiencies and in the reduction of costs for the mobile enterprise software products. The cost of revenue principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES

In both the three and nine month periods for December 2005 versus 2004, the spending in operating expenses increased after eliminating the stock, option and warrant expense mostly from the costs related to the acquisitions. The Company is increasing its spending in sales and marketing by hiring new sales staff to take advantage of the increased IT spending by corporations. As well, the Company has increased R&D spending due to the addition of products and services from the acquisitions of Expand Beyond and Clickmarks. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses over the periods indicated (unaudited):

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   DECEMBER 31,                    DECEMBER 31,
                                           ----------------------------    ----------------------------
DESCRIPTION                                    2005            2004            2005            2004
-----------                                ------------    ------------    ------------    ------------
Research and development                   $    309,565    $    137,134    $    738,714    $    392,114
Sales and marketing                             294,092         204,914         903,837         610,887
General and administrative                      310,770         172,816         907,467         629,975
Depreciation and amortization                    10,962          24,384          50,589          97,696
Stock, option and warrant expense               (58,374)        691,791          41,544          98,670
                                           ------------    ------------    ------------    ------------
Total                                      $    867,015    $  1,231,039    $  2,642,151    $  1,829,342
                                           ============    ============    ============    ============

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs increased during the three and nine months ended December 31, 2005 versus 2004 due to product improvements and enhancements from the acquisition of Expand Beyond and Clickmarks, as well as from an increase in personnel in engineering. Remaining engineering costs are production projects for the existing products and services which has also increased spending in this third quarter ending December 31, 2005.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our products. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have increased during the three and nine months ended December 31, 2005 versus 2004 principally due to the increase in general advertising and non-sales supported marketing, as well as from the addition of new sales personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, and investor and public relations. These costs increased during the three and nine months ended December 31, 2005 versus 2004 due substantially to additional overhead costs related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and nine months ended December 31, 2005 versus 2004 is as a result of fully depreciated assets and from the decline in capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the time of issuance. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of FIN No. 44, that requires us to adjust compensation expense for increases and decreases in the intrinsic value of our common stock until those options are exercised, forfeited, or expire unexercised. A decrease in the closing stock price on December 31, 2005 from the closing stock price on September 30, 2005 and on March 31, 2005 resulted in an offset of $157,040 and $238,241 to the compensation expense to be recognized in the three and nine months ended December 31, 2005, respectively. A compensation expense in the amount of $684,074 and $49,381 was required to be recognized to reflect the net increase in stock price over the repriced amount for the three and nine month periods, respectively, ended December 31, 2004. (See Note 4, "Stock Based Compensation"). Increases or decreases in our stock price will also be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options. The decrease in non-cash charges for compensation expense for the three and nine months ended December 31, 2005 is due mainly to the offsets to the compensation expense recorded for the repriced stock options.

COMPREHENSIVE LOSS

The decrease in comprehensive loss to $258,929 or $0.01 per share for the three months ended December 31, 2005 compared to the comprehensive loss of $835,802 or $0.04 per share, for the three months ended December 31, 2004, respectively, is mainly a result of the combination of a substantial offset to the stock, option and warrant compensation expense as a result of variable plan accounting that was taken in 2005. The increase in comprehensive loss to $1,053,173 or $0.04 per share for the nine months ended December 31, 2005 compared to the comprehensive loss of $678,032 or $0.03 per share in the nine months ended December 31, 2004 is mainly a result of increased operating expenses related to the Expand Beyond and Clickmarks acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products as well as new staff. Additionally, the recent acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities, and consequently our overall cash position decreased by 61% for the nine months ended December 31, 2005 versus 2004. The sources and uses of cash are summarized as follows (unaudited):


                                                NINE MONTHS ENDED
                                                   DECEMBER 31,
                                           ----------------------------
                                               2005            2004
                                           ------------    ------------

Cash used in operating activities          $ (1,216,468)   $   (342,320)
Cash provided by investing activities           120,442            --
Cash provided by  financing activities          636,252          58,007
Effect of exchange rate changes on cash           1,537             (14)
                                           ------------    ------------
Net decrease in cash and cash equivalents  $   (458,237)   $   (284,327)
                                           ============    ============


Cash used in operating activities in the nine months ended December 31, 2005 consisted principally of an operating loss of $1,096,004 resulting from gross profits of $1,546,147 and operating expenses of $2,642,151. Some of the operating loss was offset by non-cash expenses of $50,589 of depreciation and amortization and $41,544 of stock compensation expense. Other operating activities that contributed to the increase in the use of cash were a decrease in accounts payable of $38,988 and a decrease in other accrued liabilities of $64,855 and an increase in accounts receivable of $184,394.

Cash used in operating activities in the nine months ended December 31, 2004 consisted principally of an operating loss of $685,328 after the stock compensation expense of $98,670. This loss resulted from gross profits of $1,144,014 and operating expenses of $1,829,342. Other operating activities that reduced the use of cash were an increase in accrued expenses of $62,593, and an increase in accounts payable of $59,032 offset slightly by an increase in accounts receivable of $43,948.

Cash provided by investing activities for the nine months ended December 31, 2005 consisted principally of cash acquired in the Clickmarks acquisition of $120,442. There was no cash used in or provided by investing activities for the nine months ended December 31, 2004.

Cash provided by financing activities for the nine months ended December 31, 2005 consisted principally of $628,814 from the private placement that we closed in November 2005 as well as $7,438 in proceeds from the exercise of stock options and warrants. Cash flows from financing activities for the nine months ended December 31, 2004 produced a net increase in cash of $58,007, consisting principally of $50,000 in a draw down from our bank line of credit, and $8,007 from proceeds from the exercise of stock options and warrants.

As of December 31, 2005, we had cash and cash equivalents amounting to $977,009, a decrease of $458,237 from the balance at March 31, 2005, which was $1,435,246. Working capital decreased to $825,539 at December 31, 2005 from $1,188,041 at the fiscal 2005 year end, a decrease of $362,502. The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have a new operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $77,138 in FY 2006, $111,860 in FY 2007, $116,308 in FY 2008 and $58,896 in FY 2009. There are
no material commitments for capital expenditures at December 31, 2005.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement if effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the Company's consolidated financial position results of operations or cash flows

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for interim or annual accounting periods after December 15, 2005. As part of its employee compensation, the Company issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. This will have a significant impact on the financial statements of the Company.

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial position results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

Semotus closed an equity private placement of US$700,000 on November 14, 2005. Under the terms of the private placement, we sold an aggregate of 700,000 Units, consisting of 2,800,000 shares of common stock at $0.25 per share and 1,400,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share until September 30, 2008. 720,000 of these warrants are not exercisable until May 14, 2005. In connection with the private placement, we paid a placement fee to the placement agent, Bathgate Capital Partners, of $56,000, and issued 420,000 share purchase warrants exercisable at $0.30 per share. After payment of expenses in the amount of $14,000 and placement fees, we received net proceeds of $630,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

During the quarter ended December 31, 2005, we issued 105,624 shares of restricted common stock to two third party independent consultants in exchange for services in the amount of $30,747.

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


                                    SEMOTUS SOLUTIONS, INC.


DATE: FEBRUARY 13, 2006             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT,  AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)