Form 10KSB
period 2006-03-31
SEMOTUS SOLUTIONS INC
filed 2006-06-28
CIK 832370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: MARCH 31, 2006

                         COMMISSION FILE NUMBER: 1-15569

                             SEMOTUS SOLUTIONS, INC.
                 (Name of small business issuer in its charter)


           Nevada                                           36-3574355
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               718 UNIVERSITY AVE., SUITE 202, LOS GATOS, CA 95032 (Address of principal executive offices, including zip code)

Issuer's telephone number: (408) 399-6120

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE                    AMERICAN STOCK EXCHANGE

Securities Registered Pursuant to Section 12(g) of the Act: NONE


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $2,432,922.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 5, 2006 was $7,465,000.

     As of June 9, 2006, 35,599,089 shares of the issuer's Common stock were issued and 34,791,796 shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III of the Form 10-KSB.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and is therefore filing this Form with the reduced disclosure format.
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006
                                      INDEX

                                                                          PAGE

                                     PART I

ITEM 1   Description of Business.........................................   3
ITEM 2   Description of Property.........................................  12
ITEM 3   Legal Proceedings...............................................  12
ITEM 4   Submission of Matters to a Vote of Security Holders.............  12


                                     PART II

ITEM 5   Market for Common Equity and Related Stockholder Matters........  12
ITEM 6   Management's Discussion and Analysis or Plan of Operation.......  13
ITEM 7   Financial Statements............................................  17
ITEM 8   Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.............................  17
ITEM 8A  Controls and Procedures.........................................  18
ITEM 8B  Other Information...............................................  18


                                    PART III

ITEM 9    Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.....  18
ITEM 10   Executive Compensation.........................................  18
ITEM 11   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.....................  18
ITEM 12   Certain Relationships and Related Transactions.................  18
ITEM 13   Exhibits.......................................................  18
ITEM 14   Principal Accountant Fees and Services.........................  20

SIGNATURES...............................................................  43

CERTIFICATIONS...........................................................  46


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

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY
Semotus(R) Solutions, Inc. ("We" or "Our"), is a leading provider of software for wireless enterprise applications. Our software connects employees wirelessly to critical business systems, information and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the HipLinkXS family of software, the Global Market Pro family of software and services, the PocketAdmin and PocketDBA software from Expand Beyond, and Clickmarks' technology and software solutions. Our software provides mobility and convenience, increases efficiency, and improves profitability.

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

We currently have three wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of Semotus. Operations of Expand Beyond consist mainly of sales of software products and professional services and support of existing software applications. Expand Beyond's products and services further enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS software products. Operations of Clickmarks consist mainly of sales of software products and professional services and support of existing software applications. Clickmarks utilizes a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends. Clickmarks' technology will also be added to our HipLinkXS family of software products, as well as sold as a stand-alone software solution.

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

SIGNIFICANT EVENTS
On January 11, 2006, we executed a Patent Purchase Agreement (the "Agreement") with Expand Beyond Corporation and Stavros Investments LLC ("Stavros"). Under this Agreement we agreed to sell, assign, transfer and convey Expand Beyond's patents and/or patent applications, as well as three patents and/or patent applications owned by Semotus, as listed in the Agreement (together, the "Patents") to Stavros for $175,000, substantially all of which is profit. Additionally, Stavros granted back to us, with certain limitations as further described in the Agreement, a royalty-free, irrevocable, non-exclusive, non-transferable, non-assignable, non-sublicensable, worldwide right and license under the Patents to internally practice the methods and processes covered by the Patents, and to make, have made, use, distribute, lease, sell, offer for sale, import, export, develop and otherwise transfer or dispose of and otherwise exploit any products covered by the Patents ("Covered Products"). This license also applies to the reproduction and subsequent distribution of Covered Products by authorized agents, such as a distributor, replicator, VAR or OEM.

On November 14, 2005, we closed an equity private placement of US$700,000. Under the terms of the private placement, we sold an aggregate of 700,000 Units, consisting of 2,800,000 shares of common stock at $0.25 per share and 1,400,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share until September 30, 2008. 720,000 of these warrants are not exercisable until May 14, 2006. In connection with the private placement, we paid a placement fee to the placement agent, Bathgate Capital Partners, of $56,000, and issued 420,000 share purchase warrants exercisable at $0.30 per share at a value of $98,159. After payment of expenses in the amount of $14,000 and placement fees, we received net proceeds of approximately $630,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $216,853 in fair value of assets, $209,970 in liabilities and recorded $1,554,413 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. We recorded approximately $245,000 in expense in the fiscal year ended March 31, 2006, related to the

1,000,000 warrants granted to the Clickmarks employees. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks employees at or before their annual anniversary with Semotus. In connection with the acquisition of Clickmarks, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $48,750, all of which was paid by the issuance of 137,324 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights.

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

THE SEMOTUS STRATEGY
Our focus is on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. We focus our enterprise wireless application software strategy in target markets where there are significant growth opportunities and an existing strong customer base that is adopting mobile and wireless technology. Customer penetration and product acceptance are paramount to our formula. While we continue to improve and maintain our market leading technology, we mold our products for market acceptance. Through strong customer relationships and market knowledge, we blend our technology into readily identifiable and sellable products and services.

TARGET MARKETS
While our technology can drive efficiencies in virtually any enterprise, we have chosen to focus in a manageable number of target markets, which we believe project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. This is summarized in the following chart:


      MARKET                               MARKET NEEDS
------------------  ------------------------------------------------------------

Healthcare          Highly reliable wireless alerts to defined groups of people with disparate handheld devices.
------------------  ------------------------------------------------------------
Legal               Building web portals to deliver personalized content and
                    applications to remote attorneys and clients.
------------------  ------------------------------------------------------------
Government          Offering citizens web-based access to internal data and
                    applications on legacy systems.
------------------  ------------------------------------------------------------
Retail              Wireless messaging to create greater intimacy with customers and ensure just-in-time product availability.
------------------  ------------------------------------------------------------
Financial           Providing investment professionals with remote/wireless
                    access to real-time stock quotes, trades, etc.
------------------  ------------------------------------------------------------
Security            Mission-critical wireless alerts, reducing the time needed to respond to security breaches.
------------------  ------------------------------------------------------------
Transportation      Work order notification and dispatch, status updates, and
                    pickup and delivery information, enabling the workforce to maintain real-time communication and enhance fleet
                    efficiency.
------------------  ------------------------------------------------------------
Any enterprise      Offering sales people remote access to product
with a large        specifications, customer databases, appointment calendars,
outside sales       pricing, and competitive information.
force
------------------  ------------------------------------------------------------
Any enterprise      Remotely monitoring, managing, and troubleshooting of
with a large IT     databases, servers, routers and switches.
infrastructure
------------------  ------------------------------------------------------------

SERVICES AND PRODUCTS
During the fiscal year ended March 31, 2006, we offered the following services and products:

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

Clickmarks Products. Through the acquisition of Clickmarks, we acquired a technology that enables enterprises to rapidly and cost-effectively develop and deploy real-time web, portal and mobile applications that automate workflows and improve information access for employees and customers. Clickmarks' technology allows client companies to unite disparate project, customer and partner information into a single Enterprise Information Portal (EIP) platform for all of its employees, without rewriting or replacing existing backend applications.

Wireless Messaging and Communications Software:
Hiplink(TM)XS Family. As part of our enterprise application software offerings, we launched HipLinkXS in July of 2001. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. Some examples of applications that HipLinkXS can easily integrate with, working as the critical event notification component, include:
NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

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

Wireless Financial Services and Software:
The Global Market Pro(TM) ("GMP") Family. These wireless software applications securely deliver real-time financial information and news; they monitor any security or market indicator in real-time and send out a wireless alert when pre-set values have been reached. These services are marketed to financial institutions who employ traders and other financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. The GMP Family of software and services currently includes: GMP; Equity Market Pro(TM) ("EMP"); and Futures Market Pro ("FMP").

Our wireless financial applications provide real-time financial data from leading news and information sources, including but not limited to: Comstock, Market News International, Dow Jones News Service, Comtex and GovPX. These products have been engineered for all device platforms including, RIM Interactive 957, two-way pagers, WAP phones and the Palm VII. All three of these software applications feature a portfolio customization Web site interface, allowing individual users to set event or time driven push alerts based on specific criteria or establish custom portfolios for real-time on-demand data requests. All the data provided through GMP, EMP and FMP is completely customizable, providing information specific to each trader's needs. Features include the ability to create and track an unlimited number of watch lists for either push or pull delivery, snap quotes, charts and graphs, corporate profiles, symbol lookup, indices, and world composite data. EMP is an enterprise application built for the institutional equity trader using the GMP financial platform. FMP is a financial application that gives financial professionals instant access to real-time futures and equities data. We developed both EMP and FMP with the same customization capability as GMP, and we deploy EMP and FMP using our over-the-air-programming (OTAP) technology.

Legacy Financial Consumer Products:
We continue to offer a suite of wireless financial consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Our current line of financial consumer products is mostly comprised of QuoteXpress(R), CompanyNewsX and CommodityXpress(TM).

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

CUSTOMERS
We have a very diversified customer list. Although we have many customers utilizing our mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting
Policies: Revenue Recognition". Two customers accounted for 12% of our revenues for the fiscal year ended March 31, 2006. One customer accounted for 7% and the second customer accounted for 5%. One of these customers accounted for 8% of our accounts receivable at March 31, 2006.

REVENUE AND LONG-LIVED ASSETS
Most of our revenue is generated in the United States through our Los Gatos, California office, and most of our fixed assets are located in the Los Gatos, California office.

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

RESEARCH AND DEVELOPMENT
We have moved the majority of our research and development operations from Vancouver, B.C., Canada to Pakistan. As of March 31, 2006, we continued to employ 5 engineering persons and contract with 1 independent contractor in Canada. Additionally, we contracted with one corporate independent contractor in Pakistan, utilizing 15 full time and 6 part time individuals within that company for our research and development activities. We found it more advantageous to have our research and development operations located in Pakistan due to the abundance of available, affordable and talented software engineers. Furthermore, these particular engineers in Pakistan have considerable experience in wireless mobility software and are cost effective for us. The ex-president of Clickmarks and an ex-chief operating officer of Semotus, Mr. Umair Khan, is a partial owner of the company we are contracting with in Pakistan.

Total costs incurred in research and development amounted to $1,064,934 and $525,930, in the years ended March 31, 2006 and 2005, respectively.

INTELLECTUAL PROPERTY
Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights.

To date, we have federally registered certain of our trademarks. "Semotus", "HipLink", "QuoteXpress", "MailXpress", "Net2Wireless" and "Simkin" are registered trademarks of ours. In addition, we have applied for federal registration of other marks. However, we may not be successful in obtaining the service marks and trademarks for which we have applied.

In December 2003, we sold the rights to most of our issued patents and patent applications, but we retained a nonexclusive worldwide right to make, use and sell any products covered by these patents that we sold. We retained patent #5875436 "Virtual Transcription System" and a patent application related to our financial data services software, which we later also sold. In 2005, Clickmarks sold its rights to its issued patents and patent applications under a similar arrangement where Clickmarks retained a nonexclusive worldwide right to make, use and sell any products covered by these patents. In January 2006, Expand Beyond and Semotus sold, assigned, transferred and conveyed all of Expand Beyond's patents and/or patent applications, as well as the three patents and/or patent applications still owned by Semotus (together, the "Patents"), with a similar grant back to us, with certain limitations, of a royalty-free, irrevocable, non-exclusive, non-transferable, non-assignable, non-sublicensable, worldwide right and license under the Patents to internally practice the methods and processes covered by the Patents, and to make, have made, use, distribute, lease, sell, offer for sale, import, export, develop and otherwise transfer or dispose of and otherwise exploit any products covered by the Patents. These licenses shall apply to the reproduction and subsequent distribution of our products by authorized agents, such as a distributor, replicator, VAR or OEM.

We do not currently have any patents issued or patent applications in process. Any future patent applications with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

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

EMPLOYEES
At March 31, 2006, we had 23 full-time employees and 3 part-time employees, approximately 13 of whom were engaged in sales and marketing, 4 in finance and administration, and 9 in engineering. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

                                  RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISK FACTORS PARTICULAR TO SEMOTUS
WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.
We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $67,201,190.

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

WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES. Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and messaging software industries is intense, and finding and retaining qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is increasingly difficult to hire and retain these persons. We have a written employment agreement with Anthony N. LaPine, the Company's Chairman, CEO. We do not have employment agreements with any other officer or employee. If we lose the services of Mr. LaPine or any other key officer or key employee, such as Pamela LaPine, Tali Durant or Charles
K. Dargan, we may not be able to manage or operate our business successfully and achieve our business objectives.

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

OUR SUCCESS IS DEPENDENT IN PART ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, AND OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD HAVE A SIGNIFICANT ADVERSE IMPACT IN OUR BUSINESS.
Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. The measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and applied for a patent on our financial data services software. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. The sale of all of our patents, even while retaining a grant-back license to continue developing and licensing the technology underlying these patents, limits our ability to enforce our intellectual property rights. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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

RISK FACTORS RELATED TO OUR STOCK PRICE

THE CONTINUED LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE MAY BE IN JEOPARDY IF OUR TOTAL STOCKHOLDERS' EQUITY REMAINS BELOW $6,000,000.
Although we have not, as of the filing of this SEC Form 10-KSB, received a warning letter or any other written correspondence from the American Stock Exchange regarding the continued listing of our common stock, the continued listing of our common stock on the American Stock Exchange may be in jeopardy if our total stockholders' equity remains below $6,000,000. Our current total stockholders' equity as of March 31, 2006 is $3,922,209. If our common stock is delisted from the American Stock Exchange, our common stock would be listed on the Over the Counter ("OTC") Bulletin Board, which could affect the market and the liquidity of our common stock.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK BY OUR MAJOR STOCKHOLDERS AND OTHERS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the price of our common stock. As of March 31, 2006, Anthony N. LaPine, our Chief Executive Officer and Chairman of the Board, beneficially owned 2,844,000 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price of our common stock. In addition, as of March 31, 2006, we have granted and have outstanding 3,570,134 options, with 2,724,972 of those options immediately exercisable, to purchase our common shares in accordance with our 1996 Stock Option Plan. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

In addition, as part of the acquisition of Clickmarks completed in June 2005 and an equity private placement of $700,000 completed in November 2005, we recently filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on February 16, 2006 to qualify the resale of up to 7,130,640 shares of common stock and 1,875,000 shares issuable upon exercise of warrants. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

ITEM 2. DESCRIPTION OF PROPERTY.
Our corporate headquarters are located in Los Gatos, California. The accounting and legal departments, as well as a portion of our marketing, sales, and customer support departments, and one of our subsidiaries, Clickmarks, are all housed at this location. This facility is approximately 3,704 square feet, and is under a lease through September 30, 2008 with a monthly rental expense of $9,075. Semotus Systems Corp., a Semotus subsidiary which houses our engineering and research and development group, is located in Vancouver, British Columbia, Canada, where it occupies a facility of approximately 2,437 square feet. This lease expires on June 30, 2007, and has a monthly rental expense of $2,843 Canadian dollars. Expand Beyond Corporation, a Semotus subsidiary, is located in Chicago, Illinois, where it occupies a small portion of approximately 200 square feet within a facility of approximately 3,920 square feet, under a sublease which expires on November 30, 2006 and has a monthly rental expense of $357.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information. Our common stock is traded on the American Stock Exchange ("AMEX") under the symbol "DLK".

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

--------------------------------------------  ----------  ----------
                                                 HIGH         LOW
--------------------------------------------  ----------  ----------
FISCAL YEAR ENDED MARCH 31, 2005
--------------------------------------------  ----------  ----------
   Quarter ended June 30, 2004                 $   0.31    $   0.28
--------------------------------------------  ----------  ----------
   Quarter ended September 30, 2004            $   0.24    $   0.23
--------------------------------------------  ----------  ----------
   Quarter ended December 31, 2004             $   0.68    $   0.60
--------------------------------------------  ----------  ----------
   Quarter ended March 31, 2005                $   0.42    $   0.39
--------------------------------------------  ----------  ----------
FISCAL YEAR ENDED MARCH 31, 2006
--------------------------------------------  ----------  ----------
   Quarter ended June 30, 2005                 $   0.54    $   0.38
--------------------------------------------  ----------  ----------
   Quarter ended September 30, 2005            $   0.42    $   0.26
--------------------------------------------  ----------  ----------
   Quarter ended December 31, 2005             $   0.35    $   0.25
--------------------------------------------  ----------  ----------
   Quarter ended March 31, 2006                $   0.30    $   0.20
--------------------------------------------  ----------  ----------

(b) Holders. As of March 31, 2006, we had approximately 575 shareholders of record. We believe that in excess of 7,000 beneficial owners hold shares of our common stock in depository or nominee form.

(c) Dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized For Issuance Under Equity Compensation Plans. The information required by this Item will be included in our Proxy Statement for the Annual Meeting of Shareholders to be held in September 2006 under the caption "Executive Compensation - Summary Information Concerning Stock Option Plans," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated herein by reference.

Recent Sales of Unregistered Securities. During the quarter ended March 31, 2006 we issued securities which were not registered under the Securities Act of 1933, as amended, as follows: we issued a total of 128,000 common shares and warrants to purchase up to a total of 115,000 shares of common stock with immediate vesting, 75,000 of which are exercisable at $0.26 per share with a term of three years and 40,000 of which are exercisable at $0.35 per share with a term of two years, in exchange for certain third party services in the amount of $50,365.

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

OVERVIEW
Through fiscal year 2004 to present, we have focused on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. Through the acquisition of Expand Beyond in March 2005, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products. Through the acquisition of Clickmarks in June 2005, we acquired the use of a patented technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends. Clickmarks' technology will also be added to our HipLinkXS family of software products, as well as sold as a stand-alone software solution.

Management believes that it has adequate working capital for the next 12 months.

CRITICAL ACCOUNTING POLICIES
The critical accounting policies are revenue recognition, cost allocation to revenue and valuation of intangible assets.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. Expand Beyond and Clickmarks generate revenues from the sales of their software products and services.

REVENUE RECOGNITION
We recognize revenues based upon contract terms and completion of the sales process. Revenue is generated from one-time software licensing fees, annual maintenance fees and monthly wireless services fees provided to enterprises and consumers. We also receive a small revenue stream from pager rentals and from professional or related services. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the HipLink, Expand Beyond and Clickmarks families of products, software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain. The revenue from the maintenance fees received through these contracts are recognized ratably over the life of the maintenance contract. In the financial services, the monthly wireless services are billed in arrears and are recognized upon invoicing. For any professional or related services, revenue is generated from software engineering, training and consultation services; revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract. For consumer wireless services and pager rentals, revenue is recognized monthly upon credit card billing as the monthly service is delivered.

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

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill, but instead will assess potential future impairments of such intangible assets and goodwill by performing impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets and goodwill in relation to the carrying value of the assets. The effect of the adoption of SFAS 142 resulted in the net loss for the fiscal years ended March 31, 2004 and 2003 being smaller by $432,541 and $432,541, respectively, due to not amortizing goodwill. Management has determined that the goodwill of $3,414,575 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. The goodwill increased $1,554,413 in the fiscal year ended March 31, 2006 from the acquisition of Clickmarks, with the remaining amount of goodwill of $1,860,162 consisting of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's and Clickmarks' software applications.

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

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

REVENUES
Revenues for the years ended March 31, 2006 and 2005 were $2,432,922 and $1,806,295, respectively, which represents an increase of 35%, due to an overall recovery in the economy and increased technology capital spending. We also increased our sales force, which has helped our marketing efforts and enhanced our sales.

COST OF REVENUES AND GROSS MARGIN
The gross profit margin increased slightly by 2% to 82% for the fiscal year ended March 31, 2006, due to the fact that we are and we continue to be more efficient in all of our business operations, and reduced costs, which improved gross and operating margins.

OPERATING EXPENSES
Operating expenses increased by 69% in the fiscal year ended March 31, 2006 versus 2005, largely due to the reversal of the stock option expense that occurred in 2005 but not in 2006, and also due to an increase in all operating expenses mainly due to the acquisition of Clickmarks.

We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. For the fiscal years ended March 31, 2006 and 2005, there were not any impairment charges from continuing operations. The table below summarizes the changes in these categories of operating expenses during the past three fiscal years:


                                                      YEAR ENDED MARCH 31,
                                                  --------------------------
DESCRIPTION                                           2006          2005
-----------                                       ------------  ------------
Research and development                           $1,064,934    $  525,930
------------------------------------------------  ------------  ------------
Sales and marketing                                 1,136,119       869,328
------------------------------------------------  ------------  ------------
General and administrative                          1,231,031       839,077
------------------------------------------------  ------------  ------------
Depreciation and amortization                          60,648       119,812
------------------------------------------------  ------------  ------------
Stock, option and warrant expense                      61,831     (248,997)
------------------------------------------------  ------------  ------------
Totals                                             $3,554,563    $2,105,150
------------------------------------------------  ============  ============

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are principally for the development of updates to existing products, such as Futures Market Pro, Equity Market Pro and Global Market Pro, and for releases of new versions of our enterprise application products, the HipLinkXS family of software, PocketDBA and the other Expand Beyond software products, and the Clickmarks technology. These expenses have increased because major development work is going on to update HipLinkXS, Expand Beyond and the Clickmarks software products.

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

General and administrative expenses include senior management, accounting, legal and consulting expenses. This category also includes the costs associated with being a publicly traded company, including the costs of being listed on the American Stock Exchange, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs increased due to the acquisition of Clickmark and due to the post-acquisition integration of Expand Beyond.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The decline in this expense is due to the fact that there were no acquisitions of property, and equipment in fiscal year 2006 and that the existing property and equipment is reaching the end of its depreciable life.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services. Such services include financial, marketing and public relations consulting. The increase in non-cash charges for compensation in fiscal 2006 is due to the issuance of warrants to Clickmarks' employees. Further, we had a reversal of the compensation expense related to the repriced options in 2005, which did not occur in 2006.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Certain employee stock options, which have been repriced, are subject to the variable plan requirements of APB No. 25 that requires us to record compensation expense for changes in the fair value of our common stock. An offset of $325,244 to the compensation expense was required to be recognized in the fiscal year ended March 31,

2006 to reflect the net decrease in stock price over the repriced amount for the twelve months ended March 31, 2006. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

NON-OPERATING INCOME AND EXPENSES
Non-operating income, net of expenses, increased in the year ended March 31, 2006 versus 2005, due to the sale of our patents, which was somewhat offset by expenses related to our common stock offering in 2006.

COMPREHENSIVE LOSS
The increase by 118% in the comprehensive loss for the fiscal year ended March 31, 2006 to ($1,435,746) or ($0.05) per share from ($658,069) or ($0.03) per share for the fiscal year ended March 31, 2005 was due to a decreased operating efficiency due to the acquisition of Clickmarks, integration of Expand Beyond, increased spending in sales and marketing and an increase in the stock, option and warrant expense.

LIQUIDITY AND CAPITAL RESOURCES
Our cash flow use for the year ended March 31, 2006 was largely due to the cash used in operations offset by the cash received from a common stock offering, the acquisition of Clickmarks, and the sale of our patents. Our cash flow use for the year ended March 31, 2005, was largely due to the cash used in operations offset by the cash received from the acquisition of Expand Beyond Corporation.

The sources and uses of cash are summarized as follows:

                                                          YEAR ENDED MARCH 31,
                                                       -------------------------
                                                           2006          2005
                                                       ------------  -----------
Net cash used in operating activities                  $(1,339,146)  $ (676,618)
-----------------------------------------------------  ------------  -----------
Net cash provided by (used in) investing activities        120,242      399,319
-----------------------------------------------------  ------------  -----------
Net cash provided by (used in) financing activities        886,252       11,366
-----------------------------------------------------  ------------  -----------
Effect of exchange rate changes on cash                      2,890      (15,873)
-----------------------------------------------------  ------------  -----------
Net decrease in cash and cash equivalents                 (329,562)    (281,806)
-----------------------------------------------------  ------------  -----------

Cash used in operating activities for the year ended March 31, 2006 consisted principally of a net loss of $1,433,663 derived from gross profits of $1,987,874 offset by operating expenses of $3,554,563. Operating activities that contributed cash were an increase in accounts payable of $156,256, and a decline of $33,347 in prepaid expenses. This was offset by an increase in accounts receivable of $189,578 and a decrease in accrued expenses of $41,618. Cash used in operating activities for the year ended March 31, 2005 consisted principally of a net loss of $654,053 derived from gross profits of $1,443,132 offset by operating expenses of $2,105,150. Operating activities that contributed cash were a decline of $42,933 in prepaid expenses and an increase in accounts payable of $45,991 and accrued expenses of $20,895. This was offset slightly by the increase in accounts receivable of $21,744.

During the fiscal year ended March 31, 2006, cash flows from investing activities produced a net increase in cash of $120,442. This resulted from the cash acquired in the Clickmarks acquisition. During the fiscal year ended March 31, 2005, cash flows from investing activities produced a net increase in cash of $399,319. This resulted from cash acquired in the Expand Beyond acquisition.

During the fiscal year ended March 31, 2006, cash flows from financing activities produced a net increase in cash of $886,252. This resulted from $628,814 in net cash acquired from a common stock offering, $250,000 in proceeds from our bank line of credit, and $7,438 in net cash from the exercise of stock options and warrants. During the fiscal year ended March 31, 2005, $11,366 in net cash was produced, from the exercise of stock options and warrants.

The effect of exchange rate changes in cash has been due to the changes in the Canadian and United States dollar exchange rate. The net effect has not been material.

As of March 31, 2006 we had cash and cash equivalents of $1,105,684, a decrease of $329,562 from the prior fiscal year. As of March 31, 2005, we had cash and cash equivalents of $1,435,246, a decrease of $281,806 from the prior fiscal year.

The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

During the fiscal year ended March 31, 2006, we drew down on our bank line of credit in the amount of $250,000. During the fiscal year ended March 31, 2005, we elected to repay our bank line of credit of $50,000. Except for the bank line of credit, there were no material commitments for capital expenditures at March 31, 2006 and we have no future capital lease payments. Operating lease expenses were $184,236 in fiscal 2006 and will be $176,167 in fiscal year 2007.

The following table discloses our contractual commitments for future periods. Long term commitments are comprised solely of operating leases (See Note 15).

            YEAR ENDING MARCH 31,
       ----------------------------------------------------  ----------
                     2007                                      176,167
       ----------------------------------------------------  ----------
                     2008                                      132,517
       ----------------------------------------------------  ----------
                     2009                                       58,896
       ----------------------------------------------------  ----------
                                                              $367,580
       ----------------------------------------------------  ==========

At March 31, 2006 and 2005, we had a deferred tax asset of approximately $14,000,000 and $14,000,000, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of this asset, a 100% valuation allowance has been established.

RECENT PRONOUNCEMENTS:
In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS.
(a)(1) FINANCIAL STATEMENTS
The following financial statements required by this item are submitted in a separate section beginning on page 21 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2006 and 2005

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and
2005

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated by reference into this Item.

ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated by reference into this Item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated by reference into this Item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated by reference into this Item.

ITEM 13. EXHIBITS.

 EXHIBIT
  NUMBER                DESCRIPTION                             LOCATION
----------  ---------------------------------------    -------------------------

     2.1    Merger Agreement by and among Semotus      Incorporated by reference
            Solutions, Inc., Semotus Acquisition,      to Exhibit 2.1 to the
            Inc and Expand Beyond Corporation          Registrant's Form 8-K
            dated March 24, 2005.                      filed March 30, 2005

     2.2    Merger Agreement by and among Semotus      Incorporated by reference
            Solutions, Inc., Clickmarks, Inc. and      to Exhibit 2.1 to the
            Semotus Acquisition Company, Ltd.          Registrant's Form 8-K
            dated June 14, 2005.                       filed June 27, 2005.

     2.3    Form of Subscription Agreement for a       Incorporated by reference
            total of $340,000 by and among Semotus     to Exhibit 2.1 to the
            Solutions, Inc. and certain Investors.     Registrant's Form 8-K
                                                       filed November 17, 2005

     2.4    Form of amended Subscription Agreement     Incorporated by reference
            (including a six month hold on the         to Exhibit 2.2 to the
            warrants) for a total of $360,000 by       Registrant's Form 8-K
            and among Semotus and certain Investors.   filed November 17, 2005

     3.1    Articles of Incorporation.                 Incorporated by reference
                                                       to Exhibit No. 2 to the
                                                       Registrant's Form 8-A
                                                       filed on July 22, 1996
                                                       (No. 0-21069).

     3.2    Bylaws of the Company.                     Incorporated by reference
                                                       to Exhibit No. 3 to the
                                                       Registrant's Form 8-A
                                                       filed on July 22, 1996
                                                       (No. 0-21069).

     3.3    Amended and Restated Bylaws of the         Incorporated by reference
            Company dated January 24, 2000.            to Exhibit 3.1 to the
                                                       Registrant's Form 8-K
                                                       Filed on February 17,
                                                       2000.

     3.4    Certificate of Amendment to the            Incorporated by reference
            Articles of Incorporation dated            to Exhibit 3.2 to the
            February 17, 1998.                         Registrant's Form 10-KSB
                                                       for the year ended March
                                                       31, 1998.

     3.5    Certificate of Amendment to Articles       Incorporated by reference
            of Incorporation dated July 6, 1999.       to Exhibit 3.4 to the
                                                       Registrant's Form 8-A12B
                                                       filed on December 21,
                                                       1999.

     3.6    Certificate of Amendment to Articles       Incorporated by reference
            of Incorporation Dated January 12,         to Exhibit 3.5 to the
            2001.                                      Registrant's Form 10-KSB
                                                       for the year ended March
                                                       31, 2001.

     4.1    Specimen Stock Certificate.                Incorporated by reference
                                                       to Exhibit 4.1 to the
                                                       Registrant's Form 8-A-12B
                                                       filed on December 21,
                                                       1999.

     10.1   Agreement Concerning the Exchange of       Incorporated by reference
            Common Stock Between Datalink Systems      to Exhibit No. 10 to the
            Corporation and Datalink                   Registrant's Form 8-K
            Communications Corporation.                dated June 27, 1996.

    *10.2   Employment Agreement with Anthony          Incorporated by reference
            LaPine dated May 1, 1996.                  to Exhibit 10.6 to the
                                                       Registrant's Form 10-KSB
                                                       for the year ended March
                                                       31, 1997.

     10.3   Form of Common Stock and Warrant           Incorporated by reference
            Purchase Agreement by and among            to Exhibit 10.1 to the
            Semotus Solutions, Inc. and each of        Registrant's Form 10Q
            Redwood Capital Partners, Inc., Bara       filed on February 12,
            Limited, Southshore Capital Fund           2004.
            Limited, James M. Totaro and Enable
            Growth Partners, LP dated January 14,
            2004.

     10.4   Form of Warrant dated January 14, 2004     Incorporated by reference
            by and among Semotus Solutions, Inc.       to Exhibit 10.2 to the
            and each of Redwood Capital Partners,      Registrant's Form 10Q
            Inc., Bara Limited, Southshore Capital     filed on February 12,
            Fund Limited, James M. Totaro, Enable      2004.
            Growth Partners, LP., Richard
            Rosenblum, David Stefansky, vFinance
            Investments, Inc. and Arend Verweij.

     10.5   Warrant to purchase up to 400,000          Incorporated by reference
            shares of Semotus Solutions, Inc.          to Exhibit 4.1 to the
            common stock issued to Ari Kaplan          Registrant's Form 8-K
            dated March 28, 2005                       filed on March 30, 2005

     10.6   Warrant to purchase up to 45,000           Incorporated by reference
            shares of Semotus Solutions, Inc.          to Exhibit 4.2 to the
            common stock issued to Bathgate            Registrant's Form 8-K
            Capital Partners, LLC dated May 27,        filed on March 30, 2005
            2004

     10.7   Form of Warrant to purchase up to a        Incorporated by reference
            maximum total of 1,000,000 shares of       to Exhibit 4.1 to the
            Semotus Solutions, Inc. common stock       Registrant's Form 8-K
            issued to certain Clickmarks'              filed on June 27, 2005.
                                                       employees dated June 23,
                                                       2005.

     10.8   Form of Warrant to purchase up to a        Incorporated by reference
            maximum total of 680,000 shares of         to Exhibit 4.1 to the
            Semotus Solutions, Inc. common stock       Registrant's Form 8-K
            issued to the Investors dated November     filed November 17, 2005
            14, 2005

     10.9   Form of Warrant to purchase up to a        Incorporated by reference
            maximum total of 720,000 shares of         to Exhibit 4.2 to the
            Semotus Solutions, Inc. common stock       Registrant's Form 8-K
            issued to the Investors dated November     filed November 17, 2005
            14, 2005

    10.10   Form of Warrant to purchase up to a        Incorporated by reference
            maximum total of 420,000 shares of         to Exhibit 4.3 to the
            Semotus' common stock issued to            Registrant's Form 8-K
            Bathgate Capital Partners dated            filed November 17, 2005
            November 14, 2005

      21    Subsidiaries of the Registrant.            Filed electronically
                                                       herewith.

     23.1   Consent of LL Bradford & Co.               Filed electronically
                                                       herewith.

     31.1   Certification of Anthony LaPine            Filed electronically
                                                       herewith pursuant to
                                                       Section 302 of the
                                                       Sarbanes-Oxley Act of
                                                       2002.

     31.2   Certification of Charles, K. Dargan,       Filed electronically
            II                                         herewith pursuant to
                                                       Section 302 of the
                                                       Sarbanes-Oxley Act of
                                                       2002.

     32.1   Certification of Anthony LaPine            Filed electronically
                                                       herewith pursuant to
                                                       Section 906 of the
                                                       Sarbanes-Oxley Act of
                                                       2002.

     32.2   Certification of Charles, K. Dargan,       Filed electronically
            II                                         herewith pursuant to
                                                       Section 906 of the
                                                       Sarbanes-Oxley Act of
                                                       2002.

     99.1   Form of Registration Rights Agreement      Incorporated by reference
            by and among Semotus Solutions, Inc.,      to Exhibit 4.1 to the
            vFinance Investments, Inc. and each of     Registrant's Form 10Q
            Redwood Capital Partners, Inc., Bara       filed on February 12,
            Limited, Southshore Capital Fund           2004.
            Limited, James M. Totaro and Enable
            Growth Partners, LP dated January 14,
            2004.

     99.2   Patent Purchase Agreement by and among     Incorporated by reference
            Semotus Solutions, Inc., Expand Beyond     to Exhibit 10.1 to the
            Corporation and Stavros Investments        Registrant's Form 8-K
            LLC dated January 11, 2006                 filed January 17, 2006

* Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2006, and is incorporated by reference into this Item.

                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE(S)


Report of Independent Registered Public Accounting Firm..................  22

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2006 and 2005................  23

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2006 and 2005....................  24

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2006 and 2005.........................  25

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2006 and 2005.......................................  27

     Notes to Consolidated Financial Statements..........................  29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.




                         /S/ LL BRADFORD & COMPANY, LLC
                         LL BRADFORD & COMPANY, LLC
                         LAS VEGAS, NEVADA
                         MAY 24, 2006

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                                      MARCH 31,            MARCH 31,
                                                                        2006                 2005
                                                                    ------------         ------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $  1,105,684         $  1,435,246
   Trade receivables (net of allowance for doubtful
   accounts of $2700 at March 31, 2006 and $0.00 at
   March 31, 2005)                                                       474,385              220,234
   Prepaid expenses and other current assets                              21,400               45,510
                                                                    ------------         ------------
      Total current assets                                             1,601,469            1,700,990

Property and equipment, net                                                3,413               50,273
Goodwill, net                                                          3,414,575            1,860,162
                                                                    ------------         ------------
      Total assets                                                  $  5,019,457         $  3,611,425
                                                                    ============         ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Line of Credit
   Accounts payable                                                      394,418         $    224,630
   Accrued vacation                                                       84,444               53,303
   Other accrued liabilities                                             160,773               55,903
   Deferred revenue                                                      207,613              179,113
                                                                    ------------         ------------
      Total current liabilities                                        1,097,248              512,949
                                                                    ------------         ------------
      Total liabilities                                                1,097,248              512,949
                                                                    ------------         ------------

Commitments and contingencies (Notes 15 and 17)
                                                                    ------------         ------------

SHAREHOLDERS' EQUITY:
Common Stock: $0.01 par value; authorized:
50,000,000 shares;  32,219,637 issued and
31,412,344 outstanding at March 31, 2006,
and 24,767,144 issued and 24,576,048
outstanding at March 31, 2005
                                                                         314,123              245,761
Additional paid-in capital                                            70,889,703           68,698,586
Accumulated other comprehensive loss                                     (80,427)             (78,344)
Accumulated deficit                                                  (67,201,190)         (65,767,527)
                                                                    ------------         ------------
      Total shareholders' equity                                       3,922,209            3,098,476
                                                                    ------------         ------------
      Total liabilities and shareholders' equity                    $  5,019,457         $  3,611,425
                                                                    ============         ============

See accompanying notes to consolidated financial statements

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                           YEAR ENDED MARCH 31,
                                                                        2006                 2005

Revenues                                                            $  2,432,922         $  1,806,295

Cost of revenues                                                         445,048              363,163
                                                                    ------------         ------------
Gross profit                                                           1,987,874            1,443,132

Operating expenses:
   (Exclusive of depreciation and amortization and stock,
     option and warrant expense)
   Research and development                                            1,064,934              525,930
   Sales and marketing                                                 1,136,119              869,328
   General and administrative                                          1,231,031              839,077

   Depreciation and amortization:
      Research and development                                            51,827               43,930
      General and administrative                                           8,821               75,882
                                                                    ------------         ------------
                                                                          60,648              119,812
                                                                    ------------         ------------
   Stock, option and warrant expense:
      Research and development                                              --                   --
      Sales and marketing                                                 35,045                 --
      General and administrative                                          26,786             (248,997)
                                                                    ------------         ------------
                                                                          61,831             (248,997)
    Total operating expenses                                           3,554,563            2,105,150
                                                                    ------------         ------------
      Operating income (loss)                                         (1,566,689)            (662,018)

Other income (loss)                                                      133,026                7,965
                                                                    ------------         ------------
Net income (loss)                                                     (1,433,663)            (654,053)
Other comprehensive income (loss) - Translation adjustment                (2,083)              (4,016)
                                                                    ------------         ------------
Comprehensive income (loss)                                         $ (1,435,746)        $   (658,069)
                                                                    ============         ============
Net income (loss) per common share:
   Basic                                                            $      (0.05)        $      (0.03)
   Diluted                                                          $      (0.05)        $      (0.03)

   Weighted average shares used in per share calculation,
     basic and diluted                                                29,188,146           22,755,373
                                                                    ============         ============

See accompanying notes to consolidated financial statements

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         COMMON STOCK                   ADDITIONAL
                                                                               --------------------------------          PAID-IN
                                                                                  SHARES              AMOUNT             CAPITAL
                                                                               ------------        ------------        ------------

Balances at March 31, 2004                                                       22,687,469        $    226,875        $ 68,235,881

Issuance of stock due to exercise of options and warrants                            75,770                 758              10,608
Issuance of stock options and warrants to consultants and advisory board               --                  --                68,817
                                                                                                                       ------------
Issuance of stock for services rendered                                              50,000                 500              15,700
Issuance of stock in connection with the acquisition
   of Expand Beyond Corporation                                                   1,762,809              17,628             701,598
Compensation expense due to stock option repricing                                     --                  --              (334,018)
Amortization of note receivable                                                        --                  --                  --
Foreign currency translation adjustment                                                --                  --                  --
Net loss                                                                               --                  --                  --
                                                                               ------------        ------------        ------------
Balances at March 31, 2005                                                       24,576,048             245,761          68,698,586

Issuance of stock due to exercise of options and warrants                            42,917                 429                7009
Issuance of stock options and warrants to consultants and advisory board               --                  --                51,029
Issuance of stock for services rendered                                             293,624               2,936              82,984
Issuance of stock in connection with the acquisition of Clickmarks, Inc.          3,699,755              36,997           1,524,299
Issuance of stock and warrants in the private placement financing,
   net of expenses of $70,000                                                     2,800,000              28,000             600,814
Compensation expense due to stock option repricing                                     --                  --              (325,244)
Foreign currency translation adjustment                                                --                  --                  --
Net loss                                                                               --                  --                  --
Issuance of warrants to Clickmarks employees                                           --                  --               250,226
Balances at March 31, 2006                                                       31,412,344        $    314,123        $ 70,889,703

See accompanying notes to consolidated financial statements

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                  ACCUMULATED
                                                                    OTHER
                                                                 COMPREHENSIVE        NOTES          ACCUMULATED
                                                                     LOSS           RECEIVABLE         DEFICIT             TOTAL
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2004                                       $    (74,328)     $    (13,498)     $(65,113,474)     $  3,261,456

Issuance of stock due to exercise of options and warrants                --                --                --              11,366
Issuance of stock options and warrants to consultants
   and advisory board                                                    --                --                --              68,817
Issuance of stock for services rendered                                  --                --                --              16,200
Issuance of stock in connection with the acquisition of
   Expand Beyond                                                         --                --                --             719,226
Compensation expense due to stock option repricing                       --                --                --            (334,018)
Amortization of note receivable                                          --              13,498              --              13,498
Foreign currency translation adjustment                                (4,016)             --                --              (4,016)
Net loss                                                                 --                --            (654,053)         (654,053)
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2005                                            (78,344)             --         (65,767,527)        3,098,476

Issuance of stock due to exercise of options and warrants                --                --                --        $      7,438
Issuance of stock options and warrants to consultants and
   advisory board                                                        --                --                --              51,029
Issuance of stock for services rendered                                  --                --                --              85,920
Issuance of stock in connection with the acquisition of
   Clickmarks, Inc.                                                      --                --                --           1,561,296
Issuance of stock and warrants in the private placement
   financing, net of expenses of $70,000                                 --                --                --             628,814
Compensation expense due to stock option repricing                       --                --                --            (325,244)
Foreign currency translation adjustment                                (2,083)             --                --              (2,083)
Net loss                                                                 --                --          (1,433,663)       (1,433,663)
Issuance of warrants to Clickmarks employees                             --                --                --             250,226
                                                                 ------------      ------------      ------------      ------------
Balances at March 31, 2006                                       $    (80,427)             --        $(67,201,190)     $  3,922,209

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED MARCH 31,
                                                                                          2006               2005
                                                                                      ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                                  $ (1,433,663)      $   (654,053)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         60,648            119,812
      Compensation expense related to stock, stock options and
         warrants issued for services                                                       61,831           (248,997)
      Amortization of note receivable, net                                                    --               13,498
      Non-cash settlement of liabilities                                                    21,688               --

    Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
      Accounts and other receivables                                                      (189,578)           (21,744)
      Prepaid expenses and other assets                                                     33,347             42,933
      Accounts payable                                                                     156,256             45,991
      Accrued expenses and other current liabilities                                       (41,618)            20,895
      Deferred revenue                                                                      (8,057)             5,047
                                                                                      ------------       ------------
   Net cash used in operating activities                                                (1,339,146)          (676,618)
                                                                                      ------------       ------------
Cash flows from investing activities:
      Cash acquired for stock in acquisitions                                              120,442            399,319
                                                                                      ------------       ------------
   Net cash provided by (used in) investing activities                                     120,442            399,319
                                                                                      ------------       ------------
Cash flows from financing activities:
   Proceeds from bank line of credit                                                       250,000               --
   Net proceeds from private placement financing                                           628,814               --
   Proceeds from exercise of options and warrants                                            7,438             11,366
                                                                                      ------------       ------------
   Net cash provided by (used in) financing activities                                     886,252             11,366
                                                                                      ------------       ------------
   Effect of exchange rate changes on cash                                                   2,890            (15,873)
                                                                                      ------------       ------------
   Net decrease in cash and cash equivalents                                              (329,562)          (281,806)
   Cash and cash equivalents, beginning of year                                          1,435,246          1,717,052
                                                                                      ------------       ------------
   Cash and cash equivalents, end of year                                             $  1,105,684       $  1,435,246
                                                                                      ============       ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                             YEAR ENDED MARCH 31,
                                                                                          2006                 2005
                                                                                      ------------         ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                                                $      2,911         $      3,638
                                                                                      ============         ============
Cash paid for income taxes                                                            $      3,439         $      2,077
                                                                                      ============         ============
Gross proceeds as part of the private placement financing                             $    700,000                 --
                                                                                      ============         ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of
   Expand Beyond through the issuance of common stock                                 $       --           $    719,226
                                                                                      ============         ============
Non-cash purchase consideration for the acquisition of
   Clickmarks through the issuance of common stock                                    $  1,561,297         $       --
                                                                                      ============         ============
Common stock issued for services                                                            96,668               16,200
                                                                                      ============         ============
Non-cash value of warrants issued as part of the private placement financing
                                                                                      $    425,112         $       --
                                                                                      ============         ============
Non-cash value of warrants issued as part of the investment
   bank's fees for the private placement financing                                    $     98,159         $       --
                                                                                      ============         ============
Non-cash compensation expense (reversal) due to variable
   accounting for repriced stock options                                              $   (325,244)        $   (334,018)
                                                                                      ============         ============
Assets acquired for stock, and liabilities assumed, in Expand Beyond acquisition:
    Assets acquired                                                                           --           $    439,746
    Goodwill                                                                                  --                430,021
    Fair value of assets                                                                      --                869,767
    Liabilities assumed                                                                       --                150,541
                                                                                      ============         ============
Assets acquired for stock, and liabilities assumed, in Clickmarks acquisition:
    Assets acquired                                                                   $    216,853                 --
    Goodwill                                                                             1,554,413                 --
    Fair value of assets                                                                 1,771,266                 --
    Liabilities assumed                                                                    209,970                 --

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

We are a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the HipLinkXS family of software, the Global Market Pro family of software and services, the PocketAdmin and PocketDBA software from Expand Beyond, and the technology and software solutions from Clickmarks. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS:
The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheets as of March 31, 2006 and 2005, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2006 and 2005, the consolidated statements of common shareholders' equity for the years ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the years ended March 31, 2006 and 2005, have been prepared by us, with an audit and in accordance with the instructions to Form 10-KSB and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. We believe that the disclosures provided are adequate to make the information presented not misleading.

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

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). All significant intercompany transactions and balances have been eliminated in consolidation. Operations of the Canadian subsidiary consist mainly of research and development and engineering on behalf of the parent. Expand Beyond and Clickmarks generate revenues from the sales of products and services.

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

LONG-TERM ASSETS / GOODWILL:
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. The effect of the adoption of SFAS 142 resulted in the net loss for the fiscal years ended March 31, 2004 and 2003 being smaller by $432,541 and $432,541, respectively, due to not amortizing goodwill. Our management has determined that the remaining goodwill of $3,414,575 is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. The goodwill increased $1,554,413 in the fiscal year ended March 31, 2006 from the acquisition of Clickmarks, with the remaining amount of goodwill of $1,860,162 consisting entirely of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's and Clickmarks' software applications.

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

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A decrease in the closing stock price on March 31, 2006 from the closing stock price on March 31, 2005 resulted in an offset of $325,244 and $334,018 to the compensation expense to be recognized in the fiscal years ended March 31, 2006 and 2005, respectively. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

We have adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for employee fixed awards options. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net loss in fiscal years ended March 31, 2006 and 2005 would have been adjusted to the pro forma amounts indicated below:


                                                        FISCAL YEARS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                       2006            2005
                                                  -------------   -------------
Net income (loss), as reported                    $ (1,433,663)   $   (654,053)
                                                  -------------   -------------
(Less) add: Total stock-based employee
compensation expense (reversal) determined
under intrinsic value based method for all
awards and variable accounting for repriced
options                                               (325,244)       (334,018)
                                                  -------------   -------------

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards                (129,429)       (127,415)
                                                  -------------   -------------
 Pro forma net loss                               $ (1,888,335)   $ (1,115,486)
                                                  =============   =============

Net loss per share:

       Basic - as reported                           $ (0.05)        $ (0.03)
       Basic - pro forma                             $ (0.06)        $ (0.05)
       Diluted - as reported                         $ (0.05)        $ (0.03)
       Diluted - pro forma                           $ (0.06)        $ (0.05)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the Plan in 2006 and 2005:

                                                 FISCAL YEARS ENDED
                                                   MARCH 31,
                                           --------------------------
                                              2006            2005
                                           ----------     -----------
            Expected dividend              $     --       $      --

            Expected life of option           4 years         4 years

            Risk-free interest rate             4.18%           3.14%

            Expected volatility            95% - 103%     104% - 141%


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

REVENUE RECOGNITION:
 We recognize revenues based upon contract terms and completion of the sales process. Revenue is generated from one-time software licensing fees, annual maintenance fees and monthly wireless services fees provided to enterprises and consumers. We also receive a small revenue stream from pager rentals and from professional or related services. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the Hiplink, Expand Beyond and Clickmarks families of products, software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain. The revenue for the maintenance fees received through these contracts are recognized ratably over the life of the maintenance contract. In the financial services, the monthly wireless services are billed in arrears and are recognized upon invoicing. For any professional or related services, revenue is generated from software engineering, training and consultation services; revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract. For consumer wireless services and pager rentals, revenue is recognized monthly upon credit card billing as the monthly service is delivered.

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

RESEARCH AND DEVELOPMENT EXPENDITURES:
Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2006 and 2005 there were no capitalized software development costs as we expensed the remaining amounts at fiscal year end 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS:
In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

4. ACQUISITIONS
In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $216,853 in fair value of assets, $209,970 in liabilities and recorded $1,554,413 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. We recorded approximately $245,000 in expense in the fiscal year ended March 31, 2006, related to the 1,000,000 warrants granted to the Clickmarks employees. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks employees at or before their annual anniversary with Semotus. In connection with the acquisition of Clickmarks, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $48,750, all of which was paid by the issuance of 137,324 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights.

The following condensed financial information for the fiscal years ended December 31, 2004 and 2003 and pro forma combined financial information as of March 31, 2005 is more fully discussed in our SEC Form 8-K/A filing on September 6, 2005.


CLICKMARKS, INC.
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                        PRO FORMA                            FISCAL YEARS ENDED
                                                         COMBINED                                DECEMBER 31,
                                                         MARCH 31,          AS OF
                                                           2005           JUNE 23,          2004             2003
                                                        UNAUDITED           2005         UNAUDITED        UNAUDITED
                                                        ---------         --------       ---------        ---------
BALANCE SHEET DATA:
ASSETS

Current Assets:
   Cash and cash equivalents                             $  1,206         $    120        $     57         $    339
   Accounts receivable, net of allowance
   for doubtful accounts of $13,537 and
   $29,017 in 2004 and 2003, respectively                     362               65             315              262

   Other current assets                                        31                9              44               77
                                                         --------         --------        --------         --------

   Total current assets                                     1,599              194             416              678

Property and equipment, net                                    42               13              85              194
Goodwill                                                     --              1,581            --               --
Deposits                                                     --               --              --                 42
                                                         --------         --------        --------         --------

Total assets                                             $  5,084         $  1,789        $    501         $    915
                                                         ========         ========        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Bank loan                                             $     50             --              --               --
   Accounts payable                                           323               13              26               36
   Accrued compensation and related benefits                   98              178             159              168
   Deferred revenue                                           206               37              27               41
   Other current liabilities                                  100             --                23               75
                                                         --------         --------        --------         --------

        Total current liabilities                             777              228             235              320

Total liabilities                                             777              228             235              320
                                                         --------         --------        --------         --------

Stockholders' equity (deficiency):

   Series A convertible preferred stock -
$0.001 par value; 1,000,000 shares
authorized; 1,000,000 shares issued and
outstanding in 2004 and 2003;
liquidation preference                                       --               --               519              519


   Series A-1 convertible preferred stock -
$0.001 par value; 800,000 shares
authorized; 707,756,000 shares issued
and outstanding in 2004 and 2003;
liquidation preference                                       --               --               765              765

   Series B convertible preferred stock -
$0.001 par value; 4,500,000 shares
authorized; 3,025,184 shares issued and
outstanding in 2004 and 2003;
liquidation preference                                       --               --             4,654            4,654

   Series C convertible preferred stock -
$0.001 par value; 11,556,217 shares
authorized; 9,257,260 shares issued and
outstanding in 2004 and 2003; liquidation
preference                                                   --               --            15,090           15,090

   Series D convertible preferred stock -
$0.001 par value; 28,000,000 shares
authorized; 22,528,269 shares issued and
outstanding in 2004 and 2003; liquidation
preference                                                   --               --             4,843            4,843

   Series D-1 convertible preferred stock -
$0.001 par value; 21,276,595 shares
authorized; 9,152,151 shares issued and
outstanding in 2004 and 2003; liquidation
preference                                                   --               --             1,062             --

   Common stock - $0.001 par value;
86,276,595 shares authorized; 7,484,873
shares issued and outstanding in 2004 and
2003; liquidation preference                                  283             --               381              381

   Common stock issued as part of acquisition               1,561            1,561            --               --
   Additional paid-in capital                              68,785             --              --               --
   Accumulated other comprehensive loss                       (83)            --              --               --
   Accumulated deficit                                    (66,240)            --           (27,048)         (25,657)
                                                         --------         --------        --------         --------

          Total stockholders' equity                        4,306            1,561             266              595
                                                         --------         --------        --------         --------

Total liabilities and stockholders' equity               $  5,083         $  1,789        $    501         $    915
                                                         ========         ========        ========         ========


CLICKMARKS, INC.
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                   PRO FORMA
                                                    COMBINED                FISCAL YEARS ENDED
                                                    MARCH 31,                   DECEMBER 31,
                                                  -----------         -------------------------------
                                                      2005                2004                2003
                                                   UNAUDITED           UNAUDITED           UNAUDITED
                                                  -----------         -----------         -----------
INCOME STATEMENT DATA:

Revenue                                           $ 3,538,375         $ 1,732,080         $   894,565

Cost of revenue                                     1,873,670           1,510,507           1,732,547
                                                  -----------         -----------         -----------
Gross profit (loss)                                 1,664,705             221,573            (837,982)
                                                  -----------         -----------         -----------

Operating expenses:
   Research and development                         1,125,952             600,022           1,590,822
   Sales and marketing                              1,648,815             779,487           1,164,786
   General and administrative                         967,675             128,598             705,359
   Stock, option and warrant expense                 (248,997)               --                  --
   Depreciation and amortization                      181,685             111,342                --
                                                  -----------         -----------         -----------

     Total operating expenses                       3,675,130           1,619,449           3,460,967
                                                  -----------         -----------         -----------

Operating income (loss)                            (2,010,425)         (1,397,876)         (4,298,949)
Other income (expense):
     Interest income                                    3,511               3,511              16,965
     Other income and expense, net                     10,781               2,816              (4,683)
                                                  -----------         -----------         -----------

     Total interest and other income                   14,292               6,327              12,282

Net loss before extraordinary item                 (1,996,133)         (1,391,549)         (4,286,667)

Extraordinary item - Loss on expropriation
   of assets by payroll service                          --                  --               (95,643)
                                                  -----------         -----------         -----------

Net loss                                           (1,996,133)         (1,391,549)         (4,382,310)
Other comprehensive income (loss) -
   Translation adjustment                              (4,016)               --                  --
                                                  -----------         -----------         -----------

Comprehensive loss                                $(2,000,149)        $(1,391,549)        $(4,382,310)
                                                  ===========         ===========         ===========

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

EXPAND BEYOND CORPORATION
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                PRO FORMA
                                                                COMBINED                            FISCAL YEARS ENDED
                                                                MARCH 31,         AS OF                DECEMBER 31,
                                                                  2005           MARCH 28,         2004            2003
                                                               UNAUDITED           2005         UNAUDITED       UNAUDITED
                                                               ---------         --------       ---------       ---------
BALANCE SHEET DATA:

Current Assets:

   Cash                                                         $  1,436         $    389        $    633         $  1,818
   Accounts receivable                                               220               15              23              197
   Inventory, prepaid expenses and other current assets               45               16              19               37
   Total current assets                                            1,701              420             675            2,052

Property, equipment and software:
   Property and equipment, net                                        41               19             143              297
   Goodwill, net                                                   1,860              430            --               --
   Software development costs, net                                     9             --                95              196
                                                                --------         --------        --------         --------
      Total property, equipment and software                       1,910              449             238              493

Other assets                                                        --               --                 5               56
                                                                --------         --------        --------         --------
      Total assets                                              $  3,611              869        $    918         $  2,601
                                                                ========         ========        ========         ========
Current Liabilities:
   Accounts payable                                             $    223         $    102        $     12         $     71
   Accrued expenses                                                   58                6              13              168
   Deferred revenue                                                  179               42              61              232
   Other current liabilities                                          52             --                 1                5
                                                                --------         --------        --------         --------

      Total current liabilities                                      512              150              87              476
                                                                --------         --------        --------         --------

Convertible preferred stock:
   Series A convertible preferred stock,
   $0.0001 par value; 6,000,000 shares
   authorized; 5,619,903 shares issued
   and outstanding at December 31, 2004
   and 2003 (liquidation preference of
   $2.00 per share)                                                 --               --            11,151           11,151

   Series B convertible preferred stock,
   $0.0001 par value; 2,500,000 shares
   authorized; 1,665,909 shares issued
   and outstanding at December 31, 2004
   and 2003 (liquidation preference of
   $2.00 per share)                                                 --               --             3,624            3,624

Shareholders' deficit:
   Common stock, $0.0001 par value;
   17,500,000 shares authorized and
   4,751,108 issued and outstanding at
   December 31, 2004 and 2003                                        246             --                 1                1

   Common stock issued as part of acquisition                        719              719            --               --
   Additional paid-in capital                                     67,979             --              (502)            (502)
   Accumulated other comprehensive loss                              (78)            --              --               --
   Accumulated deficit                                           (65,767)            --           (13,443)         (12,149)
                                                                --------         --------        --------         --------
      Total stockholders' deficit                                  3,099              719         (13,944)         (12,650)
                                                                --------         --------        --------         --------
      Total liabilities, convertible preferred stock and
      stockholders' deficit                                     $  3,611         $    870        $    918         $  2,601
                                                                ========         ========        ========         ========

EXPAND BEYOND CORPORATION
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                  PRO FORMA
                                                                   COMBINED              FISCAL YEARS ENDED
                                                                   MARCH 31,                DECEMBER 31,
                                                                     2005              2004              2003
                                                                  Unaudited         Unaudited         Unaudited
                                                                  ---------         ---------         ---------
INCOME STATEMENT DATA:
Revenue                                                           $   2,108         $     302         $     530
Cost of revenues                                                        495               132               137
          Gross margin                                                1,613               170               393

Expenses:
   Research and development                                             850               324             1,069
   Sales and marketing                                                1,048               179             1,754
   General and administrative                                         1,807               968             1,720
   Depreciation and amortization                                       (249)             --                --
                                                                  ---------         ---------         ---------
                                                                        120              --                --
      Total expenses                                                  3,576             1,471             4,543
                                                                  ---------         ---------         ---------

Loss from operations                                                 (1,963)           (1,301)           (4,150)

Interest income, net                                                      7                 7                25
                                                                  ---------         ---------         ---------
Other income                                                              8              --                --
      Total interest and other income                                    15                 7                25

Net loss                                                          $  (1,948)        $  (1,294)        $  (4,125)
Other comprehensive income (loss) - Translation adjustment               (4)             --                --
   Comprehensive loss                                             $  (1,952)        $  (1,294)        $  (4,125)


5. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
At March 31, 2006 and 2005, we determined that the carrying value of our remaining goodwill and other intangibles from continuing operations are recoverable. Our management determined that the remaining goodwill of $3,414,575 (net of accumulated amortization of $727,058) is fairly valued using the impairment tests as described in SFAS 121, SFAS 142 and SFAS 144, which includes discounted cash flow analysis and comparable company analysis. This remaining amount of goodwill consists entirely of our wireless enterprise application software product lines, the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisitions of Expand Beyond's and Clickmarks' software applications. We will continue to analyze the recoverability of our long-lived assets and goodwill, and assess the need to record impairment losses when impairment indicators are present.

6. BANK LINE OF CREDIT
On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. As of March 31, 2006, there was $250,000 outstanding under this line of credit. Effective as of March 17, 2006, the maximum amount allowed to be advanced is $350,000. The line of credit has an interest rate of
0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on July 29, 2005 for one year so that the line of credit terminates on July 28, 2006, when all advances are immediately due and payable. On October 11, 2005 we entered into an Amendment to the loan and security agreement discussed above. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less. On March 17, 2006 we entered into an Amendment to the loan and security agreement discussed above, which increased the maximum amount allowed to be advanced up to $350,000.

7. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

                                                                MARCH 31,
                                                           2006         2005
                                                        ----------   ----------
     Furniture and fixtures                             $  347,164   $  344,796
     Computers, and other office equipment               1,983,958    1,312,489
     Capitalized equipment leases                          415,361       49,400
     Leasehold improvements                                143,416      139,460
     Software                                            1,102,771      705,565
                                                        ----------   ----------
                                                         3,992,670    2,551,710
     Less accumulated depreciation and amortization     (3,989,257)  (2,501,437)
                                                        ----------   ----------
                                                        $    3,413   $   50,273
                                                        ==========   ==========


Depreciation and amortization expense related to the above assets was $60,648 and $119,812 for the fiscal years ended March 31, 2006 and 2005, respectively

8. CAPITAL LEASES
We did not enter into any new capital leases during the fiscal year ended March 31, 2006 or 2005. In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. We therefore have no future capital lease payments.

9. CONVERTIBLE PREFERRED STOCK
Under our Articles of Incorporation, as amended in February 1998, we are authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2006, and 769,231 have been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2006.

10. COMMON SHAREHOLDERS' EQUITY
Under our Articles of Incorporation, as amended in June 1999, we are authorized to issue 50,000,000 shares of common stock, of which 32,219,637 shares were issued and 31,327,010 shares were outstanding as of March 31, 2006; 24,767,144 shares of common stock were issued and 24,576,048 shares of common stock were outstanding as of March 31, 2005.

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $216,853 in fair value of assets, $209,970 in liabilities and recorded $1,554,413 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. We recorded approximately $245,000 in expense in the fiscal year ended March 31, 2006, related to the 1,000,000 warrants granted to the Clickmarks employees. Semotus has also issued 70,646 shares of restricted common stock to some of these Clickmarks employees, and may issue up to 129,354 additional shares of restricted common stock to some of these Clickmarks employees at or before their annual anniversary with Semotus. In connection with the acquisition of Clickmarks, Semotus paid a finder's fee to Bathgate Capital Partners, LLC of $48,750, all of which was paid by the issuance of 137,324 shares of common stock. Bathgate Capital Partners, LLC was retained by Semotus on May 27, 2004 as a financial advisor to assist Semotus in seeking and evaluating potential business combinations, and was granted warrants to purchase up to 45,000 shares of Semotus common stock immediately exercisable at an exercise price of $0.34 per share, the closing price on May 27, 2004, with a five year term and containing certain registration rights.

On November 14, 2005, we closed an equity private placement of US$700,000. Under the terms of the private placement, we sold an aggregate of 700,000 Units, consisting of 2,800,000 shares of common stock at $0.25 per share and 1,400,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share until September 30, 2008. 720,000 of these warrants are not exercisable until May 14, 2006. In connection with the private placement, we paid a placement fee to the placement agent, Bathgate Capital Partners, of $56,000, and issued 420,000 share purchase warrants exercisable at $0.30 per share at a value of $98,159. After payment of expenses in the amount of $14,000 and placement fees, we received net proceeds of approximately $630,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

In addition, during the fiscal year ended March 31, 2006, we issued 293,624 shares and 125,000 warrants to purchase shares of our common stock to various third party suppliers of services.

During the fiscal year ended March 31, 2005, in connection with the acquisition of Expand Beyond that closed on March 28, 2005, we issued 1,910,961 shares of common stock to Expand Beyond's shareholders. 10% of these shares (191,096) are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. We may also issue additional shares at the end of the second annual anniversary of the close of the transaction, pursuant to an earn-out arrangement as set forth in the Merger Agreement with Expand Beyond. No additional shares were issued at the end of the first annual anniversary of the close of the transaction because the revenue target was not met. As part of the employment of Mr. Ari Kaplan as President of Expand Beyond, we issued Mr. Kaplan warrants to purchase up to 400,000 shares of common stock at an exercise price equal to $0.37 per share, which was the closing price of our common stock on his date of hire, March 28, 2005, vesting over a three year period and having a ten year term. However, Mr. Kaplan is no longer employed by the Company, effective as of June of 2005, and consequently only 122,222 warrants vested and are exercisable until June of 2006, after which they expire. In connection with the acquisition of Expand Beyond, we issued 42,944 shares of common stock to Bathgate Capital Partners, LLC. Bathgate was also issued warrants to purchase up to 45,000 shares of common stock at an exercise price equal to $0.34 per share and having a five year term. In addition, during the fiscal year ended March 31, 2005, we issued a total of 50,000 shares to various suppliers of services.

WARRANTS:
As of March 31, 2006, a total of 3,687,578 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows (except for 720,000 of the 1,400,000 warrants exercisable at $0.50, which become exercisable as of May 14, 2006):


                                     EXERCISE PRICE
         NUMBER OF WARRANTS            ($ / SHARE)            EXPIRATION DATE
         ------------------            -----------            ---------------
             1,400,000                     0.50                  9/30/2008

             1,000,000                     0.39                  6/23/2015

               530,356                   0.8625                  1/14/2009

               420,000                     0.30                  11/14/2010

               122,222                     0.37                  6/28/2006

                75,000                     0.26                  1/19/2009

                45,000                     0.34                  5/27/2009

                45,000                     0.28                  12/8/2010

                40,000                     0.35                   2/4/2008

                10,000                     0.35                  11/4/2007


STOCK OPTION PLANS:
In July 2005, we adopted the 2005 Stock Option Plan (the "2005 Plan") and in September 2005 the 2005 Plan was approved by our shareholders. The 2005 Plan provides for the granting of stock options to purchase up to 3,000,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure. The 2005 Plan expires in July 2015, ten years after its adoption. Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee. As of March 31, 2006, no options have been granted under the 2005 Plan.

In June 1996, we adopted the 1996 Stock Option Incentive Plan (the "Plan"). The Plan provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 our shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expires in June of 2006, ten years after its adoption.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of our common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Board of Directors may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. As of March 31, 2006, no stock appreciation rights have been granted under the Plan.

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

Effective October 23, 2002, the Board of Directors approved the repricing of all of the options held by almost all of our employees (including executive officers). Exercise prices ranged from $0.22 to $0.47 per share. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of our employees. Employees' existing option grants were repriced on October 23, 2002 to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock (Anthony LaPine and Pamela LaPine). All grants maintained their existing vesting schedules. These are deemed to be a repricing under FIN 44 and will result in variable plan accounting. A decrease in the closing stock price on March 31, 2006 from the closing stock price on March 31, 2005 resulted in an offset of $325,244 and $334,018 to the compensation expense to be recognized in the fiscal years ended March 31, 2006 and 2005, respectively. Increases or decreases in our stock price will continue to be recognized in the future for outstanding vested repriced options if the stock price continues to be above the revised exercise price of the options.

Activity for stock options under the 1996 Stock Option Incentive Plan for the years ended March 31, 2006 and 2005 is as follows:

                                                                        WEIGHTED
                             SHARES                                     AVERAGE
                            AVAILABLE     NUMBER OF       PRICE PER     EXERCISE
                            FOR GRANT      OPTIONS          SHARE        PRICE
                            ---------      -------          -----        -----
Balances, March 31, 2004     651,652      3,408,335     $0.12 - $0.95    $0.33

Authorized                      --

Granted                     (866,000)       866,000     $0.23 - $0.63    $0.34

Canceled                     789,747       (789,747)    $0.14 - $0.93    $0.53

Exercised                       --          (75,770)    $0.15 - $0.15    $0.15
                            --------      ---------     -------------    -----
Balances, March 31, 2005     575,399      3,408,818     $0.12 - $0.95    $0.29


Authorized                      --

Granted                     (751,400)       751,400     $0.23-$0.52      $0.35

Canceled                     547,167       (547,167)    $0.14-$0.82      $0.45

Exercised                       --          (42,917)    $0.15-$0.25      $0.17
                            --------      ---------     -------------    -----
Balances, March 31, 2006     371,166      3,570,134     $0.14-$0.82      $0.28

The weighted average fair value of those options granted during the years ended March 31, 2006 and 2005 was $0.25 and $0.27, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 2,724,972 and 2,569,868 shares were exercisable at March 31, 2006 and 2005, respectively, with a weighted average exercise price of $0.25.

The following table summarizes the stock options outstanding at March 31, 2006:


                OPTIONS OUTSTANDING                      CURRENTLY EXERCISABLE
----------------------------------------------------   -------------------------
                                WEIGHTED
                  NUMBER        AVERAGE     WEIGHTED                    WEIGHTED
  RANGE OF      OUTSTANDING    REMAINING    AVERAGE        NUMBER       AVERAGE
  EXERCISE      AT MARCH 31,  CONTRACTUAL   EXERCISE   EXERCISABLE AT   EXERCISE
   PRICE           2006          LIFE        PRICE     MARCH 31, 2006    PRICE
-------------      ----          ----        -----     --------------    -----
$0.00 - $0.15      514,067        5.34        $0.15         510,943      $0.15

$0.16 - $0.20    1,286,000        4.01        $0.17       1,286,000      $0.17

$0.21 - $0.50    1,458,400        8.46        $0.34         758,014      $0.35

$0.51 - $0.80      266,667        7.95        $0.68         143,138      $0.71

$0.81 - $1.00       45,000        7.70        $0.86          26,878      $0.86
                 ---------        ----        -----       ---------      -----
                 3,570,134        6.36        $0.28       2,724,972      $0.25
                 =========        ====        =====       =========      =====

11. REVENUE
We have a very diversified customer list. Although we have many customers utilizing our mobile and wireless services, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting
Policies: Revenue Recognition". Two customers accounted for 12% of our revenues for the fiscal year ended March 31, 2006. One customer accounted for 7% and the second customer accounted for 5%. One of these customers accounted for 8% of our accounts receivable at March 31, 2006.

In the fiscal year ended March 31, 2005, two customers accounted for 19% of our revenues. One customer accounted for 13% and the second customer accounted for 6%. One of these customers accounted for 7% of our accounts receivable at March 31, 2005.

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

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years. For the fiscal year ended March 31, 2006, interest rates used are the approximate Treasury rate of 4.18%, and the expected volatility was 95% to 103%. For the fiscal year ended March 31, 2005, interest rates used are the approximate Treasury rate of 3.14%, and the expected volatility was 104% -141%. The expense is recognized over the term of the agreement or when the services have been performed.

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

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2006:


                FEDERAL                            STATE
         BALANCE     EXPIRATION            BALANCE      EXPIRATION
      -----------    ----------         ------------    ----------
      $ 2,729,703       2012             $ 4,298,379       2011

        3,219,423       2013               3,294,278       2012

        4,429,411       2019               1,378,267       2013

        3,684,281       2020                 970,786       2014

        9,313,338       2021                 841,822       2015

        8,036,642       2022               1,433,663       2016
                                         -----------
        2,349,193       2023             $12,217,195
                                         ===========
        1,749,406       2024

          862,523       2025

        1,433,663       2026
      -----------
      $37,807,583
      ===========


At March 31, 2006, we have approximately $4,921,839 in Canadian net operating loss carryforwards that expire from 2011 through 2015, a change of $3,387,477 from the fiscal year ending March 31, 2005, at which time we had approximately $1,534,362 in Canadian net operating loss carryforwards that expired from 2006 through 2014.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2006 and 2005, we had net deferred tax assets of approximately $14,000,000 and $14,000,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changed during this fiscal year by $0.00 and by $1,030,000 in fiscal year 2005.

14. EARNINGS PER SHARE (EPS)
NET LOSS PER SHARE:
Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                         YEAR ENDED MARCH 31,
                                                         2006           2005
                                                     -----------    -----------
  Basic EPS:

      Net income (loss)                              $(1,433,663)   $  (654,053)

      Weighted average common shares outstanding      29,188,146     22,755,373
                                                     ===========    ===========
  Basic EPS                                          $     (0.05)   $     (0.03)
                                                     ===========    ===========


  Diluted EPS:

      Net income (loss)                              $(1,433,663)   $  (654,053)
                                                     ===========    ===========
      Weighted average common shares outstanding      29,188,146     22,755,373

      Convertible preferred                                  --             --

      Warrants                                               --             --

      Stock options                                          --             --
                                                     -----------    -----------
      Total shares                                    29,188,146     22,755,373
                                                     -----------    -----------
  Diluted EPS                                        $     (0.05)   $     (0.03)
                                                     ===========    ===========


In the fiscal years ended March 31, 2006 and 2005, 7,257,712 and 5,214,174 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

15. OPERATING LEASES
We currently lease space for our operations in Los Gatos, California, Chicago, Illinois and Vancouver, British Columbia, Canada. The lease for the California office expires in September 2008. The lease for the office located in British Columbia expires in June 2007. The lease for the Expand Beyond office located in Chicago, Illinois expires in November 2006. The terms and conditions of the leases are normal and customary.

Rental expense was $184,236 in fiscal 2006 and $120,969 in fiscal 2005.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

                              2007.......   $ 176,167
                              2008.......     132,517
                              2009.......      58,896
                                            ---------
                                            $ 367,580
                                            =========

16. RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2006. The agreement automatically renews for one-year terms unless notice is provided by either party. As of May 1, 2006, no notice had been provided by either party, so the agreement has automatically renewed for an additional one-year term.

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006. Mr. Khan is currently on our Advisory Board and as of March 31, 2006 holds 36,609 shares of our restricted common stock.

17. COMMITMENTS AND CONTINGENCIES We are not a party to any legal proceedings.

18. EMPLOYEE BENEFIT PLAN
During 1998, we established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan, not to exceed the statutory amount, and we may make matching contributions. We made no contributions in fiscal years 2006 or 2005.

19.  SUBSEQUENT EVENTS
In order to pursue other interests, Umair Khan resigned as our Chief Operating Officer and as Chairman and President of Clickmarks, Inc., one of our subsidiary companies, effective as of May 5, 2006. However, Mr. Khan has been appointed to our Advisory Board and will continue working with Semotus in this capacity.

We signed a Common Stock and Warrant Purchase Agreement and a Registration Rights Agreement, each dated May 16, 2006, by and among Semotus, Southshore Capital Fund, Ltd., and Southridge Partners, LP, relating to an equity private placement of US$560,000. The closing of the private placement is dependent upon the American Stock Exchange's approval. Under the terms of the private placement, Semotus will sell to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants are not exercisable until November 16, 2006. We will incur no placement agent fees, but after payment of expenses in the amount of approximately $60,000, we expect to receive net proceeds of approximately $500,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JUNE 27, 2006                SEMOTUS SOLUTIONS, INC.


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


        SIGNATURE                      TITLE                     DATE
        ---------                      -----                     ----

/S/ ANTHONY N. LAPINE
------------------------       CHIEF EXECUTIVE OFFICER       JUNE 27, 2006
ANTHONY N. LAPINE              AND CHAIRMAN OF THE BOARD


/S/ CHARLES K. DARGAN II
------------------------       CHIEF FINANCIAL OFFICER,      JUNE 27, 2006
CHARLES K. DARGAN II           TREASURER


/S/ MARK WILLIAMS
------------------------       DIRECTOR                      JUNE 27, 2006
MARK WILLIAMS


/S/ LAURENCE MURRAY
------------------------       DIRECTOR                      JUNE 27, 2006
LAURENCE MURRAY


/S/ ROBERT LANZ
------------------------       DIRECTOR AND CHAIRMAN         JUNE 27, 2006
ROBERT LANZ                    OF THE AUDIT COMMITTEE