Form 10QSB
period 2006-06-30
SEMOTUS SOLUTIONS INC
filed 2006-08-11
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                         COMMISSION FILE NUMBER: 1-15569

                            SEMOTUS SOLUTIONS, INC.

              (Exact name of small business issuer in its charter)


           Nevada                                            36-3574355
 ------------------------------                     ----------------------------
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

Yes [X]  No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act)

Yes [ ]  No [X]

As of July 24, 2006, 35,549,095 shares of the issuer's common stock were issued and 34,932,898 shares were outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

     a. Condensed Consolidated Balance Sheets as of June 30, 2006
        (unaudited) and March 31, 2006                                        3

     b. Condensed Consolidated Statements of Operations and
        Comprehensive Loss for the three months ended June 30,
        2006 and 2005 (unaudited)                                             4

     c. Condensed Consolidated Statements of Cash Flows for the
        three months ended June 30, 2006 and 2005 (unaudited)                 5

     d. Notes to the Condensed Consolidated Financial Statements              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            13

ITEM 3. CONTROLS AND PROCEDURES                                              18


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

ITEM 5. OTHER INFORMATION                                                    18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     18


        SIGNATURES                                                           19

        CERTIFICATIONS                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                      JUNE 30,       MARCH 31,
                                                        2006           2006
                                                    ----------      ----------
                                                    (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                           $  853,680      $1,105,684

Trade receivables (net of allowance for doubtful
accounts of $10,169 at June 30, 2006 and $2,700
at March 31, 2006)                                     398,077         474,385

Prepaid expenses and other current assets               37,994          21,400
                                                     ---------      ----------

     Total current assets                            1,289,751       1,601,469


Property and equipment, net                                --            3,413
Goodwill, net                                        3,414,575       3,414,575
Other assets                                             2,244             --
                                                    ----------      ----------
     Total assets                                   $4,706,570      $5,019,457
                                                    ==========      ==========

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Bank line of credit                               $      --       $  250,000
  Dell Computers Line of credit                          9,573             --
  Accounts payable                                     273,462         394,418
  Accrued vacation                                      68,257          84,444
  Other accrued liabilities                            133,941         160,773
  Deferred revenue                                     234,791         207,613
                                                    ----------      ----------
     Total current liabilities                         720,024       1,097,248
                                                    ----------      ----------
     Total liabilities                                 720,024       1,097,248
                                                    ----------      ----------
Commitments and contingencies

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
  50,000,000 shares; 35,730,194 issued and
  34,922,901 outstanding at June 30, 2006, and
  32,219,637 issued and 31,412,344 outstanding
  at March 31, 2006                                    349,229         314,123
Additional paid-in capital                          71,506,128      70,889,703
Accumulated other comprehensive loss                   (80,928)        (80,427)
Accumulated deficit                                (67,787,883)    (67,201,190)
                                                    ----------      ----------
     Total shareholders' equity                      3,986,546       3,922,209
                                                    ----------      ----------
     Total liabilities and shareholders' equity     $4,706,570      $5,019,457
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                       2006            2005
                                                    ----------      ----------

Revenues                                            $  436,689      $  477,345

Cost of revenues                                        94,485         140,225
                                                    ----------      ----------
Gross profit                                           342,204         337,120


Operating expenses:
  (Exclusive of depreciation and amortization and stock, option and warrant expense)

  Research and development                             285,495         139,937
  Sales and marketing                                  269,014         269,659
  General and administrative                           245,677         270,759

  Depreciation and amortization:

     Research and development                              --            2,262
     General and administrative                          3,413          18,852
                                                    ----------      ----------
                                                         3,413          21,114
                                                    ----------      ----------


  Stock, option and warrant expense:
     Research and development                            2,538             --
     Sales and marketing                                 3,940             --
     General and administrative                        127,809         119,551
                                                    ----------      ----------
                                                       134,287         119,551

  Total operating expenses                             937,886         821,020
                                                    ----------      ----------
     Operating loss                                   (595,682)       (483,900)

Other income                                             8,989          11,431
                                                    ----------      ----------
Net loss                                              (586,693)       (472,469)

Other comprehensive loss - Translation adjustment         (501)         (4,948)
                                                    ----------      ----------
Comprehensive loss                                  $ (587,194)     $ (477,417)
                                                    ==========      ==========

Net loss per common share:
  Basic                                             $    (0.02)     $    (0.02)
  Diluted                                           $    (0.02)     $    (0.02)

Weighted average shares outstanding:
  Basic                                             33,183,760      25,038,727
  Diluted                                           33,183,760      25,038,727
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                       2006            2005
                                                    ----------      ----------
Cash flows from operating activities:

  Net loss                                          $ (586,693)     $ (472,469)

  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

     Depreciation and amortization                       3,413          21,114
     Compensation expense related to stock, stock
       options and warrants issued for services        134,287         119,551
     Non-cash settlement of liabilities                    --           (6,047)


  Changes in assets and liabilities net of
   acquired assets and liabilities due to
   acquisition:
     Accounts and other receivables                     76,308         (77,819)
     Prepaid expenses and other assets                 (16,594)         24,061
     Accounts payable                                 (120,956)         84,998
     Accrued expenses and other current liabilities    (43,019)        (88,181)
     Deferred revenue                                   27,178          (9,790)
                                                    ----------      ----------
  Net cash used in operating activities               (526,076)       (404,582)
                                                    ----------      ----------
Cash flows from investing activities:
  Cash acquired for stock in acquisition                   --          120,442
                                                    ----------      ----------
  Net cash provided by investing activities                --          120,442
                                                    ----------      ----------

Cash flows from financing activities:
  Bank line of credit (Note 6)                        (250,000)         50,000
  Dell Computers Line of Credit                          9,573             --
  Proceeds from exercise of options and warrants           --            4,050
  Proceeds from Southshore financing                   515,000             --
                                                    ----------      ----------
  Net cash provided by financing activities            274,573          54,050
                                                    ----------      ----------
  Effect of exchange rate changes on cash                 (501)          1,249
                                                    ----------      ----------
  Net decrease in cash and cash equivalents           (252,004)       (228,841)
  Cash and cash equivalents, beginning of period     1,105,684       1,435,246
                                                    ----------      ----------
  Cash and cash equivalents, end of period          $  853,680       1,206,405
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                       2006            2005
                                                    ----------      ----------

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                              $      581      $      648
                                                    ==========      ==========
Cash paid for income taxes                          $    3,300      $    2,500
                                                    ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non-cash compensation expense (reversal) due to
  variable accounting for repriced stock options    $      --       $   23,500
                                                    ==========      ==========
Deferred tax asset related to stock option grants   $    2,244      $      --
                                                    ==========      ==========
Assets acquired for stock, and liabilities
 assumed, in Clickmarks, Inc.:
  Assets acquired                                   $      --       $  207,906
  Goodwill                                                 --        1,581,107
  Fair value of assets                                     --        1,789,013
  Liabilities assumed                                      --          227,716
                                                    ==========      ==========

Non-cash purchase consideration for the
acquisition of Clickmarks, Inc. through the
issuance of common stock                            $      --       $1,561,297
                                                    ==========      ==========

Non-cash value of warrants issued as part of
the acquisition of Clickmarks, Inc.                 $      --       $  279,692
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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended June 30, 2006 and 2005 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

3. RECENT PRONOUNCEMENTS

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in the original Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial position results of operations or cash flows.

4.  STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended June 30, 2006 was $134,287.

Prior to April 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.


As a result of adopting SFAS 123(R) on April 1, 2006, the Company's income before income taxes and net income for the period ended June 30, 2006, was $34,666 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended June 30, 2006 would have both been $(0.02), if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company has estimated the fair value of its option awards granted after April 1, 2006 using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's stock. The Company uses actual data to estimate option exercises, forfeitures and cancellations within the valuation model. The expected term of options granted is 4 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.



Black-Scholes -Based Option Valuation Assumptions                    2007
-------------------------------------------------                   ------

Fair value of options granted during the period                     $0.148

Expected term (in years)                                           4 years

Expected volatility                                                 95.68%

Weighted average volatility                                         95.68%

Expected dividend yield                                               --

Risk-free rate                                                       4.94%

The Company estimated the fair value of its option awards granted prior to April 1, 2006 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following fiscal years:



Black-Scholes Option Valuation Assumptions           2006       2005      2004
                                                    ------     ------    ------
Fair value of options granted during the period     $ 0.25     $ 0.27    $ 0.38

Expected term (in years)                                4          4         4

Expected volatility                                 95-103%   104-141%   89-173%

Expected dividend yield                                --         --         --

Risk free rate                                        4.18%      3.14%     2.51%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," to options granted under the Company's stock option plans during the three month period ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight line vesting basis over a 4 year vesting period and forfeitures are recognized as they occur. The Company's pro forma information follows for the three months ended June 30, 2005:

                                                                     June 30,
                                                                       2005
                                                                    ----------
Net income, as reported                                             $ (472,469)

Total stock-based employee compensation expense determined under intrinsic value based method for all awards and variable
  accounting for repriced options                                   $   23,500

Total stock-based employee compensation expense
  determined under fair value based method for all
  option awards, net of related tax effects                         $  (28,974)

Pro forma net income                                                $ (477,943)

Basic earnings per share as reported                                $    (0.02)

Basic earnings per share pro forma                                  $    (0.02)

Diluted earnings per share as reported                              $    (0.02)

Diluted earnings per share pro forma                                $    (0.02)

The following table summarizes the stock option transactions for the quarter ended June 30, 2006 based upon a closing stock price of $0.16 per share as of June 30, 2006.

                                                     Weighted
                                                     Average       Aggregate
Stock Options                           Shares        Price      Intrinsic Value
-------------                           ------        -----      ---------------

Outstanding at April 1, 2006           3,570,134      0.280            --

Granted                                  555,000      0.150          5,550

Exercised                                    --         --             --

Forfeited                               (148,164)     0.420            --

Outstanding at June 30, 2006           3,976,970       0.27            --

Exercisable at June 30, 2006           3,102,519       0.25            --

There were no options exercised in the first quarter ended June 30, 2006. In the first quarter ended June 30, 2005, the intrinsic value of the options exercised was $4,050.

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

For the three months ended June 30, 2006 and 2005, 9,887,326 and 5,978,855 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT

On September 30, 2004, we entered into a loan and security agreement with a medium sized local bank. As of June 30, 2006, there was no outstanding balance under this line of credit. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate, but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on July 29, 2005 for one year so that the line of credit terminates on July 28, 2006, when all advances are immediately due and payable. On October 11, 2005, we entered into an Amendment to the loan and security agreement discussed above. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less. On March 17, 2006, we entered into an Amendment to the loan and security agreement discussed above, which increased the maximum amount allowed to be advanced up to $350,000.

7. ACQUISITIONS

We made no acquisitions in the fiscal quarter ended June 30, 2006.

In the quarter ended June 30, 2005, we acquired Clickmarks, Inc. In exchange for 100% of Clickmarks' issued and outstanding capital stock we issued 4,107,982 shares of our common stock to the stockholders of Clickmarks as of the close of the acquisition, June 23, 2005. 15% of these shares are being held in escrow, and may be used by us for indemnification purposes related to the acquisition. Through the acquisition of Clickmarks, we acquired $207,906 in fair value of assets and recorded $1,581,107 in goodwill. Separate from the merger agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company's stock option plan, Semotus issued warrants to this group of employees to purchase up to a total of 1,000,000 shares of Semotus common stock at an exercise price of $0.39 per share, which was the closing price of Semotus' stock on June 23rd, the date the acquisition closed and their date of hire, vesting over a one year period and having a ten year term. These warrants have a total value of $279,692. Semotus has also issued an aggregate of 70,646 shares of restricted common stock to some of these Clickmarks employees at the time of acquisition and issued an aggregate of 88,438 shares of restricted common stock to some of these Clickmarks employees at their annual anniversary with Semotus.

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

The condensed financial information for the fiscal quarters ended June 30, 2005 and 2004 and pro forma combined financial information as of June 30, 2005 was discussed in our SEC Form 8-K/A filing that was filed on September 6, 2005 and in our SEC Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 28, 2006.

8. EQUITY PRIVATE PLACEMENT

We closed an equity private placement of $560,000 on May 16, 2006. Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants are not exercisable until November 16, 2006. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

9. SUBSEQUENT EVENT

We have received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

We intend to submit a plan to Amex which will outline our plans to regain compliance with Amex' continued listing requirements. We expect to submit this plan on or before August 21, 2006, and otherwise comply with all requirements set forth by Amex. Final approval of this plan is subject to the discretion of Amex.

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

CRITICAL ACCOUNTING POLICIES

We described our critical accounting policies in Item 6, "Management's Discussion and Analysis or Plan of Operation," of our Annual Report on Form 10-KSB for the year ended March 31, 2006.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

OVERVIEW

Through fiscal year 2004 to present, we have focused on growing revenues primarily through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. We have also pursued growth through strategic acquisitions. With the acquisition of Expand Beyond Corporation, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products. Through the acquisition of Clickmarks, we acquired a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends.

We have received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

We intend to submit a plan to Amex which will outline our plans to regain compliance with Amex' continued listing requirements. We expect to submit this plan on or before August 21, 2006, and otherwise comply with all requirements set forth by Amex. Final approval of this plan is subject to the discretion of Amex.

As part of our ongoing emphasis on financial responsibility and the streamlining of operations, management is considering the downsizing or closing of our Vancouver, Canada facility. Such downsizing or closing could occur as early as the second quarter of fiscal 2007, and would most likely result in the discontinuation of our Canadian operations. We are currently considering all options with respect to our Vancouver facility, keeping in mind the need to minimize any impact on our continuing operations.

We had a net loss of $586,693 ($0.02 per share) in the three months ended June 30, 2006, as compared to a net loss of $472,469 ($0.02 per share) in the three months ended June 30, 2005. Our overall cash decline increased to $252,004 in the three months ended June 30, 2006, compared to $228,841 in the three months ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

Revenues for the three months ended June 30, 2006 decreased 8.5% to $436,689 as compared to $477,345 for the three months ended June 30, 2005. This is due to a slight weakness in the software sales for the first quarter of FY 2007 resulting from the timing of the closing of new sales contracts.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 78% in the three months ended June 30, 2006 from 71% in the same period ended June 30, 2005. The increase in gross profit margin is principally due to decreases in cost of revenues. The cost of revenues principally includes costs to obtain data feeds from various exchanges, costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. The costs declined due to the negotiated reductions in contracts with service providers and due to better operating efficiencies.

OPERATING EXPENSES

Operating expenses increased to $937,886 in the three months period ended June 30, 2006 versus $821,020 for the same period in the last fiscal year, mainly due to a substantial increase in research and development expenses as a result of the acquisition of Clickmarks and offshore engineering and development expenses as well as FAS 123R related expenses. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                   -----------------------
     DESCRIPTION                                      2006          2005
     -----------                                   ---------     ---------
     Research and development                      $ 285,495     $ 139,937
     Sales and marketing                             269,014       269,659
     General and administrative                      245,677       270,759
     Depreciation and amortization                     3,413        21,114
     Stock, option and warrant expense               134,287       119,551
                                                   ---------     ---------
     Total                                         $ 937,886     $ 821,020
                                                   =========     =========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs increased due to product improvements and enhancements from the acquisition of Expand Beyond and Clickmarks, as well as from an increase in personnel in engineering compared to the same quarter in the prior fiscal year. Remaining engineering costs are due to production projects for existing products and services, which also increased in the first quarter ended June 30, 2006.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have remained the same compared to last year.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs decreased during the three months ended June 30, 2006 versus 2005 due to consolidation of costs for rent and administrative personnel related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three months ended June 30, 2006 versus 2005 is as a result of fully depreciated assets and the decline in capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance.

COMPREHENSIVE LOSS

The comprehensive loss of $587,194 or $0.02 per share for the three months ended June 30, 2006, compared to the comprehensive loss of $477,417 or $0.02 per share for the three months ended June 30, 2005, is mainly a result of the combination of decreased revenue and increased engineering expenses related to the Clickmarks acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products. Additionally, the acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities, and consequently the overall cash loss increased by 30% for the three months ended June 30, 2006 versus 2005. The sources and uses of cash are summarized as follows (unaudited):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                   -----------------------
                                                      2006          2005
                                                   ---------     ---------
     Cash used in operating activities             $(526,076)    $(404,582)
     Cash from investing activities                      --        120,442
     Cash provided by financing activities           274,573        54,050
     Effect of exchange rate changes on cash            (501)        1,249
     Net decrease in cash and cash equivalents     $(252,004)    $(228,841)
                                                   =========     =========


Cash used in operating activities from continuing operations consisted principally of an operating loss of $595,682 resulting from gross profits of $342,204 and operating expenses of $937,886. Some of the operating loss is offset by non-cash expenses of $3,413 of depreciation and amortization and $134,287 of stock compensation expense. Other operating activities that contributed to the increase in the use of cash were a decrease in accounts payable of $120,956, decrease in other accrued liabilities of $43,019, and an increase in prepaid expenses of $16,594, offset somewhat by decrease in accounts receivable of $76,308.

Cash used in operating activities in the first quarter of FY 2006 consisted principally of an operating loss of $483,900 resulting from gross profits of $337,120 and operating expenses of $821,020. Some of the operating loss is offset by non-cash expenses of $21,114 of depreciation and amortization and $119,551 of stock compensation expense. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $84,998, and an increase in prepaid expenses of $24,061, offset by an increase in other accrued liabilities of $88,181 and an increase in accounts receivable of $77,819.

There was no cash used in or provided by investing activities for the three months ended June 30, 2006. Cash provided by investing activities for the three months ended June 30, 2005 consisted principally of $120,442 in cash acquired in the Clickmarks acquisition.

Cash provided by financing activities for the three months ended June 30, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006 and a draw down on our line of credit of $9,573 from a computer company. We paid off $250,000 for the bank line of credit during the three months ended June 30, 2006, leaving no outstanding balance.

Cash provided by financing activities for the three months ended June 30, 2005 consisted principally of a draw down on our revolving line of credit of $50,000 and $4,050 of cash from the exercise of stock options.

As of June 30, 2006, we had cash and cash equivalents of $853,680, a decrease of $252,004 from the balance at March 31, 2006, which was $1,105,684. Working capital increased to $569,727 at June 30, 2006 from $504,221 at the fiscal 2006 year end, an increase of $65,506. The increase in working capital is due to the cash received from our May 2006 financing. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $111,860 in fiscal 2007, $116,308 in fiscal 2008 and $58,896 in fiscal 2009 .There are no material commitments for capital expenditures at June 30, 2006.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:
May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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


FORWARD LOOKING STATEMENTS AND RISK FACTORS
This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB for the year ended March 31, 2006. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Not applicable.

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


                                    SEMOTUS SOLUTIONS, INC.


DATE: AUGUST 11, 2006               BY: /S/ ANTHONY N. LAPINE
                                        ----------------------------------
                                        ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                        CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                        EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                        ----------------------------------
                                        CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                        OFFICER (PRINCIPAL FINANCIAL OFFICER)