Form 10QSB
period 2006-09-30
SEMOTUS SOLUTIONS INC
filed 2006-11-09
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

As of October 22, 2006, 35,549,095 shares of the issuer's common stock were issued and 34,932,898 shares were outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

     a.   Condensed Consolidated Balance Sheets as of September
          30, 2006 (unaudited) and March 31, 2006                             3

     b.   Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the three and six months ended
          September 30, 2006 and 2005 (unaudited)                             4

     c.   Condensed Consolidated Statements of Cash Flows for
          the six months ended September 30, 2006 and 2005
          (unaudited)                                                         5

     d.   Notes to the Condensed Consolidated Financial Statements            7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 3. CONTROLS AND PROCEDURES                                              16


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5. OTHER INFORMATION                                                    17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     17

     SIGNATURES                                                              18

     CERTIFICATIONS                                                          19

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    SEPTEMBER 30,     MARCH 31,
                                                        2006           2006
                                                    ------------    ------------
CURRENT ASSETS:                                     (unaudited)
Cash and cash equivalents                           $    916,591    $ 1,105,684
Trade receivables (net of allowance for
doubtful accounts of $10,169 at September
30, 2006 and $2,700 at March 31, 2006)                   497,580         474,385
Prepaid expenses and other current assets                 26,406          21,400
                                                    ------------    ------------
     Total current assets                              1,440,577       1,601,469

Property and equipment, net                                  --            3,413
Goodwill, net                                          3,414,575       3,414,575
Other assets                                               5,093             --
                                                    ------------     -----------
     Total assets                                   $  4,860,245    $  5,019,457
                                                    ============    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

Bank line of credit                                 $    350,000    $    250,000
Equipment loan                                             8,521             --
Accounts payable                                         251,564         394,418
Accrued vacation                                          61,847          84,444
Other accrued liabilities                                208,256         160,773
Deferred revenue                                         222,368         207,613
                                                    ------------    ------------
     Total current liabilities                         1,102,556       1,097,248
                                                    ------------    ------------
     Total liabilities                                 1,102,556       1,097,248
                                                    ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
50,000,000 shares; 35,549,095 issued and
34,932,898 outstanding at September 30, 2006,
and 32,219,637 issued and 31,412,344
outstanding at March 31, 2006                            349,329         314,123
Additional paid-in capital                            71,546,853      70,889,703
Accumulated other comprehensive loss                         --          (80,427)
Accumulated deficit                                  (68,138,493)    (67,201,190)
                                                    ------------    ------------
     Total shareholders' equity                        3,757,689       3,922,209
                                                    ------------    ------------
     Total liabilities and shareholders' equity     $  4,860,245    $  5,019,457
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER  30,
                                                    ----------------------------    ----------------------------
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Revenues                                            $    511,286    $    685,721    $    947,974    $  1,163,066

Cost of revenues                                          81,781          82,472         176,265         222,697
                                                    ------------    ------------    ------------    ------------
Gross profit                                             429,505         603,249         771,709         940,369

Operating expenses:

    (Exclusive of depreciation and amortization
      and stock, option and  warrant expense)
    Research and development                             268,465         289,212         553,961         429,149
    Sales and marketing                                  243,436         340,086         512,450         609,745
    General and administrative                           199,390         325,938         445,067         596,697

    Depreciation and amortization:
        Research and development                            --             2,362            --             4,624
        General and administrative                          --            16,151           3,413          35,003
                                                    ------------    ------------    ------------    ------------
                                                            --            18,513           3,413          39,627
                                                    ------------    ------------    ------------    ------------

    Stock, option and warrant expense:
        Research and development                           1,954            --             4,492            --
        Sales and marketing                                5,778          23,600           9,718          23,600
        General and administrative                        30,244         (43,233)        158,052          76,318
                                                    ------------    ------------    ------------    ------------
                                                          37,976         (19,633)        172,262          99,918
                                                    ------------    ------------    ------------    ------------
    Total operating expenses                             749,267         954,116       1,687,153       1,775,136
                                                    ------------    ------------    ------------    ------------
      Operating loss                                    (319,762)       (350,867)       (915,444)       (834,767)

Other income (loss)                                      (30,848)         32,670         (21,859)         44,101
                                                    ------------    ------------    ------------    ------------
Net loss                                                (350,610)       (318,197)       (937,303)       (790,666)
Other comprehensive income (loss) -
  Translation adjustment                                    --             1,370            (501)         (3,578)
                                                    ------------    ------------    ------------    ------------
Comprehensive loss                                  $   (350,610)   $   (316,827)   $   (937,804)   $   (794,244)
                                                    ============    ============    ============    ============
Net loss per common share:
    Basic                                           $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                                    ============    ============    ============    ============
    Diluted                                         $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                                    ============    ============    ============    ============
Weighted average shares outstanding:
    Basic                                             35,561,353      25,081,392      34,379,052      22,834,455
                                                    ============    ============    ============    ============
    Diluted                                           35,561,353      25,081,392      34,379,052      22,834,455
                                                    ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          SIX MONTHS ENDED
                                                            SEPTEMBER  30,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
Cash flows from operating activities:
   Net loss                                         $   (937,303)   $   (790,666)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

     Depreciation and amortization                         3,413          39,627
     Compensation expense related to stock, stock
       options and warrants issued for services          172,262          99,918
     Non-cash settlement of liabilities                  (49,334)         (9,146)
     Accumulated translation loss                         80,928             --

Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:

     Accounts and other receivables                      (23,195)        (82,370)
     Prepaid expenses and other assets                    13,214          28,414
     Accounts payable                                    (91,029)        113,482
     Accrued expenses and other current liabilities       29,552         (53,289)
     Deferred revenue                                     14,755          (5,174)
                                                    ------------    ------------
Net cash used in operating activities                   (813,165)       (659,204)
                                                    ------------    ------------
Cash flows from investing activities:

     Cash acquired for stock in acquisition                  --          120,442
                                                    ------------    ------------
     Net cash provided by investing activities               --          120,442
                                                    ------------    ------------

Cash flows from financing activities:

     Bank line of credit (Note 6)                        100,000         143,372
     Equipment loan                                        9,573             --
     Proceeds from exercise of options and warrants          --            7,438
     Proceeds from Southshore financing                  515,000             --
                                                    ------------    ------------
     Net cash provided by financing activities           624,573         150,810
                                                    ------------    ------------
     Effect of exchange rate changes on cash                (501)          1,290
                                                    ------------    ------------
     Net decrease in cash and cash equivalents          (189,093)       (386,662)
     Cash and cash equivalents, beginning of period    1,105,684       1,435,246
                                                    ------------    ------------
     Cash and cash equivalents, end of period       $    916,591    $  1,048,584
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                          SIX MONTHS ENDED
                                                            SEPTEMBER  30,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                              $      2,538    $      1,432
                                                    ============    ============
Cash paid for income taxes                          $      3,444    $      3,325
                                                    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non-cash compensation expense (reversal)
due to variable accounting for repriced
stock options                                       $        --     $    (81,201)
                                                    ============    ============

Deferred tax asset related to stock option grants   $      5,093    $        --
                                                    ============    ============

Assets acquired for stock, and liabilities assumed, in Clickmarks, Inc.:

     Assets acquired                                $        --     $    203,766
     Goodwill                                                --        1,585,247
                                                    ------------    ------------

     Fair value of assets                                    --        1,789,013
     Liabilities assumed                                     --         (227,716)
                                                    ------------    ------------

Non-cash purchase consideration for the
acquisition of Clickmarks, Inc. through the
issuance of common stock                            $        --     $  1,561,297
                                                    ============    ============

Non-cash value of warrants issued as part of
the acquisition of Clickmarks, Inc.                 $        --     $    279,692
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

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

We are a leading provider of enterprise application software connecting employees to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the HipLink(R)XS family of software, the Global Market Pro family of software and services, the PocketAdmin and PocketDBA software from Expand Beyond, and the technology and software solutions from Clickmarks. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers.

2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended September 30, 2006 and 2005 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

In December of 2004, the FASB amended APB No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in the original Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

4. STOCK-BASED COMPENSATION
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three and six months ended September 30, 2006 was $37,976 and 172,262, respectively.

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

As a result of adopting SFAS 123(R) on April 1, 2006, the Company's income before income taxes and net income for the period ended September 30, 2006, was $31,301 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three month periods ended September 30, 2006 would have both been $(0.01) and $(0.03) for the six month period ended September 30, 2006, if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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


Black-Scholes -Based Option Valuation Assumptions                  2007
-------------------------------------------------                  ----

Fair value of options granted during the period                   $ 0.148

Expected term (in years)                                          4 years

Expected volatility                                                95.68%

Weighted average volatility                                        95.68%

Expected dividend yield                                              --

Risk-free rate                                                      4.94%

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," to options granted under the Company's stock option plans during the three and six month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight line vesting basis over a 4 year vesting period and forfeitures are recognized as they occur. The Company's pro forma information follows for the three and six months ended September 30, 2005:


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                         SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

Net income, as reported                      $ (318,197)           $(790,666)

Total stock-based employee compensation
expense determined under intrinsic value
based method for all awards and variable
accounting for repriced options                (104,701)             (81,201)


Total stock-based employee compensation
expense determined under fairvalue based
method for all option awards, net of
related tax effects                             (31,042)             (60,016)

Pro forma net income                         $ (453,940)            (931,883)

Basic earnings per share as reported            $ (0.01)             $ (0.03)

Basic earnings per share pro forma              $ (0.02)             $ (0.04)

Diluted earnings per share as reported          $ (0.01)             $ (0.03)

Diluted earnings per share pro forma            $ (0.02)             $ (0.04)


The following table summarizes the stock option transactions for the quarter ended September 30, 2006 based upon a closing stock price of $0.07 per share as of September 30, 2006:

                                                    Weighted
                                                     Average       Aggregate
Stock Options                           Shares       Price      Intrinsic Value
--------------------------------------------------------------------------------

Outstanding at June 1, 2006            3,976,970      0.27             --

Granted                                      --        --              --

Exercised                                    --        --              --

Forfeited                               (74,793)      0.27             --

Expired                                (190,000)      0.17             --

Outstanding at September 30, 2006      3,712,177      0.27             --

Exercisable at September 30, 2006      3,142,668      0.26             --

There were no options exercised in the second quarter ended September 30, 2006. In the second quarter ended September 30, 2005, the intrinsic value of the options exercised was $3,388.

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A $0.05 per share decrease in the closing stock price on September 30, 2005 from the closing stock price on March 31, 2005 resulted in an offset to the compensation expense of $104,701 and $81,201 to be recognized in the three and six months ended September 30, 2005, respectively.

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

For the three and six months ended September 30, 2006 and 2005, 9,737,533 and 5,241,381 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT
On September 30, 2004, we entered into a loan and security agreement with a medium sized local bank. As of September 30, 2006, there was an outstanding balance of $100,000 under this line of credit. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate (8.25% as of September 30, 2006), but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on August 23, 2006 for one year so that the line of credit terminates on July 27, 2007, when all advances are immediately due and payable. On October 11, 2005, we entered into an Amendment to the loan and security agreement discussed above. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less. On March 17, 2006, we entered into an Amendment to the loan and security agreement discussed above, which increased the maximum amount allowed to be advanced up to $350,000.

7. ACQUISITIONS
We made no acquisitions in the fiscal quarter ended September 30, 2006.

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

9. AMEX DEFICIENCY LETTER
We received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

We submitted a compliance plan to Amex on August 21, 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Semotus provided updates and amendments to its original compliance plan in August, September, October and November of 2006. The plan is currently under review by the Amex.

10. SEMOTUS SYSTEMS CORPORATION
As part of our ongoing emphasis on financial responsibility and the streamlining of operations, we have closed our Vancouver, Canada facility. On September 20, 2006, our Canadian subsidiary company, Semotus Systems Corporation, filed a notice of bankruptcy in the District of British Columbia, Canada. The majority of our engineering, and research and development efforts are now being handled offshore by an independent contractor.

We accounted for the Semotus Systems Corporation bankruptcy filing in accordance with FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." A trustee fee of $2,672 was incurred in the three months ended September 30, 2006 to complete the bankruptcy filing. This fee is reflected in the general and administrative expenses line item in our income statement for the three and six months ended September 30, 2006. No other one time or cumulative costs were incurred, paid or otherwise settled as part of the shut down of Semotus Systems Corporation. Certain liabilities and assets in the amounts of $56,490 and $7,156, respectively, were discharged in the bankruptcy filing and the net result was a gain of $49,334. We booked the cumulative translation loss of $80,928 in the quarter ending September 30, 2006.

11. CONCENTRATIONS OF CREDIT RISK:
Two customers accounted for 43% of our accounts receivable at September 30, 2006, and five customers accounted for 65% of our accounts receivable at September 30, 2006. We did not have a high concentration of credit risk in the same period in the previous fiscal year.

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

OVERVIEW

Through fiscal year 2004 to present, we have focused on growing revenues primarily through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. We have also pursued growth through strategic acquisitions. With the acquisition of Expand Beyond Corporation in March 2005, we acquired a number of additional enterprise wireless messaging and communications software applications, including PocketDBA and PocketAdmin. Expand Beyond's products and services are synergistic with and enhance HipLinkXS's capabilities, and will therefore be added to our HipLinkXS family of products. Through the acquisition of Clickmarks in June 2005, we acquired a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends.

We have received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a compliance plan to Amex on August 21, 2006 which outlines our plans to regain compliance with Amex' continued listing requirements, and amended and updated our plan in August, September, October and November 2006. The plan is currently under review by the Amex.

As part of our ongoing emphasis on financial responsibility and the streamlining of operations, we have closed our Vancouver, Canada facility. On September 20, 2006, our Canadian subsidiary company, Semotus Systems Corporation, filed a notice of bankruptcy in the District of British Columbia, Canada. The majority of our engineering, and research and development efforts are now being handled offshore by an independent contractor.

We had a net loss of $350,610 ($0.01 per share) in the three months ended September 30, 2006, and a net loss of $937,303 ($0.03 per share) in the six months ended September 30, 2006, as compared to a net loss of $318,197 ($0.01 per share) and $790,666 ($0.03 per share) in the three and six months ended September 30, 2005, respectively. Our overall cash decline decreased to $189,093 in the six months ended September 30, 2006, compared to $386,662 in the six months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES
Revenues for the three months ended September 30, 2006 decreased 25% to $511,286 as compared to $685,721 for the three months ended September 30, 2005. Revenues for the six months ended September 30, 2006 decreased 18% to $947,974 as compared to $1,163,066 for the six months ended September 30, 2005. This is due to a weakness in the software sales for the second quarter of FY 2007 resulting from the timing of the closing of new sales contracts.

COST OF REVENUES AND GROSS MARGIN
The overall gross profit margin decreased to 84% in the three months ended September 30, 2006 from 88% in the same period ended September 30, 2005. This decrease in gross profit margin is principally due to the decrease in revenues. The overall gross profit margin remained at 81% in the six months ended September 30, 2006 and 2005.

OPERATING EXPENSES
Operating expenses decreased overall in the three and six month periods ended September 30, 2006 versus the same periods in the last fiscal year. Specifically, operating expenses decreased to $749,267 in the three month period ended September 30, 2006 versus $954,116 for the same period in the last fiscal year, and decreased to $1,687,153 in the six month period ended September 30, 2006 versus $1,775,136 for the same period in the last fiscal year. This is mainly due to a decrease in the G&A expense and in the sales and marketing expense. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
--------------------------------------------------------------------------------
DESCRIPTION                       2006        2005          2006         2005
--------------------------------------------------------------------------------

Research and development       $ 268,465   $ 289,212     $ 553,961     $ 429,149

Sales and marketing              243,436     340,086       512,450       609,745

General and administrative       199,390     325,938       445,067       596,697

Depreciation and amortization        --       18,513         3,413        39,627

Stock, option and warrant
expense                           37,976    (19,633)       172,262        99,918

Total                          $ 749,267   $ 954,116   $ 1,687,153   $ 1,775,136


Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs increased by 30% in the six month period ended September 30, 2006 versus the same period in the last fiscal year due to product improvements and enhancements from the acquisition of Clickmarks, as well as from an increase in personnel in engineering compared to the same quarter in the prior fiscal year. Remaining engineering costs are due to production projects for existing products and services, which also increased in the six months ended September 30, 2006. These costs decreased by 7% in the three months ended September 30, 2006 compared to the same period last fiscal year.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs decreased in the three and six months ended September 30, 2006 versus 2005 due to the consolidation of marketing consultants and personnel related to the acquisitions of Expand Beyond and Clickmarks.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs decreased during the three and six months ended September 30, 2006 versus 2005 due to consolidation of costs for rent and administrative personnel related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and six months ended September 30, 2006 versus 2005 is as a result of fully depreciated assets and the decline in capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance.

COMPREHENSIVE LOSS
The increase in the comprehensive loss to $350,610 or $0.01 per share for the three months ended September 30, 2006, compared to the comprehensive loss of $316,827 or $0.01 per share for the three months ended September 30, 2005, and $937,804 or $0.03 per share for the six months ended September 30, 2006 versus $794,244 or $0.03 per share for the six months ended September 30, 2005 is mainly a result of decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES
Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products. Additionally, the acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities. However, the cash provided by financing activities offset our cash used so that the overall cash loss decreased by 51% for the six months ended September 30, 2006 versus 2005. The sources and uses of cash are summarized as follows (unaudited):

                                                      SIX MONTHS ENDED
                                                        SEPTEMBER 30,
-----------------------------------------------------------------------------
                                                    2006              2005
-----------------------------------------------------------------------------
Cash used in operating activities                $(813,165)        $(659,204)

Cash provided by investing activities                  --            120,442

Cash provided by financing activities              624,573           150,810

Effect of exchange rate changes on cash               (501)            1,290

Net decrease in cash and cash equivalents        $(189,093)       $ (386,662)

Cash used in operating activities from continuing operations in the six months ended September 30, 2006 consisted principally of an operating loss of $915,444 resulting from gross profits of $771,709 and operating expenses of $1,687,153. Some of the operating loss is offset by non-cash expenses of $3,413 of depreciation and amortization and $172,262 of stock compensation expense. Other operating activities that contributed to the increase in the use of cash were a decrease in accounts payable of $195,644, decrease in other accrued liabilities of $16,233, and an increase in prepaid expenses of $13,214, offset somewhat by an increase in accounts receivable of $23,195.

Cash used in operating activities in the six months ended September 30, 2005 from continuing operations consisted principally of an operating loss of $834,767 resulting from gross profits of $940,369 and operating expenses of $1,775,136. Some of the operating loss is offset by non-cash expenses of $39,627 of depreciation and amortization and $99,918 of stock compensation expense. Other operating activities that contributed to the reduction in the use of cash were an increase in accounts payable of $113,482 and a decrease in prepaid expenses of $28,414, offset by a decrease in other accrued liabilities of $53,289 and an increase in accounts receivable of $82,370.

There was no cash used in or provided by investing activities for the six months ended September 30, 2006. Cash provided by investing activities for the six months ended September 30, 2005 consisted of $120,442 in cash acquired in the Clickmarks acquisition.

Cash provided by financing activities for the six months ended September 30, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006 and a draw down on our revolving line of credit of $100,000, as well as a draw down of $9,573 on a line of credit from a computer company. Cash provided by financing activities for the six months ended September 30, 2005 consisted principally of a net draw down on our revolving line of credit of $143,272 and $7,438 of cash from the exercise of stock options.

As of September 30, 2006, we had cash and cash equivalents of $916,591, a decrease of $189,093 from the balance at March 31, 2006, which was $1,105,684. Working capital decreased to $399,463 at September 30, 2006 from $504,221 at the fiscal 2006 year end, a decrease of $104,758. The decrease in working capital is due to the fact that we have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $111,860 in fiscal 2007, $116,308 in fiscal 2008 and $58,896 in fiscal 2009.
There are no material commitments for capital expenditures at September 30, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on September 21, 2006, for the purpose of (1) electing four directors, (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2007, (3) approving an amendment of our Articles of

Incorporation to effect a reverse stock split in a ratio ranging from one-for-ten to one-for-twenty of all our issued, outstanding and authorized shares of common stock, and (4) approving an amendment to our Articles of Incorporation to increase the Company's total authorized shares of common stock from 50,000,000 to 150,000,000 (on a pre-spit basis). The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

                                     % OF SHARES                      % OF VOTES
    DIRECTORS          VOTES FOR        VOTED       VOTES WITHHELD     WITHHELD
    ---------          ---------     -----------    --------------    ----------

Anthony N. LaPine      22,949,420       91.12%        2,237,274          8.8%

Robert Lanz            22,780,355       90.45%        2,406,339          9.55%

Mark Williams          22,886,694       90.87%        2,300,000          9.13%

Laurence W. Murray     22,880,355       90.85%        2,306,339          9.15%

ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2007 was approved. The vote was as follows:


 VOTES FOR       % OF SHARES VOTED        VOTES AGAINST       VOTES ABSTAINED
 ---------       -----------------        -------------       ---------------

224,794,240           98.44%                 201,339              191,114

ITEM (3). An amendment of our Articles of Incorporation to effect a reverse stock split in a ratio ranging from one-for-ten to one-for-twenty of all our issued, outstanding and authorized shares of common stock was approved. The vote was as follows:


VOTES FOR   % OF SHARES VOTED  VOTES AGAINST  VOTES ABSTAINED  BROKER NON-VOTES
---------   -----------------  -------------  ---------------  ----------------

20,993,083       83.34%          2,436,683       1,756,927            --

ITEM (4). An amendment to our Articles of Incorporation to increase the Company's total authorized shares of common stock from 50,000,000 to 150,000,000 (on a pre-spit basis) was approved. The vote was as follows:

VOTES FOR   % OF SHARES VOTED  VOTES AGAINST  VOTES ABSTAINED  BROKER NON-VOTES
---------   -----------------  -------------  ---------------  ----------------

22,218,913       88.21%          2,783,873         183,908            --

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

                             SEMOTUS SOLUTIONS, INC.




DATE: NOVEMBER 8, 2006              BY: /S/ ANTHONY N. LAPINE
                                    -------------------------------------
                                    ANTHONY N. LAPINE, PRESIDENT, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    -------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)