Form 10QSB
period 2006-12-31
SEMOTUS SOLUTIONS INC
filed 2007-02-13
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2006

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

Yes [ ] No [X]

As of January 31, 2007, 35,570,599 shares of the issuer's common stock were issued and 34,954,402 shares were outstanding.

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

                                                                           PAGE


                         PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS:


      a.  Condensed Consolidated Balance Sheets as of
          December 31, 2006 (unaudited) and March 31, 2006                   3

      b.  Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the three and nine months
          ended December 31, 2006 and 2005 (unaudited)                       4

      c.  Condensed Consolidated Statements of Cash Flows for
          the nine months ended December 31, 2006 and 2005
          (unaudited)                                                        5

      d.  Notes to the Condensed Consolidated Financial Statements           7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         12

 ITEM 3.  CONTROLS AND PROCEDURES                                           16

                           PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                 16

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       16

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   16

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

 ITEM 5.  OTHER INFORMATION                                                 17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

 SIGNATURES                                                                 18

 CERTIFICATIONS                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,     MARCH 31,
                                                                                  2006           2006
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                               (unaudited)
   Cash and cash equivalents                                                 $    711,387    $  1,105,684

   Trade receivables (net of allowance for doubtful accounts of $10,168 at
   December 31, 2006 and $2,700 at March 31, 2006)                                256,301         474,385

   Prepaid expenses and other current assets                                       12,838          21,400
                                                                             ------------    ------------
      Total current assets                                                        980,526       1,601,469


Property and equipment, net                                                          --             3,413
Goodwill, net                                                                   3,414,575       3,414,575
Other assets                                                                        5,093            --
                                                                             ------------    ------------
      Total assets                                                           $  4,400,194    $  5,019,457
                                                                             ============    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Bank line of credit                                                       $    175,308    $    250,000
   Equipment loan                                                                   7,879            --
   Accounts payable                                                               165,560         394,418
   Accrued vacation                                                                54,034          84,444
   Convertible promissory note                                                    140,745            --
   Other accrued liabilities                                                      111,322         160,773
   Deferred revenue                                                               189,185         207,613
                                                                             ------------    ------------
      Total current liabilities                                                   844,033       1,097,248
                                                                             ------------    ------------
      Total liabilities                                                           844,033       1,097,248
                                                                             ------------    ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized: 50,000,000 shares;
35,570,599 issued and 34,954,402 outstanding at December 31, 2006,
and 32,219,637 issued and 31,412,344 outstanding at March 31, 2006                349,544         314,123

Additional paid-in capital                                                     71,668,824      70,889,703

Accumulated other comprehensive loss                                                 --           (80,427)

Accumulated deficit                                                           (68,462,207)    (67,201,190)
                                                                             ------------    ------------
      Total shareholders' equity                                                3,556,161       3,922,209
                                                                             ------------    ------------

      Total liabilities and shareholders' equity                             $  4,400,194    $  5,019,457
                                                                             ============    ============


See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     DECEMBER 31,                    DECEMBER  31,
                                                                 2006            2005            2006            2005
                                                             ------------    ------------    ------------    ------------
Revenues                                                     $    348,317    $    688,217    $  1,296,291    $  1,851,283

Cost of revenues                                                   60,019          82,439         236,282         305,136
                                                             ------------    ------------    ------------    ------------
Gross profit                                                      288,298         605,778       1,060,009       1,546,147

Operating expenses:
    (Exclusive of depreciation and amortization and stock,
      option and  warrant expense)
    Research and development                                      104,957         309,565         658,846         738,714
    Sales and marketing                                           266,917         294,092         779,335         903,837
    General and administrative                                    201,531         310,770         646,609         907,467

    Depreciation and amortization:
        Research and development                                     --             2,405            --             7,024
        Sales and marketing                                          --              --              --              --
        General and administrative                                   --             8,557           3,413          43,565
                                                             ------------    ------------    ------------    ------------
                                                                     --            10,962           3,413          50,589
                                                             ------------    ------------    ------------    ------------

    Stock, option and warrant expense:
        Research and development                                    6,458            --            10,950            --
        Sales and marketing                                         7,669            --            17,387          23,600
        General and administrative                                 18,060         (58,374)        176,112          17,944
                                                             ------------    ------------    ------------    ------------
                                                                   32,187         (58,374)        204,449          41,544
                                                             ------------    ------------    ------------    ------------
    Total operating expenses                                      613,587         867,015       2,300,647       2,642,151
                                                             ------------    ------------    ------------    ------------
      Operating loss                                             (325,289)       (261,237)     (1,240,638)     (1,096,004)

Other income (loss)                                                (6,420)          2,090         (28,374)         46,191
                                                             ------------    ------------    ------------    ------------
Net loss                                                         (323,714)       (259,147)     (1,261,017)     (1,049,813)
Other comprehensive income (loss) - Translation adjustment
                                                                     --               218            (501)         (3,360)
                                                             ------------    ------------    ------------    ------------
Comprehensive loss                                           $   (323,714)   $   (258,929)   $ (1,261,518)   $ (1,053,173)
                                                             ============    ============    ============    ============
Net loss per common share:
    Basic                                                    $      (0.01)   $      (0.01)   $      (0.04)   $      (0.04)
                                                             ============    ============    ============    ============
    Diluted                                                  $      (0.01)   $      (0.01)   $      (0.04)   $      (0.04)
                                                             ============    ============    ============    ============
Weighted average shares outstanding:
    Basic                                                      35,564,989      30,423,013      34,775,802      28,216,191
                                                             ============    ============    ============    ============
    Diluted                                                    35,564,989      30,423,013      34,775,802      28,216,191
                                                             ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
Cash flows from operating activities:
   Net loss                                                       $ (1,261,017)   $ (1,049,813)

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

      Depreciation, amortization and accretion                           9,158          50,589
      Compensation expense related to stock, stock options and
      warrants issued for services                                     204,449          41,544
      Non-cash settlement of liabilities                               (49,334)           --
      Accumulated translation loss                                      80,928          (9,146)


   Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:

      Accounts and other receivables                                   218,084        (184,394)
      Prepaid expenses and other assets                                    352          31,041
      Accounts payable                                                (177,033)        (38,988)
      Accrued expenses and other current liabilities                   (75,194)        (64,855)
      Deferred revenue                                                 (18,428)          7,554
                                                                  ------------    ------------
   Net cash used in operating activities                            (1,068,035)     (1,216,468)
                                                                  ------------    ------------

Cash flows from investing activities:

      Cash acquired for stock in acquisition                              --           120,442
                                                                  ------------    ------------
    Net cash provided by investing activities                             --           120,442
                                                                  ------------    ------------

Cash flows from financing activities:

   Bank line of credit (Note 6)                                        (74,692)           --
   Proceeds from Bathgate financing                                       --           628,814
   Proceeds from exercise of options and warrants                         --             7,438
   Proceeds from Southshore financing                                  515,000            --
   Proceeds from Sullivan note payable                                 225,000            --
   Equipment loan                                                        8,931            --
                                                                  ------------    ------------
   Net cash provided by financing activities                           674,239         636,252
                                                                  ------------    ------------
   Effect of exchange rate changes on cash                                (501)          1,537
                                                                  ------------    ------------
   Net decrease in cash and cash equivalents                          (394,297)       (458,237)
   Cash and cash equivalents, beginning of period                    1,105,684       1,435,246
                                                                  ------------    ------------
   Cash and cash equivalents, end of period                       $    711,387    $    977,009
                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                            $      6,543   $      2,594
                                                                  ============   ============
Cash paid for income taxes                                        $      3,444   $      3,912
                                                                  ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non-cash compensation expense (reversal) due to variable
accounting for repriced stock options                             $       --     $   (238,241)
                                                                  ============   ============
Deferred tax asset related to stock option grants                 $      5,093   $       --
                                                                  ============   ============

Assets acquired for stock, and liabilities assumed, in
Clickmarks, Inc.:
       Assets acquired                                            $       --     $    203,766
       Goodwill                                                           --        1,585,247
                                                                  ------------   ------------
       Fair value of assets                                               --        1,789,013
       Liabilities assumed                                                --         (227,716)
                                                                  ------------   ------------

Non-cash purchase consideration for the acquisition of
Clickmarks, Inc. through the issuance of common stock             $       --     $  1,561,297
                                                                  ============   ============
Non-cash value of warrants issued as part of the acquisition
of Clickmarks, Inc.                                               $       --     $    279,692
                                                                  ============   ============
Non-cash value of warrants issued as part of the
private placement financing                                       $       --     $    425,112
                                                                  ============   ============
Non-cash value of warrants issued as part of the investment
bank's fees for the private placement financing                   $       --     $     98,159
                                                                  ============   ============
Common stock issued for services                                  $     38,902   $     54,347
                                                                  ============   ============
Beneficial conversion feature                                     $     90,000   $       --
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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

3. RECENT PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

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

4. STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three and nine months ended December 31, 2006 was $32,187 and 204,449, respectively.


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


As a result of adopting SFAS 123(R) on April 1, 2006, the Company's loss and net loss for the nine month period ended December 31, 2006, was $26,597 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and nine month periods ended December 31, 2006 would have been $(0.01) and $(0.04), if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," to options granted under the Company's stock option plans during the three and nine month periods ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight line vesting basis over a 4 year vesting period and forfeitures are recognized as they occur. The Company's pro forma information follows for the three and nine months ended December 31, 2005:

                                                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                             DECEMBER 31, 2005  DECEMBER 31, 2005
--------------------------------------------------------------------------- ------------------  -----------------
Net income (loss), as reported                                                  $ (259,147)        $(1,049,813)
--------------------------------------------------------------------------- ------------------  -----------------
Total stock-based employee compensation expense determined under
intrinsic value based method for all awards and variable accounting for           (157,040)           (238,241)
repriced options
--------------------------------------------------------------------------- ------------------  -----------------
Total stock-based employee compensation expense determined under fair
value based method for all option awards, net of related tax effects               (32,760)            (92,776)
--------------------------------------------------------------------------- ------------------  -----------------
Pro forma net income (loss)                                                     $ (448,947)        $(1,380,830)
--------------------------------------------------------------------------- ------------------  -----------------
Basic earnings per share as reported                                               $ (0.01)            $ (0.04)
--------------------------------------------------------------------------- ------------------  -----------------
Basic earnings per share pro forma                                                 $ (0.01)            $ (0.05)
--------------------------------------------------------------------------- ------------------  -----------------
Diluted earnings per share as reported                                             $ (0.01)            $ (0.04)
--------------------------------------------------------------------------- ------------------  -----------------
Diluted earnings per share pro forma                                               $ (0.01)            $ (0.05)
--------------------------------------------------------------------------- ------------------  -----------------

The following table summarizes the stock option transactions for the quarter ended December 31, 2006 based upon a closing stock price of $0.13 per share as of December 31, 2006:

                                                  Weighted
                                                   Average      Aggregate
Stock Options                           Shares      Price    Intrinsic Value
------------------------------------ ----------- ---------- -----------------
Outstanding at October 1, 2006        3,712,177     0.27            --
------------------------------------ ----------- ---------- -----------------
Granted                               1,010,000     0.15            --
------------------------------------ ----------- ---------- -----------------
Exercised                                    --      --             --
------------------------------------ ----------- ---------- -----------------
Forfeited                              (78,539)     0.26            --
----------------------------------- ----------- -----------------------------
Expired                                      --      --             --
------------------------------------ ----------- ---------- -----------------

------------------------------------ ----------- ---------- -----------------
Outstanding at December 31, 2006      4,643,638     0.25            --
------------------------------------ ----------- ---------- -----------------

------------------------------------ ----------- ---------- -----------------
Exercisable at December 31, 2006      3,228,949     0.26            --
------------------------------------ ----------- ---------- -----------------
There were no options exercised in the third quarter ended December 31, 2006 or December 31, 2005.

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A $0.14 per share decrease in the closing stock price on December 31, 2005 from the closing stock price on March 31, 2005 resulted in an offset to the compensation expense of $157,040 and $238,241 to be recognized in the three and nine months ended December 31, 2005, respectively.

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

For the three and nine months ended December 31, 2006 and 2005, 10,201,049 and 6,979,460 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

6. BANK LINE OF CREDIT

On September 30, 2004, we entered into a loan and security agreement with a medium sized local bank. As of December 31, 2006, there was an outstanding balance of $175,308 under this line of credit. The line of credit has an interest rate of 0.5 of one percentage point above the prime rate (8.25% as of December 31, 2006), but in no event shall the interest rate be less than 4.75%. The line of credit was renewed on August 23, 2006 for one year so that the line of credit terminates on July 27, 2007, when all advances are immediately due and payable. On October 11, 2005, we entered into an Amendment to the loan and security agreement discussed above. This Amendment increased the maximum amount allowed to be advanced up to 80% of our eligible accounts receivable, including accounts receivable from two of our subsidiaries, Clickmarks and Expand Beyond, or $150,000, whichever is less. On March 17, 2006, we entered into an Amendment to the loan and security agreement discussed above, which increased the maximum amount allowed to be advanced up to $350,000.

7. ACQUISITIONS

We made no acquisitions in the fiscal quarter ended December 31, 2006.

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

8. EQUITY PRIVATE PLACEMENT

We closed an equity private placement of $560,000 on May 16, 2006. Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants became exercisable on November 16, 2006. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000. These funds are being used to increase our sales and marketing efforts and for other general working capital purposes.

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

We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. The merger is currently expected to close by March 31, 2007. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If Semotus does not make progress consistent with the plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

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

We accounted for the Semotus Systems Corporation bankruptcy filing in accordance with FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." A trustee fee of $2,672 was incurred in the three months ended September 30, 2006 to complete the bankruptcy filing. This fee is reflected in the general and administrative expenses line item in our income statement for the nine months ended December 31, 2006. No other one time or cumulative costs were incurred, paid or otherwise settled as part of the shut down of Semotus Systems Corporation. Certain liabilities and assets in the amounts of $56,490 and $7,156, respectively, were discharged in the bankruptcy filing and the net result was a gain of $49,334. We booked the cumulative translation loss of $80,928 in the quarter ending September 30, 2006.

11. CONCENTRATIONS OF CREDIT RISK:

Two customers accounted for 29% of our accounts receivable, and six customers accounted for 58% of our accounts receivable at December 31, 2006. We did not have a high concentration of credit risk in the same period in the previous fiscal year.

12. INVESTMENT AGREEMENT AND CONVERTIBLE PROMISSORY NOTE

We signed an investment agreement dated November 13, 2006 with an individual investor, Richard Sullivan, Citytalk's Chairman and CEO, relating to an investment of US$225,000 (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by Mr. Sullivan at his discretion at any time into restricted common shares of Semotus at a conversion price of ten cents ($0.10) per share, for a total of 2,250,000 shares. The closing price of Semotus' common stock on November 13, 2006 was $0.14 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $84,255 (net of accretion of $5,745). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008. We will incur no placement agent fees or expenses for this $225,000 investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

13. MERGER AGREEMENT

We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). In the Merger Agreement, we have agreed to acquire 100% of the issued and outstanding capital stock of Citytalk for 418,744,000 shares of Semotus Solutions' common stock. On a fully diluted basis, taking into consideration our outstanding stock, and assuming the exercise of all our warrants and vested stock options, we would have approximately 46,500,000 common shares outstanding. Therefore, the issuance of 418,744,000 common shares to Citytalk will result in Semotus' shareholders owning approximately 10% of the combined corporation upon the close of the merger.

The agreement is subject to Semotus' stockholders approval, Citytalk's stockholders approval, the American Stock Exchange's approval and other closing conditions, including the acquisition by Citytalk of three other companies, NTCH Colorado, Inc., NTCH Idaho, Inc. and NTCH Tennessee, Inc. (collectively, "NTCH"), and an investment of at least $60,000,000 into Citytalk. Citytalk is a merger vehicle created to acquire tower infrastructure and flat rate cellular operations in key markets in the continential United States. If the merger with Citytalk does close, we have agreed to pay a placement fee to the placement agent, Bathgate Capital Partners, LLC in the form of $150,000 and 2,000,000 shares of restricted common stock.

14. SUBSEQUENT EVENTS

We have signed an investment agreement dated February 1, 2007, by and among Semotus and an individual investor, Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992, relating to a cash investment of US$200,000 (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by the investor at his discretion at any time into restricted common shares of Semotus at a conversion price equal to the lesser of (a) ten cents ($0.10) per share and (b) a fifteen percent (15%) discount from the closing price of our common stock calculated using the average closing price over ten consecutive trading days immediately preceding the date the investor gives us a conversion notice, and with a floor which is not to exceed a total maximum potential issuance of 3,557,060 shares. Additionally, during the time period beginning from February 1, 2007 and ending on the earlier of (a) the date the investor gives us a conversion notice and (b) February 1, 2009, if we issue common stock or securities convertible or exercisable into stock at a price that is less than the conversion price, then, we shall reduce a certain number of the investor's shares from the conversion price to an adjusted price, in proportion to the number of securities we actually issue at the adjusted price. The unpaid principal shall accrue interest at 10% per annum and all unconverted principal and interest is due and payable on February 1, 2009. We will incur no placement agent fees or expenses for this investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. As part the investment, we agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 3,557,060 maximum total shares of common stock potentially issuable upon the conversion of the Convertible Promissory Note.

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

We have received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a compliance plan to Amex on August 21, 2006 which outlines our plans to regain compliance with Amex' continued listing requirements, and amended and updated our plan in August, September, October and November 2006. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. The merger is currently expected to close by March 31, 2007. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If Semotus does not make progress consistent with the plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

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

We had a net loss of $323,714 ($0.01 per share) in the three months ended December 31, 2006, and a net loss of $1,261,017 ($0.04 per share) in the nine months ended December 31, 2006, as compared to a net loss of $259,147 ($0.01 per share) and $1,049,813 ($0.04 per share) in the three and nine months ended December 31, 2005, respectively. Our overall cash decline decreased to $394,297 in the nine months ended December 31, 2006, compared to $458,237 in the nine months ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

REVENUES

Revenues for the three months ended December 31, 2006 decreased 49% to $348,317 as compared to $688,217 for the three months ended December 31, 2005. Revenues for the nine months ended December 31, 2006 decreased 30% to $1,296,291 as compared to $1,851,283 for the nine months ended December 31, 2005. This is due to a continued general weakness in software sales resulting in delayed closing of new sales contracts.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin decreased to 83% in the three months ended December 31, 2006 from 88% in the same period ended December 31, 2005. The overall gross profit margin decreased to 82% in the nine months ended December 31, 2006 from 84% in the same period ended December 31, 2005. This decrease in gross profit margin is principally due to the decrease in revenues.

OPERATING EXPENSES

Operating expenses decreased overall in the three and nine month periods ended December 31, 2006 versus the same periods in the last fiscal year. Specifically, operating expenses decreased 29% to $613,587 in the three month period ended December 31, 2006 versus $867,015 for the same period in the last fiscal year, and decreased 13% to $2,300,647 in the nine month period ended December 31, 2006 versus $2,642,151 for the same period in the last fiscal year. This is mainly due to a decrease in the G&A expense and in the research and development expense. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       DECEMBER 31,           DECEMBER 31,
--------------------------------------------------------------------------------
DESCRIPTION                          2006       2005        2006        2005
--------------------------------- ---------- ---------- ----------- ------------
Research and development           $104,957   $309,565    $658,846     $738,714
--------------------------------- ---------- ---------- ----------- ------------
Sales and marketing                 266,917    294,092     779,335      903,837
--------------------------------- ---------- ---------- ----------- ------------
General and administrative          209,526    310,770     654,604      907,467
--------------------------------- ---------- ---------- ----------- ------------

--------------------------------- ---------- ---------- ----------- ------------
Depreciation and amortization            --     10,962       3,413       50,589
--------------------------------- ---------- ---------- ----------- ------------
Stock, option and warrant expense    32,187   (58,374)     204,449       41,544
--------------------------------- ---------- ---------- ----------- ------------
Total                               613,587    867,015   2,300,647   $2,642,151
--------------------------------- ---------- ---------- ----------- ------------

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs decreased by 65% in the three month period ended December 31, 2006 versus the same period in the last fiscal year and 10% in the nine month period ended December 31, 2006 versus the same period in the last fiscal year due to a reduction in personnel costs resulting from shutting down our Canadian office and our concurrent offshore research and development initiative.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs decreased 9% in the three month period and 14% in the nine months ended December 31, 2006 versus 2005 due to the consolidation of marketing consultants and personnel related to the acquisitions of Expand Beyond and Clickmarks.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs decreased 33% during the three months and 28% during the nine months ended December 31, 2006 versus 2005 due to consolidation of costs for rent and administrative personnel related to the acquisitions of Expand Beyond and Clickmarks.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three and nine months ended December 31, 2006 versus 2005 is as a result of fully depreciated assets and the decline in capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance.

COMPREHENSIVE LOSS

The increase in the comprehensive loss to $323,714 or $0.01 per share for the three months ended December 31, 2006, compared to the comprehensive loss of $258,929 or $0.01 per share for the three months ended December 31, 2005, and $1,261,518 or $0.04 per share for the nine months ended December 31, 2006 versus $1,053,173 or $0.04 per share for the nine months ended December 31, 2005 is mainly a result of decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash continued to be spent on operating resources and upgrading and maintaining certain wireless products. Additionally, the acquisitions of Expand Beyond and Clickmarks have increased the cash used in operating activities. However, the cash provided by financing activities offset our cash used so that the overall cash loss decreased by 14% for the nine months ended December 31, 2006 versus 2005. The sources and uses of cash are summarized as follows (unaudited):


                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
----------------------------------------------- -------------------------------
                                                      2006            2005
----------------------------------------------- --------------- ---------------
Cash used in operating activities                $ (1,068,035)   $ (1,216,468)
----------------------------------------------- --------------- ---------------
Cash provided by investing activities                       --         120,442
----------------------------------------------- --------------- ---------------
Cash provided by financing activities                  674,239         636,252
----------------------------------------------- --------------- ---------------
Effect of exchange rate changes on cash                  (501)           1,537
----------------------------------------------- --------------- ---------------
Net decrease in cash and cash equivalents           $(394,297)     $ (458,237)
----------------------------------------------- --------------- ---------------

Cash used in operating activities from continuing operations in the nine months ended December 31, 2006 consisted principally of an operating loss of $1,261,017 resulting from gross profits of $1,060,009 and operating expenses of $2,300,647. Some of the operating loss is offset by $204,449 of stock compensation expense. Other operating activities that contributed to the increase in the use of cash were a decrease in accounts payable of $177,033, decrease in other accrued liabilities of $75,194, offset by a decrease in prepaid expenses of $352, and a decrease in accounts receivable of $218,084.

Cash used in operating activities in the nine months ended December 31, 2005 from continuing operations consisted principally of an operating loss of $1,049,813 resulting from gross profits of $1,546,147 and operating expenses of $2,642,151. Some of the operating loss is offset by non-cash expenses of $43,565 of depreciation and amortization and $41,544 of stock compensation expense. Other operating activities that contributed to the reduction in the use of cash were a decrease in accounts payable of $38,988 and a decrease in prepaid expenses and other assets of $31,041, offset by a decrease in other accrued liabilities of $64,855 and an increase in accounts receivable of $184,394.

There was no cash used in or provided by investing activities for the nine months ended December 31, 2006. Cash provided by investing activities for the nine months ended December 31, 2005 consisted of $120,442 in cash acquired in the Clickmarks acquisition.

Cash provided by financing activities for the nine months ended December 31, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006, $225,000 in net proceeds from a convertible promissory note we signed in November 2006, and a repayment of $74,692 on our revolving line of credit, as well as a draw down of $8,931 on a line of credit from a computer company. Cash provided by financing activities for the nine months ended December 31, 2005 consisted principally of $628,814 in net proceeds from the private placement financing through Bathgate and $7,438 of cash from the exercise of stock options.

As of December 31, 2006, we had cash and cash equivalents of $711,387, a decrease of $394,297 from the balance at March 31, 2006, which was $1,105,684. Working capital decreased to $136,493 at December 31, 2006 from $504,221 at the fiscal 2006 year end, a decrease of $367,728. The decrease in working capital is due to the fact that we have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $28,335 in fiscal 2007, $116,308 in fiscal 2008 and $58,896 in fiscal 2009.
There are no material commitments for capital expenditures at December 31, 2006.

Management believes that it has adequate working capital for the next 12 months.

RECENT PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on its financial statements.


In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

a) Exhibits:

  2.1 Agreement and Plan of Reorganization by and among Semotus and Citytalk, Inc. dated November 10, 2006.*
  2.2 Investment Agreement by and among Semotus and Richard Sullivan dated November 13, 2006.*
  2.3 Investment Agreement dated February 1, 2007 by and among Semotus and Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992.**
  4.1  Convertible Promissory Note dated November 13, 2006.*
  4.2  Convertible Promissory Note dated February 1, 2007.**
 10.1 Amendment 4 to the Agreement by and among Semotus and Bathgate Capital Partners, LLC dated October 27, 2006.*
 10.2 Registration Rights Agreement dated February 1, 2007 by and among Semotus and Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992.**
 31.1  Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N.
       LaPine.
 31.2 Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.
 32.1  Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.
 32.2  Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.

* Incorporated by reference to the corresponding Exhibits to the Registrant's Form 8-K filed on November 16, 2006. ** Incorporated by reference to the Exhibits to the Registrant's Form 8-K filed on February 7, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEMOTUS SOLUTIONS, INC.



DATE: FEBRUARY 12, 2007             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)