Form 10KSB
period 2007-03-31
SEMOTUS SOLUTIONS INC
filed 2007-06-28
CIK 832370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: MARCH 31, 2007

                         COMMISSION FILE NUMBER: 1-15569

                             SEMOTUS SOLUTIONS, INC.
                 (Name of small business issuer in its charter)




            Nevada                                               36-3574355
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               718 UNIVERSITY AVE., SUITE 202, LOS GATOS, CA 95032 (Address of principal executive offices, including zip code)

Issuer's telephone number:  (408) 399-6120

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $1,621,277.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 16, 2007 was $3,557,060.

     As of May 15, 2007, 35,570,599 shares of the issuer's Common stock were issued and 34,954,405 shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III of the Form 10-KSB.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and is therefore filing this Form with the reduced disclosure format.

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007
                                      INDEX




                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1  Description of Business..............................................  3
ITEM 2  Description of Property.............................................. 13
ITEM 3  Legal Proceedings.................................................... 13
ITEM 4  Submission of Matters to a Vote of Security Holders.................. 13

                                     PART II

ITEM 5  Market for Common Equity and Related Stockholder Matters............. 13
ITEM 6  Management's Discussion and Analysis or Plan of Operation............ 14
ITEM 7  Financial Statements................................................. 19
ITEM 8  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure................................................ 19
ITEM 8A Controls and Procedures.............................................. 19
ITEM 8B Other Information.................................................... 19

                                    PART III

ITEM 9  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................. 20
ITEM 10 Executive Compensation............................................... 20
ITEM 11 Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................... 20
ITEM 12 Certain Relationships and Related Transactions....................... 20
ITEM 13 Exhibits............................................................. 20
ITEM 14 Principal Accountant Fees and Services............................... 22

SIGNATURES................................................................... 47

CERTIFICATIONS............................................................... 48


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

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW AND FORMATION OF THE COMPANY
Semotus(R) Solutions, Inc. ("We" or "Our"), is a leading provider of enterprise application software connecting employeeS wirelessly to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the HipLinkXS family of software, the PocketAdmin and PocketDBA software from Expand Beyond, and the technology and software solutions from Clickmarks. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers.

We were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. As a part of the transaction, we also acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, which changed its name to Semotus Systems Corp.

We currently have two wholly owned subsidiaries: Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). All significant intercompany transactions and balances have been eliminated in consolidation. In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Pakistan. Additionally, and more recently, the Global Market Pro Family and other legacy wireless financial data consumer services and software were sold to Stockgroup Systems, Ltd. pursuant to an asset purchase agreement signed in May of 2007. Operations of Clickmarks consist mainly of sales of software products and professional services and support of existing software applications. Clickmarks utilizes a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends. Clickmarks' technology has also been added to our HipLinkXS family of software products, as well as sold as a stand-alone software solution.

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

SIGNIFICANT EVENTS AND RECENT DEVELOPMENTS
We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). In the Merger Agreement, we have agreed to acquire 100% of the issued and outstanding capital stock of Citytalk for 418,744,000 shares of Semotus Solutions' common stock. On a fully diluted basis, taking into consideration our outstanding stock, and assuming the exercise of all our warrants and vested stock options, we would have approximately 46,500,000 common shares outstanding. Therefore, the issuance of 418,744,000 common shares to Citytalk will result in Semotus' shareholders owning approximately 10% of the combined corporation upon the close of the merger.

The agreement is subject to Semotus' stockholders approval, Citytalk's stockholders approval, the American Stock Exchange's approval and other closing conditions, including the acquisition by Citytalk of three other companies, NTCH Colorado, Inc., NTCH Idaho, Inc. and NTCH Tennessee, Inc. (collectively, "NTCH"), and an investment of at least $60,000,000 into Citytalk. Citytalk is a merger vehicle created to acquire tower infrastructure and flat rate cellular operations in key markets in the continential United States. If the merger with Citytalk does close, we have agreed to pay a placement fee to the placement agent, Bathgate Capital Partners, LLC in the form of $150,000 and 2,000,000 shares of restricted common stock. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. We have agreed to the June 28th extension that was an option allowed for in the second amendment to the merger agreement that was filed with the proxy statement. We are currently in discussions with Citytalk regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. We are also considering the pursuit of other alternatives to the merger with Citytalk after the June 28th extension deadline expires.

We received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. We have agreed to the June 28th extension that was an option allowed for in the second amendment to the merger agreement that was filed with the proxy statement. Semotus and Citytalk are currently in discussions regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If Semotus does not make progress consistent with the plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

As part of our ongoing emphasis on financial responsibility and the streamlining of operations, we have closed our Vancouver, Canada facility. On September 20, 2006, our Canadian subsidiary company, Semotus Systems Corporation, filed a notice of voluntary bankruptcy in the District of British Columbia, Canada. The majority of our engineering, and research and development efforts are now being handled offshore by an independent contractor. We accounted for the Semotus Systems Corporation bankruptcy filing in accordance with FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." A trustee fee of $2,672 was incurred in the three months ended September 30, 2006 to complete the bankruptcy filing. This fee is reflected in the general and administrative expenses line item in our income statement for the fiscal year ended March 31, 2007. Certain liabilities and assets in the amounts of $56,490 and $7,156, respectively, were discharged in the bankruptcy filing and the net result was a gain of $49,334. We booked the cumulative translation loss of $80,928 in the quarter ending September 30, 2006. No other one time or cumulative costs were incurred, paid or otherwise settled as part of the shut down of Semotus Systems Corporation.

On May 9, 2007, we consummated the sale of the Global Market Pro family of products and services, our financial data wireless distribution technology and related intellectual property. The purchase price for this asset sale consists of up to $350,000. $150,000 was paid on the closing date and the remaining $200,000 will be paid through a monthly revenue share of 30%, subject to a reduction to 15% should total revenues fall below 25% within six months of the close, until $200,000 has been paid to us or two years have passed from the date of closing, whichever occurs first.

We entered into an investment agreement dated February 1, 2007, with an individual investor, Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992, relating to a cash investment of US$200,000 into our company (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by the investor at his discretion at any time into restricted common shares of Semotus at a conversion price equal to the lesser of (a) ten cents ($0.10) per share and (b) a fifteen percent (15%) discount from the closing price of our common stock calculated using the average closing price over ten consecutive trading days immediately preceding the date the investor gives us a conversion notice, and with a floor which is not to exceed a total maximum potential issuance of 3,557,060 shares. Additionally, during the time period beginning from February 1, 2007 and ending on the earlier of (a) the date the investor gives us a conversion notice and (b) February 1, 2009, if we issue common stock or securities convertible or exercisable into stock at a price that is less than the conversion price, then, we shall reduce a certain number of the investor's shares from the conversion price to an adjusted price, in proportion to the number of securities we actually issue at the adjusted price. The closing price of Semotus' common stock on February 1, 2007 was $0.12 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $36,667 (net of accretion of $3,333). The unpaid principal shall accrue interest at 10% per annum and all unconverted principal and interest is due and payable on February 1, 2009. We will incur no placement agent fees or expenses for this investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. As part of the investment, we agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 3,557,060 maximum total shares of common stock potentially issuable upon the conversion of the Convertible Promissory Note.

We signed an investment agreement dated November 13, 2006 with an individual investor, Richard Sullivan, Citytalk's Chairman and CEO, relating to an investment of $225,000 (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by Mr. Sullivan at his discretion at any time into restricted common shares of Semotus at a conversion price of ten cents ($0.10) per share, for a total of 2,250,000 shares. The closing price of Semotus' common stock on November 13, 2006 was $0.14 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $72,766 (net of accretion of $17,234). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008. We will incur no placement agent fees or expenses for this $225,000 investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

We closed an equity private placement of $560,000 on May 16, 2006. Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants became exercisable on November 16, 2006. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000. These funds were used to increase our sales and marketing efforts and for other general working capital purposes.

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

TARGET MARKETS
While our technology can drive efficiencies in virtually any enterprise, we have chosen to focus in a manageable number of target markets, which we believe project the greatest amount of growth potential and the strongest need for mobile and wireless solutions. This is summarized in the following chart:

--------------------- ----------------------------------------------------------
       MARKET                              MARKET NEEDS
--------------------- ----------------------------------------------------------
Healthcare            Highly reliable wireless alerts to defined groups of
                      people with disparate handheld devices.
--------------------- ----------------------------------------------------------
Government            Offering citizens web-based access to internal data and
                      applications on legacy systems.
--------------------- ----------------------------------------------------------
Retail                Wireless messaging to create greater intimacy with
                      customers and ensure just-in-time product availability.
--------------------- ----------------------------------------------------------
Security              Mission-critical wireless alerts, reducing the time needed to respond to security breaches.
--------------------- ----------------------------------------------------------
Transportation        Work order notification and dispatch, status updates, and
                      pickup and delivery information, enabling the workforce to maintain real-time communication and enhance fleet
                      efficiency.
--------------------- ----------------------------------------------------------
Any enterprise        Offering sales people remote access to product
with a large          specifications, customer databases, appointment calendars,
outside sales         pricing, and competitive information.
force
--------------------- ----------------------------------------------------------
Any enterprise        Remotely monitoring, managing, and troubleshooting of
with a large IT       databases, servers, routers and switches.
infrastructure
--------------------- ----------------------------------------------------------

SERVICES AND PRODUCTS
During the fiscal year ended March 31, 2007, we offered the following services and products:

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

Expand Beyond Products. Through the acquisition of Expand Beyond Corporation, we acquired a number of additional wireless messaging and communications software applications, including PocketDBA and PocketAdmin. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers. This solves the vulnerabilities of relying on on-call staff, which may require 30 to 40 minutes to relocate to the home or office, by giving them the tools to respond immediately from the field. A range of products allow for the secure real-time management of Oracle, SQL Server, Teradata, Windows Active Directory, Exchange, servers and more from mobile devices including BlackBerry, Palm, Pocket PC, laptops, smartphones, and desktops. Expand Beyond's operations have been closed as of March 31, 2007.

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

Legacy Wireless Financial Data Services and Software:
The Global Market Pro(TM) ("GMP") Family. These wireless software applications securely deliver real-time financial information and news; they monitor any security or market indicator in real-time and send out a wireless alert when pre-set values have been reached. These services are marketed to financial institutions who employ traders and other financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. The GMP Family of software and services currently includes: GMP; Equity Market Pro(TM) ("EMP"); and Futures Market Pro ("FMP"). We also offered a suite of wireless financial data consumer products. These products allow customers to retrieve customized information from real-time data feeds, receive and send messages and other information, as well as set their own parameters for real-time data they wish to receive. Our current line of financial consumer products is mostly comprised of QuoteXpress(R), CompanyNewsX and CommodityXpress(TM).

The Global Market Pro Family and other legacy wireless financial data consumer services and software were sold to Stockgroup Systems, Ltd. pursuant to an asset purchase agreement which closed on May 9, 2007. See "Significant Events and Recent Developments".

STRATEGIC RELATIONSHIPS
We maintain strategic relationships with wireless and technology companies in order to further develop our services and product offerings. Maintaining market-leading technology is a difficult task; however, we believe that we continue to produce new software and engineered products and services that are leading the mobile and wireless market. The key relationships for us are with telecommunications carriers and wireless device manufacturers.

CUSTOMERS
We have a diversified customer list. Many different types of corporations utilize our mobile and wireless software and services, such as hospitals, airports, federal, state and local government agencies, as well as any large corporation with a large IT infrastructure and any corporation with a large outside sales force.

REVENUE AND LONG-LIVED ASSETS
Most of our revenue is generated in the United States through our Los Gatos, California office, and most of our fixed assets are located in the Los Gatos, California office. Although we have a diversified customer list and many customers utilizing our mobile and wireless services, we have a high concentration of credit risk because a large portion of our revenue is derived from a small number of customers. We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting Policies: Revenue Recognition". Three customers accounted for 34% of our revenue for the year ended March 31, 2007. We did not have a high concentration of credit risk in the previous fiscal year.

VENDORS
We maintain strong relationships with all of the major telecommunications carriers, content providers and wireless hardware manufacturers that are applicable to our wireless software application products and services. We are not dependent upon any one carrier or hardware manufacturer for our business.

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

RESEARCH AND DEVELOPMENT
We have moved the majority of our research and development operations from Vancouver, B.C., Canada to Pakistan. As of March 31, 2007, we continued to employ 3 engineering persons and contract with 1 independent contractor in Canada. Additionally, we contracted with one corporate independent contractor in Pakistan, utilizing 15 full time and 6 part time individuals within that company for our research and development activities. We found it more advantageous to have our research and development operations located in Pakistan due to the abundance of available, affordable and talented software engineers. Furthermore, these particular engineers in Pakistan have considerable experience in wireless mobility software and are cost effective for us. The previous chief operating officer of Semotus and current advisory board member, Mr. Umair Khan, is a partial owner of the company we are contracting with in Pakistan.

Total costs incurred in research and development amounted to $781,394 and $1,064,934, in the years ended March 31, 2007 and 2006, respectively.

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

To date, we have federally registered certain of our trademarks. "Semotus", "HipLink", "QuoteXpress", "MailXpress", "Net2Wireless" and "Simkin" are registered trademarks of ours. The mark, "QuoteXpress," was sold to Stockgroup pursuant to an asset purchase agreement which closed in May of 2007. See "Significant Events and Recent Developments". We are not currently applying for federal registration of any other marks.

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

EMPLOYEES
At March 31, 2007, we had 17 full-time employees and 2 part-time employees, approximately 13 of whom were engaged in sales and marketing, 3 in finance and administration, and 3 in engineering. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

                                  RISK FACTORS

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

RISK FACTORS PARTICULAR TO SEMOTUS

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.
We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $69,264,178.

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

ANY DELAY IN COMPLETING THE MERGER WITH CITYTALK MAY REDUCE OR ELIMINATE THE BENEFITS EXPECTED.
The merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Any delay in satisfying these conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause us not to realize some or all of the synergies that we expect to achieve if the merger is successfully completed within its expected timeframe.

THE ANNOUNCED MERGER WITH CITYTALK MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR RESULTS OF OPERATIONS.
If the merger is significantly delayed and/or not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, in response to the announcement of the merger, our customers and strategic partners may delay or defer decisions which could have a material adverse effect on our business regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of our company may experience uncertainty about their future roles with the combined company. These conditions may adversely affect employee morale and our ability to attract and retain key management, sales, marketing and technical personnel. In addition, focus on the merger and related matters has resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed if customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the merger or if there is customer and employee uncertainty surrounding the future direction of our company on a stand-alone basis.

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

RISK FACTORS RELATED TO OUR STOCK PRICE

THE CONTINUED LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE IS UNCERTAIN.
We received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. We have agreed to the June 28th extension that was an option allowed for in the second amendment to the merger agreement that was filed with the proxy statement. Semotus and Citytalk are currently in discussions regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If Semotus does not make progress consistent with the plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide. Our current total stockholders' equity as of March 31, 2007 is $2,862,310. If our common stock is delisted from the American Stock Exchange, our common stock would be listed on the Over the Counter ("OTC") Bulletin Board, which could affect the market and the liquidity of our common stock.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK BY OUR MAJOR STOCKHOLDERS AND OTHERS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the price of our common stock. As of March 31, 2007, Anthony N. LaPine, our Chief Executive Officer and Chairman of the Board, beneficially owned 2,844,000 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price of our common stock. In addition, as of March 31, 2007, we have granted and have outstanding 4,669,731 options, with 3,107,357 of those options immediately exercisable, to purchase our common shares in accordance with our 1996 and 2005 Stock Option Plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

In addition, as part of the acquisition of Clickmarks completed in June 2005 and an equity private placement of $700,000 completed in November 2005, we filed a registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on February 16, 2006 to qualify the resale of up to 7,130,640 shares of common stock and 1,875,000 shares issuable upon exercise of warrants. Additionally, on June 19, 2006 we filed a registration statement with the Securities and Exchange Commission that was declared effective on June 30, 2006 to qualify the resale of up to 3,294,118 shares of common stock and 2,810,000 shares issuable upon exercise of warrants. We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of our shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.
The trading price of our common stock has historically been highly volatile. Since we began trading on the American Stock Exchange, our stock price has ranged from $0.04 to $42.00 (as adjusted for stock splits). We expect that the market price of our common stock will continue to fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

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

ITEM 2.   DESCRIPTION OF PROPERTY.
Our corporate headquarters are located in Los Gatos, California. The accounting and legal departments, as well as a portion of our marketing, sales, and customer support departments, and one of our subsidiaries, Clickmarks, are all housed at this location. This facility is approximately 3,704 square feet, and is under a lease through September 30, 2008 with a monthly rental expense of $9,075. Semotus Systems Corp., a Semotus subsidiary which housed our engineering and research and development group, was located in Vancouver, British Columbia, Canada, where it occupied a facility of approximately 2,437 square feet. This lease had a monthly rental expense of $2,843 Canadian dollars, and was terminated on September 20, 2006 as part of its voluntary bankruptcy notice filing. Expand Beyond Corporation, a Semotus subsidiary, was located in Chicago, Illinois and occupied a small portion of approximately 200 square feet within a facility of approximately 3,920 square feet, under a sublease which expired on November 30, 2006 and had a monthly rental expense of $357.

We believe that the existing facilities will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3.   LEGAL PROCEEDINGS.
We are not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2007.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information. Our common stock is traded on the American Stock Exchange ("AMEX") under the symbol "DLK".

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX for the periods indicated:

         ------------------------------------------ ---------- ----------
                                                       HIGH       LOW
         ------------------------------------------ ---------- ----------
         FISCAL YEAR ENDED MARCH 31, 2006
         ------------------------------------------ ---------- ----------
            Quarter ended June 30, 2005                $ 0.54     $ 0.38
         ------------------------------------------ ---------- ----------
            Quarter ended September 30, 2005           $ 0.42     $ 0.26
         ------------------------------------------ ---------- ----------
            Quarter ended December 31, 2005            $ 0.35     $ 0.25
         ------------------------------------------ ---------- ----------
            Quarter ended March 31, 2006               $ 0.30     $ 0.20
         ------------------------------------------ ---------- ----------

         ------------------------------------------ ---------- ----------
         FISCAL YEAR ENDED MARCH 31, 2007
         ------------------------------------------ ---------- ----------
            Quarter ended June 30, 2006                $ 0.26     $ 0.15
         ------------------------------------------ ---------- ----------
            Quarter ended September 30, 2006           $ 0.17     $ 0.04
         ------------------------------------------ ---------- ----------
            Quarter ended December 31, 2006            $ 0.30     $ 0.06
         ------------------------------------------ ---------- ----------
            Quarter ended March 31, 2007               $ 0.14     $ 0.10
         ------------------------------------------ ---------- ----------

(b) Holders. As of March 31, 2007, we had approximately 550 shareholders of record. We believe that in excess of 7,000 beneficial owners hold shares of our common stock in depository or nominee form.

(c) Dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized For Issuance Under Equity Compensation Plans. The information required by this Item will be included in our Proxy Statement for the Annual Meeting of Shareholders to be held in September 2007 under the caption "Executive Compensation - Summary Information Concerning Stock Option Plans," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated herein by reference.

Recent Sales of Unregistered Securities. During the quarter ended March 31, 2007 we did not issue any securities which were not registered under the Securities Act of 1933, as amended.

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

OVERVIEW
During fiscal years 2006 and 2007, we have focused on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. During fiscal 2007, with the economies of scale increasing in the mobile software industry, we agreed to merge with Citytalk and NTCH, the combination of which would give our products a larger footprint in the mobile market. As of June 1, 2007, the merger was not consummated. Further, on May 9, 2007, we sold our Global Market family of products to Stockgroup, a financial data services provider, since those products serve a specific market that Stockgroup has a larger presence in. See "Significant Events and Recent Developments".

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

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject us to concentrations of risk consist principally of trade and other receivables.

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

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill, but instead will assess potential future impairments of such intangible assets and goodwill by performing impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets and goodwill in relation to the carrying value of the assets. Management has determined that the goodwill of $3,414,575 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. The goodwill increased $1,554,413 in the fiscal year ended March 31, 2006 from the acquisition of Clickmarks, with the remaining amount of goodwill of $1,860,162 consisting of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's and Clickmarks' software applications. In the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond. We determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond.

FOREIGN CURRENCY TRANSLATION:
Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

STOCK BASED COMPENSATION:

On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the fiscal year ended March 31, 2007 was $259,954.

Prior to April 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

RESULTS OF OPERATIONS

REVENUES
Revenues for the years ended March 31, 2007 and 2006 were $1,621,277 and $2,432,922, respectively, which represents a decrease of 33%, due to a reduction in the services provided by Expand Beyond as that operation was closed, a decline in the sales of Clickmarks due to a reduction in follow-on contracts and no new customer additions and a decline in the sales of the Global Market Pro family of products as customers declined to renew service contracts.

COST OF REVENUES AND GROSS MARGIN
The gross profit margin decreased slightly by 1% to 81% for the fiscal year ended March 31, 2007 versus 2006. While revenues declined 33%, the cost of revenues only increased marginally since data feed contracts were also reduced in price as those contracts were renewed. Further, other direct costs such as engineering were reduced as those services were no longer needed. Finally, a significant portion of the cost or revenue is variable and decrease or increase in proportion to the revenue decreases or increase.

OPERATING EXPENSES
Operating expenses decreased by 6% in the fiscal year ended March 31, 2007 versus 2006, due to a decrease in most of the operating expense categories resulting from consolidation and centralization that occurred after the acquisitions of Expand Beyond and Clickmarks, a reduction in research and development costs from closing of the Vancouver office and the redeployment of the engineering to Pakistan and due to the closing of the Expand Beyond operations. This was offset to some extent by the impairment of goodwill that was taken for Expand Beyond and to an increase in the grant of stock options, which have been expensed.

We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense. For the fiscal years ended March 31, 2007 and 2006, there were impairment charges to goodwill. The table below summarizes the changes in these categories of operating expenses during the past two fiscal years:

                                               YEAR ENDED MARCH 31,
                                             -------------------------
DESCRIPTION                                     2007           2006
-----------                                  ----------     ----------
Research and development                     $  781,394     $1,064,934
Sales and marketing                           1,005,044      1,136,119
General and administrative                      852,128      1,231,031
Impairment of goodwill                          430,022           --
Depreciation and amortization                     3,413         60,648
Stock, option and warrant expense               259,954         61,831
                                             ----------     ----------
Totals                                       $3,331,955     $3,554,563
                                             ==========     ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are principally for the development of updates to existing products, such as Futures Market Pro, Equity Market Pro and Global Market Pro, and for releases of new versions of our enterprise application products, the HipLinkXS family of software, PocketDBA and the other Expand Beyond software products, and the Clickmarks technology. These expenses have historically increased because major development work is going on to update HipLinkXS, Expand Beyond and the Clickmarks software products. For fiscal 2007, the expenses have declined as the development and update work has been completed. Further, Expand Beyond's operations have been closed and the R&D operations have been moved from Canada to lower cost Pakistan.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have declined slightly due to a decrease in sales personnel.

General and administrative expenses include senior management, accounting, legal and consulting expenses. This category also includes the costs associated with being a publicly traded company, including the costs of being listed on the American Stock Exchange, investor and public relations, rent, administrative personnel, and other overhead related costs. These costs decreased in fiscal 2007 as the acquisitions were consolidated and Expand Beyond was closed. Further, Semotus is consolidating all of its general and administrative costs and reducing overhead personnel.

In the fiscal year ended March 31, 2007, we determined that the $430,022 in goodwill from the Expand Beyond acquisition was impaired and would not be recovered. Expand Beyond's operations were closed in fiscal 2007.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The decline in this expense is due to the fact that there were no acquisitions of property, and equipment in fiscal year 2007 and that the existing property and equipment is reaching the end of its depreciable life.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services. Such services include financial, marketing and general and administrative services. The increase in non-cash charges for compensation in fiscal 2007 is due to the increase in stock option grants as compensation to employees. Additional grants were made to consultants in lieu of cash compensation.

The common stock issued was valued at the fair market value of stock issued, or in the instance of common stock purchase warrants, in accordance with the Black-Scholes pricing guidelines. Prior to adoption of SFAS 123(revised) on April 1, 2006, certain employee stock options, which have been repriced, subject to the variable plan requirements of APB No. 25 that requires us to record compensation expense for changes in the fair value of our common stock. An offset of $325,244 to the compensation expense was required to be recognized in the fiscal year ended March 31, 2006 to reflect the net decrease in stock price over the repriced amount for the twelve months ended March 31, 2006.

NON-OPERATING INCOME AND EXPENSES
Non-operating income, net of expenses, decreased in the year ended March 31, 2007 versus 2006, due to increased interest expense, including the discount amortization, from the issuance of convertible promissory notes in fiscal 2007 and due to the net loss from the closing of the Canadian operations. Non-operating income, net of expenses, increased in the year ended March 31, 2006 versus 2005, due to the sale of our patents, which was somewhat offset by expenses related to our common stock offering in 2006.

NET LOSS
The increase by 44% in the net loss for the fiscal year ended March 31, 2007 to ($2,062,988) or ($0.06) per share from ($1,433,663) or ($0.05) per share for the fiscal year ended March 31, 2006 was due to a decline in revenues and gross profit from the reduction in follow-on and new customer contracts offset somewhat by impairment of goodwill and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
Our cash flow use for the fiscal year ended March 31, 2007 was largely due to the cash used in operations and paid for merger fees, offset by the cash received from a common stock offering and two promissory notes. Our cash flow use for the year ended March 31, 2006 was largely due to the cash used in operations offset by the cash received from a common stock offering, the acquisition of Clickmarks, and the sale of our patents.

The sources and uses of cash are summarized as follows:

                                                        YEAR ENDED MARCH 31,
                                                     --------------------------
                                                        2007           2006
                                                        ----           ----
Net cash used in operating activities                $(1,397,891)   $(1,339,146)
Net cash provided by (used in) investing activities     (100,000)       120,442
Net cash provided by (used in) financing activities      698,296        886,252
Effect of exchange rate changes on cash                     (501)         2,890
Net decrease in cash and cash equivalents               (800,096)      (329,562)

Cash used in operating activities for the year ended March 31, 2007 consisted principally of a net loss of $2,062,988 derived from gross profits of $1,319,490 offset by operating expenses of $3,331,955. Non-cash adjustments were made for the stock option expense of $ 259,954 and the impairment of goodwill of $430,022. Operating activities that contributed cash were mostly a decrease in accounts receivable of $211,685, while operating activities that used cash were mainly from a decrease in accounts payable of $154,690 and a decrease in accrued expenses of $139,263.

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

During the fiscal year ended March 31, 2007, cash flows from investing activities produced a net decrease in cash of $100,000. This resulted from cash paid for merger fees related to the pending Citytalk merger. During the fiscal year ended March 31, 2006, cash flows from investing activities produced a net increase in cash of $120,442. This resulted from the cash acquired in the Clickmarks acquisition.

During the fiscal year ended March 31, 2007, cash flows from financing activities produced a net increase in cash of $698,296. This resulted from $515,000 in net cash proceeds from a common stock offering and $425,000 in net cash from the issuance of two promissory notes and $8,296 in net cash from an equipment loan reduced by the repayment of a bank line of credit of $250,000. During the fiscal year ended March 31, 2006, cash flows from financing activities produced a net increase in cash of $886,252. This resulted from $628,814 in net cash proceeds from a common stock offering, $250,000 in proceeds from our bank line of credit, and $7,438 in net cash from the exercise of stock options and warrants.

The effect of exchange rate changes in cash has been due to the changes in the Canadian and United States dollar exchange rate. The net effect has not been material.

As of March 31, 2007 we had cash and cash equivalents of $305,588, a decrease of $800,096 from the prior fiscal year. As of March 31, 2006 we had cash and cash equivalents of $1,105,684, a decrease of $329,562 from the prior fiscal year.

The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

During the fiscal year ended March 31, 2007, we elected to repay our bank line of credit of $250,000. During the fiscal year ended March 31, 2006, we drew down on our bank line of credit in the amount of $250,000. Except for the bank line of credit, there were no material commitments for capital expenditures at March 31, 2007 and we have no future capital lease payments. Operating lease expenses were $115,460 in fiscal year 2007 and will be $119,908 in fiscal year 2008.

The following table discloses our contractual commitments for future periods. Long term commitments are comprised solely of operating leases (See Note 9).

                       YEAR ENDING MARCH 31,
                       ---------------------
                               2008               $  119,908
                               2009                   62,496
                                                  ----------
                               2010                    3,600
                                                  ----------
                                                  $  186,004
                                                  ==========

At March 31, 2007 and 2006, we had a deferred tax asset of approximately $14,000,000 in both years, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of this asset, a 100% valuation allowance has been established.

RECENT PRONOUNCEMENTS:
In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

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

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption in the year ended March 31, 2007 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). We adopted SFAS 123 (revised) as of April 1, 2006 and have subsequently been expensing employee stock options in our statement of operations. For the fiscal year ended March 31, 2007, the stock option expense related to the grants was $144,437.

ITEM 7.   FINANCIAL STATEMENTS.
(a)(1) FINANCIAL STATEMENTS
The following financial statements required by this item are submitted in a separate section beginning on page 25 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended March 31, 2007 and
2006
Notes to Consolidated Financial Statements

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated by reference into this Item.

ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated by reference into this Item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated by reference into this Item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated by reference into this Item.

ITEM 13.  EXHIBITS.

EXHIBIT
NUMBER                                  DESCRIPTION                                                    LOCATION
------                                  -----------                                                    --------

   2.1     Waiver by and among Semotus Solutions, Inc. and Citytalk, Inc. dated     Incorporated by reference to Exhibit 2.3 to the
           May 7, 2007.                                                             Registrant's Form 8-K filed May 11, 2007.

   2.2     Merger Agreement by and among Semotus Solutions, Inc., Clickmarks,       Incorporated by reference to Exhibit 2.1 to the
           Inc. and Semotus Acquisition Company, Ltd. dated June 14, 2005.          Registrant's Form 8-K filed June 27, 2005.

   2.3     Form of Subscription Agreement for a total of $340,000 by and among      Incorporated by reference to Exhibit 2.1 to the
           Semotus Solutions, Inc. and certain Investors.                           Registrant's Form 8-K filed November 17, 2005

   2.4     Form of amended Subscription Agreement (including a six month hold       Incorporated by reference to Exhibit 2.2 to the
           on the warrants) for a total of $360,000 by and among Semotus and        Registrant's Form 8-K filed November 17, 2005
           certain Investors.

   2.5     Asset Purchase Agreement by and among Semotus Solutions, Inc. and        Incorporated by reference to Exhibit 2.1 to the
           Stockgroup Systems, Ltd. dated May 8, 2007.                              Registrant's Form 8-K filed May 11, 2007.

   2.6     Transition Services Agreement by and among Semotus Solutions, Inc. and   Incorporated by reference to Exhibit 2.2 to the
           Stockgroup Systems, Ltd. dated May 8, 2007.                              Registrant's Form 8-K filed May 11, 2007.

   2.7     Investment Agreement by and among Semotus Solutions, Inc. and Knezevic   Incorporated by reference to Exhibit 2.1 to the
           Family Trust dated February 1, 2007.                                     Registrant's Form 8-K filed February 7, 2007.

   2.8     Agreement and Plan of Reorganization by and among Semotus Solutions,     Incorporated by reference to Exhibit 2.1 to the
           Inc. and Citytalk, Inc. dated November 10, 2006.                         Registrant's Form 8-K filed November 16, 2006.

   2.9     First Amendment to Agreement and Plan of Reorganization by by and        Incorporated by reference to Exhibit 2.1 to the
           among Semotus Solutions, Inc. and Citytalk, Inc. dated January 3, 2007.  Registrant's Form 8-K filed January 8, 2007.

  2.10     Investment Agreement by and among Semotus Solutions, Inc. and Richard    Incorporated by reference to Exhibit 2.1 to the
           J. Sullivan dated November 13, 2006.                                     Registrant's Form 8-K filed November 16, 2006

   3.1     Articles of Incorporation.                                               Incorporated by reference to Exhibit No. 2 to
                                                                                    the Registrant's Form 8-A filed on July 22,
                                                                                    1996 (No. 0-21069).

                                                                 20

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

   3.7     Certificate of Amendment to Articles of Incorporation dated May 17,      Filed electronically herewith.
           2007.

   4.1     Specimen Stock Certificate.                                              Incorporated by reference to Exhibit 4.1 to the
                                                                                    Registrant's Form 8-A-12B filed on December 21,
                                                                                    1999.

   4.2     Convertible Promissory Note for $200,000 issued to Knezevic Family       Incorporated by reference to Exhibit 4.1 to the
           Trust on February 1, 2007.                                               Registrant's Form 8-K filed on February 7, 2007.

   4.3     Convertible Promissory Note for $225,000 issued to Richard J. Sullivan   Incorporated by reference to Exhibit 4.1 to the
           on November 13, 2006.                                                    Registrant's Form 8-K filed on November 16,
                                                                                    2006.

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
           Enable Growth Partners, LP dated January 14, 2004.

  10.4     Form of Warrant dated January 14, 2004 by and among Semotus Solutions,   Incorporated by reference to Exhibit 10.2 to
           Inc. and each of Redwood Capital Partners, Inc., Bara Limited,           the Registrant's Form 10Q filed on February 12,
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

  10.7     Form of Warrant to purchase up to a maximum total of 1,000,000 shares    Incorporated by reference to Exhibit 4.1 to the
           of Semotus Solutions, Inc. common stock issued to certain Clickmarks'    Registrant's Form 8-K filed on June 27, 2005.
           employees dated June 23, 2005.

  10.8     Form of Warrant to purchase up to a maximum total of 680,000 shares of   Incorporated by reference to Exhibit 4.1 to the
           Semotus Solutions, Inc. common stock issued to the Investors dated       Registrant's Form 8-K filed November 17, 2005
           November 14, 2005

  10.9     Form of Warrant to purchase up to a maximum total of 720,000 shares of   Incorporated by reference to Exhibit 4.2 to the
           Semotus Solutions, Inc. common stock issued to the Investors dated       Registrant's Form 8-K filed November 17, 2005
           November 14, 2005

  10.10    Form of Warrant to purchase up to a maximum total of 420,000 shares of   Incorporated by reference to Exhibit 4.3 to the
           Semotus' common stock issued to Bathgate Capital Partners dated          Registrant's Form 8-K filed November 17, 2005
           November 14, 2005

  10.11    Registration Rights Agreement by and among Semotus Solutions, Inc. and   Incorporated by reference to Exhibit 10.1 to
           Knezevic Family Trust dated February 1, 2007.                            the Registrant's Form 8-K filed February 7, 2007

  10.12    Amendment Number 4 to the Agreement between Semotus Solutions, Inc.      Incorporated by reference to Exhibit 10.1 to
           and Bathgate Capital Partners, dated October 27, 2006                    the Registrant's Form 8-K filed November 16,
                                                                                    2006.

                                                                 21

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

  31.1     Certification of Anthony LaPine                                          Filed electronically herewith pursuant to
                                                                                    Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2     Certification of Charles, K. Dargan, II                                  Filed electronically herewith pursuant to
                                                                                    Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1     Certification of Anthony LaPine                                          Filed electronically herewith pursuant to
                                                                                    Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2     Certification of Charles, K. Dargan, II                                  Filed electronically herewith pursuant to
                                                                                    Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1     Patent Purchase Agreement by and among Semotus Solutions, Inc., Expand   Incorporated by reference to Exhibit 10.1 to
           Beyond Corporation and Stavros Investments LLC dated January 11, 2006    the Registrant's Form 8-K filed January 17, 2006

* Management contract or compensatory plan or arrangement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2007, and is incorporated by reference into this Item.

                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE(S)


Report of Independent Registered Public Accounting Firm ....................  24

Consolidated Financial Statements:

     Consolidated Balance Sheets, March 31, 2007 and 2006 ..................  25

     Consolidated Statements of Operations and Comprehensive
     Loss for the years ended March 31, 2007 and 2006 ......................  26

     Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2007 and 2006 ...........................  27

     Consolidated Statements of Cash Flows for the years
     ended March 31, 2007 and 2006 .........................................  29

     Notes to Consolidated Financial Statements ............................  31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.






                /S/ LL BRADFORD & COMPANY, LLC
                LL BRADFORD & COMPANY, LLC
                LAS VEGAS, NEVADA
                JUNE 8, 2007

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,       MARCH 31,
                                                                                             2007              2006
                                                                                         ------------      ------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $    305,588      $  1,105,684
  Trade receivables (net of allowance for doubtful accounts of $7,035 at March 31,            262,700           474,385
   2007 and $2,700 at March 31, 2006)
  Prepaid expenses and other current assets                                                    12,140            21,400
                                                                                         ------------      ------------
          Total current assets                                                                580,428         1,601,469

Property and equipment, net                                                                      --               3,413
Goodwill, net                                                                               2,984,553         3,414,575
Other assets                                                                                  117,708              --
                                                                                         ------------      ------------
          Total assets                                                                   $  3,682,689      $  5,019,457
                                                                                         ============      ============

                         LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                                                  $       --        $    250,000
    Equipment loan                                                                              7,244              --
    Accounts payable                                                                          187,903           394,418
    Accrued vacation                                                                           53,042            84,444
    Other accrued liabilities                                                                  48,245           160,773
    Deferred revenue                                                                          198,294           207,613
                                                                                         ------------      ------------
          Total current liabilities                                                           494,728         1,097,248
                                                                                         ------------      ------------
LONG TERM LIABILITIES:
    Convertible Promissory notes, net of discounts                                            315,567              --
    Accrued interest on convertible promissory notes                                           10,084              --
                                                                                         ------------      ------------
          Total liabilities                                                                   820,379         1,097,248
                                                                                         ------------      ------------
Commitments and contingencies (Notes 19 and 21)

                                                                                         ------------      ------------
SHAREHOLDERS' EQUITY:
Common Stock: $0.01 par value; authorized: 50,000,000 shares;
35,570,599 issued and 34,954,405 outstanding at March 31, 2007 and
32,219,637 issued and 31,412,344 outstanding at March 31, 2006                                349,544           314,123
Additional paid-in capital                                                                 71,776,944        70,889,703
Accumulated other comprehensive loss                                                             --             (80,427)
Accumulated deficit                                                                       (69,264,178)      (67,201,190)
                                                                                         ------------      ------------
         Total shareholders' equity                                                         2,862,310         3,922,209
                                                                                         ------------      ------------
         Total liabilities and shareholders' equity                                      $  3,682,689      $  5,019,457
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                              YEAR ENDED MARCH 31,
                                                                                         ------------------------------
                                                                                             2007              2006
                                                                                         ------------      ------------
Revenues                                                                                 $  1,621,277      $  2,432,922

Cost of revenues                                                                              301,787           445,048
                                                                                         ------------      ------------
Gross profit                                                                                1,319,490         1,987,874

Operating expenses:
    (Exclusive of depreciation and amortization and stock, option and warrant expense)
    Research and development                                                                  781,394         1,064,934
    Sales and marketing                                                                     1,005,044         1,136,119
    General and administrative                                                                852,128         1,231,031
    Impairment of goodwill                                                                    430,022              --

    Depreciation and amortization:
      Research and development                                                                   --              51,827
      General and administrative                                                                3,413             8,821
                                                                                         ------------      ------------
                                                                                                3,413            60,648
                                                                                         ------------      ------------
    Stock, option and warrant expense:
       Research and development                                                                13,823              --
       Sales and marketing                                                                     31,074            35,045
       General and administrative                                                             215,057            26,786
                                                                                         ------------      ------------
                                                                                              259,954            61,831
                                                                                         ------------      ------------
    Total operating expenses                                                                3,331,955         3,554,563
                                                                                         ------------      ------------
      Operating income (loss)                                                              (2,012,465)       (1,566,689)

Other income (loss)                                                                           (50,523)          133,026
                                                                                         ------------      ------------
Net income (loss)                                                                          (2,062,988)       (1,433,663)
Other comprehensive income (loss) - Translation adjustment                                       (501)           (2,083)
                                                                                         ------------      ------------
Comprehensive income (loss)                                                              $ (2,063,489)     $ (1,435,746)
                                                                                         ============      ============
Net income (loss) per common share:
    Basic                                                                                $      (0.06)     $      (0.05)
    Diluted                                                                              $      (0.06)     $      (0.05)

    Weighted average shares used in per share calculation, basic and diluted               34,971,780        29,188,146
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      COMMON STOCK              ADDITIONAL
                                                              -----------------------------       PAID-IN
                                                                SHARES            AMOUNT          CAPITAL
                                                              ------------     ------------     ------------
Balances at March 31, 2005                                      24,576,048     $    245,761     $ 68,698,586

Issuance of stock due to exercise of options and warrants           42,917              429            7,009
Issuance of stock options and warrants to consultants and
advisory board                                                        --               --             51,029
Issuance of stock for services rendered                            293,624            2,936           82,984
Issuance of stock in connection with the acquisition of
Clickmarks, Inc.                                                 3,699,755           36,997        1,524,299
Issuance of stock and warrants in the private placement
financing, net of expenses of $70,000                            2,800,000           28,000          600,814
Compensation expense due to stock option repricing                    --               --           (325,244)
Foreign currency translation adjustment                               --               --               --
Net loss                                                              --               --               --
Issuance of warrants to Clickmarks employees                          --               --            250,226
                                                              ------------     ------------     ------------
Balances at March 31, 2006                                      31,412,344          314,123       70,889,703

Issuance of stock options and warrants to consultants and
advisory board                                                        --               --             51,186
Issuance of stock options to employees                                --               --            144,436
Issuance of stock for services rendered                            159,505            1,595           29,317
Issuance of stock to Clickmarks employees                           88,438              885           15,035
Foreign currency translation adjustment                               --               --               --
Issuance of stock and warrants in the private placement
financing, net of expenses of $45,000                            3,294,118           32,941          482,059
Issuance of warrants to Clickmarks employees                          --               --             17,500
Deferred tax asset                                                    --               --             17,708
Beneficial conversion on notes payable                                --               --            130,000
Net loss                                                              --               --               --
                                                              ------------     ------------     ------------
Balances at March 31, 2007                                      34,954,405     $    349,544     $ 71,776,944
                                                              ============     ============     ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                              ACCUMULATED
                                                                 OTHER
                                                              COMPREHENSIVE      ACCUMULATED
                                                                  LOSS             DEFICIT           TOTAL
                                                              ------------      ------------      ------------
Balances at March 31, 2005                                    $    (78,344)     $(65,767,527)     $  3,098,476

Issuance of stock due to exercise of options and
warrants                                                              --                --               7,438
Issuance of stock options and warrants to
consultants and advisory board                                        --                --              51,029
Issuance of stock for services rendered                               --                --              85,920
Issuance of stock in connection with the
acquisition of Clickmarks, Inc.                                       --                --           1,561,296
Issuance of stock and warrants in the private
placement financing, net of expenses of $70,000                       --                --             628,814
Compensation expense due to stock option
repricing                                                             --                --            (325,244)
Foreign currency translation adjustment                             (2,083)             --              (2,083)
Net loss                                                              --          (1,433,663)       (1,433,663)
Issuance of warrants to Clickmarks employees                          --                --             250,226
                                                              ------------      ------------      ------------
Balances at March 31, 2006                                         (80,427)      (67,201,190)        3,922,209

Issuance of stock options and warrants to
consultants and advisory board                                        --                --              51,186
Issuance of stock options to employees                                --                --             144,436
Issuance of stock for services rendered                               --                --              30,912
Issuance of stock to Clickmarks employees                             --                --              15,920
Foreign currency translation adjustment                             80,427              --              80,427
Issuance of stock and warrants in the private
placement financing, net of expenses of $45,000                       --                --             515,000
Issuance of warrants to Clickmarks employees                          --                --              17,500
Deferred tax asset                                                    --                --              17,708
Beneficial conversion on notes payable                                --                --             130,000
Net loss                                                              --          (2,062,988)       (2,062,988)
                                                              ------------      ------------      ------------
Balances at March 31, 2007                                    $       --        $(69,264,178)     $  2,862,310
                                                              ============      ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED MARCH 31,
                                                                                         ------------------------------
                                                                                             2007              2006
                                                                                         ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                                     $ (2,062,988)     $ (1,433,663)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                             3,413            60,648
      Compensation expense related to stock, stock options and warrants issued
      for services                                                                            259,954            61,831

      Accretion of discounts on convertible promissory notes                                   20,567              --
      Accrued interest on convertible promissory notes                                         10,084              --
      Non-cash settlement of liabilities                                                      (49,334)           21,688
      Accumulated translation loss                                                             80,928              --
      Impairment of goodwill                                                                  430,022              --

    Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
      Accounts and other receivables                                                          211,685          (189,578)
      Prepaid expenses and other assets                                                         1,050            33,347
      Accounts payable                                                                       (154,690)          156,256
      Accrued expenses and other current liabilities                                         (139,263)          (41,618)
      Deferred revenue                                                                         (9,319)           (8,057)
                                                                                         ------------      ------------
   Net cash used in operating activities                                                   (1,397,891)       (1,339,146)
                                                                                         ------------      ------------
Cash flows from investing activities:
      Cash acquired for stock in acquisitions                                                    --             120,442
      Cash paid for merger fees and expenses                                                 (100,000)             --
                                                                                         ------------      ------------
   Net cash provided by (used in) investing activities                                       (100,000)          120,442
                                                                                         ------------      ------------
Cash flows from financing activities:
   Proceeds from (payments on) bank line of credit                                           (250,000)          250,000
   Net proceeds from Bathgate financing                                                          --             628,814
   Net proceeds from Southshore financing                                                     515,000              --
   Net proceeds from convertible promissory notes                                             425,000              --
   Equipment loan                                                                               8,296              --
   Proceeds from exercise of options and warrants                                                --               7,438
                                                                                         ------------      ------------
   Net cash provided by financing activities                                                  698,296           886,252
                                                                                         ------------      ------------
   Effect of exchange rate changes on cash                                                       (501)            2,890
                                                                                         ------------      ------------
   Net decrease in cash and cash equivalents                                                 (800,096)         (329,562)
   Cash and cash equivalents, beginning of year                                             1,105,684         1,435,246
                                                                                         ------------      ------------
   Cash and cash equivalents, end of year                                                $    305,588      $  1,105,684
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                              YEAR ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                             2007             2006
                                                                                         ------------     ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                                                   $      7,083     $      2,911
                                                                                         ============     ============
Cash paid for income taxes                                                               $      3,444     $      3,439
                                                                                         ============     ============
Gross proceeds as part of the private placement financing                                        --       $    700,000
                                                                                         ============     ============
Gross proceeds as part of the Southshore financing                                       $    560,000             --
                                                                                         ============     ============
Gross proceeds as part of the promissory notes                                           $    425,000             --
                                                                                         ============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Non-cash purchase consideration for the acquisition of Clickmarks through the
issuance of common stock                                                                 $       --       $  1,561,297
                                                                                         ============     ============
Common stock issued for services                                                         $     30,912     $     96,668
                                                                                         ============     ============
Non-cash value of warrants issued as part of the Bathgate financing                              --       $    425,112
                                                                                         ============     ============
Non-cash value of warrants issued as part of the investment bank's fees for the
Bathgate financing                                                                               --       $     98,159
                                                                                         ============     ============
Non-cash compensation expense (reversal) due to variable accounting for repriced
stock options                                                                                    --       $   (325,244)
                                                                                         ============     ============
Deferred tax asset related to stock option grants                                        $     17,708     $       --
                                                                                         ============     ============
Assets acquired for stock, and liabilities assumed, in Clickmarks acquisition:
    Assets acquired                                                                              --       $    216,853
    Goodwill                                                                                     --          1,554,413
    Fair value of assets                                                                         --          1,771,266
    Liabilities assumed                                                                          --            209,970

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

We are a leading provider of enterprise application software connecting employees wirelessly to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles. Our wireless software products and services include the HipLinkXS family of software, the PocketAdmin and PocketDBA software from Expand Beyond, and the technology and software solutions from Clickmarks. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide immediate mobile access and control of business-critical software applications, databases, networks and servers. In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Pakistan. More recently, the Global Market Pro Family and other legacy wireless financial data consumer services and software were sold to Stockgroup Systems, Ltd. pursuant to an asset purchase agreement signed in May of 2007.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS:
The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheets as of March 31, 2007 and 2006, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2007 and 2006, the consolidated statements of common shareholders' equity for the years ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the years ended March 31, 2007 and 2006, have been prepared by us, with an audit and in accordance with the instructions to Form 10-KSB and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. We believe that the disclosures provided are adequate to make the information presented not misleading.

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

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation ("Expand Beyond") and Clickmarks, Inc. ("Clickmarks"). Operations of the Canadian subsidiary consisted mainly of research and development and engineering on behalf of the parent. All significant intercompany transactions and balances have been eliminated in consolidation. Expand Beyond and Clickmarks generate revenues from the sales of products and services.

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

LONG-TERM ASSETS / GOODWILL:
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. The goodwill increased $1,554,413 in the fiscal year ended March 31, 2006 from the acquisition of Clickmarks. For the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond. We determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond. Our management has determined that the remaining goodwill of $2,984,553, consisting entirely of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's and Clickmarks' software applications, is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis.

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

STOCK BASED COMPENSATION:

On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the fiscal year ended March 31, 2007 was $259,954.

Prior to April 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on April 1, 2006, our loss and net loss for the fiscal year ended March 31, 2007, was $26,597 lower than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three month period and fiscal year ended March 31, 2007 would have been $(0.01) and $(0.04), if we had not adopted SFAS No.

123(R). Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 we changed our cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

We have estimated the fair value of its option awards granted after April 1, 2006 using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use actual data to estimate option exercises, forfeitures and cancellations within the valuation model. The expected term of options granted is 4 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.


Black-Scholes -Based Option Valuation Assumptions                  2007
                                                                   ----

Fair value of options granted during the period                   $ 0.148

Expected term (in years)                                          4 years

Expected volatility                                               95.68%

Weighted average volatility                                       95.68%

Expected dividend yield                                           --

Risk-free rate                                                    4.94%

We estimated the fair value of our option awards granted prior to April 1, 2006 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following fiscal years:



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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," to options granted under our stock option plans during the fiscal year ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight line vesting basis over a 4 year vesting period and forfeitures are recognized as they occur. Our pro forma information follows for the fiscal year ended March 31, 2006:

                                                               FISCAL YEAR ENDED
                                                                MARCH 31, 2006
                                                                --------------


Net loss, as reported                                            $ (1,433,663)

Total stock-based employee compensation expense determined           (325,244)
under intrinsic value based method for all awards and variable accounting for repriced options

Total stock-based employee compensation expense determined under     (129,429)
fair value based method for all option awards, net of related tax effects

Pro forma netloss                                                $ (1,888,335)

Basic loss per share as reported                                 $      (0.05)

Basic loss per share pro forma                                   $      (0.06)

Diluted loss per share as reported                               $      (0.05)

Diluted loss per share pro forma                                 $      (0.06)

The following table summarizes the stock option transactions for the fiscal year ended March 31, 2007 based upon a closing stock price of $0.11 per share as of March 31, 2007:


                                                    Weighted         Aggregate
                                                     Average         Intrinsic
Stock Options                       Shares            Price            Value
-------------                       ------            -----            -----

Outstanding at March 31, 2006      3,568,467       $     0.28             --

Granted                            2,235,000       $     0.16             --


Exercised                               --                                --

Forfeited                            943,736       $     0.25             --

Expired                              190,000       $     0.17             --



Outstanding at March 31, 2007      4,669,731       $     0.23             --



Exercisable at March 31, 2007      3,107,357       $     0.27             --

There were no options exercised in the fiscal year ended March 31, 2006.

Effective October 23, 2002, our Board of Directors approved the repricing of most of the options under our 1996 Stock Option Plan, as amended, with exercise prices ranging from $0.22 to $0.84 per share held by most of the employees (including executive officers) and Board members. In light of the reductions in work force and salary reductions, our Board of Directors deemed it advisable to reprice the options to provide a retention incentive for the remaining employees. The option grants were repriced to an exercise price of $0.15 per share (the current fair market value of our common stock as of the reprice date) and an exercise price of $0.17 per share (110% of the fair market value at the date of reprice) for those persons owning more than 10% of the voting power of all classes of stock. All grants maintained their existing vesting schedule. This is deemed to be a repricing under FIN 44 and resulted in variable plan accounting. A $0.14 per share decrease in the closing stock price on March 31, 2006 from the closing stock price on March 31, 2005 resulted in an offset to the compensation expense of $238,241 to be recognized in the fiscal year ended March 31, 2006.

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

RESEARCH AND DEVELOPMENT EXPENDITURES:
Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2007 and 2006 there were no capitalized software development costs as we expensed the remaining amounts at fiscal year end 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

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

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", which is a replacement for APB Opinion No. 20, "Accounting Changes" and FASB statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption in the year ended March 31, 2007 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). We adopted SFAS 123 (revised) as of April 1, 2006 and have subsequently been expensing employee stock options in our statement of operations. For the fiscal year ended March 31, 2007, the stock option expense related to the grants was $144,437.

4. SEMOTUS SYSTEMS CORPORATION

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

We accounted for the Semotus Systems Corporation bankruptcy filing in accordance with FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." A trustee fee of $2,672 was incurred in the three months ended September 30, 2006 to complete the bankruptcy filing. This fee is reflected in the general and administrative expenses line item in our income statement for the fiscal year ended March 31, 2007. Certain liabilities and assets in the amounts of $56,490 and $7,156, respectively, were discharged in the bankruptcy filing and the net result was a gain of $49,334. We booked the cumulative translation loss of $80,928 in the quarter ending September 30, 2006. No other one time or cumulative costs were incurred, paid or otherwise settled as part of the shut down of Semotus Systems Corporation.

5. ACQUISITIONS
During the fiscal year ended March 31, 2007 we did not acquire any companies.

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

CLICKMARKS, INC.
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                PRO FORMA                      FISCAL YEARS ENDED
                                                                                 COMBINED                         DECEMBER 31,
                                                                                 MARCH 31,       AS OF       ----------------------
                                                                                    2005        JUNE 23,       2004          2003
                                                                                 UNAUDITED        2005      UNAUDITED     UNAUDITED
                                                                                  --------      --------     --------      --------
BALANCE SHEET DATA:
ASSETS
Current Assets:
       Cash and cash equivalents                                                  $  1,206      $    120     $     57      $    339
       Accounts receivable, net of allowance for doubtful accounts of
       $13,537 and $29,017 in 2004 and 2003, respectively                             --              65          315           262
                                                                                                                                362
       Other current assets                                                             31             9           44            77
                                                                                  --------      --------     --------      --------
      Total current assets                                                           1,599           194          416           678

Property and equipment, net                                                             42            13           85           194
Goodwill                                                                              --           1,581         --            --
Deposits                                                                              --            --           --              42
                                                                                  --------      --------     --------      --------

Total assets                                                                      $  5,084      $  1,789     $    501      $    915
                                                                                  ========      ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
       Bank loan                                                                  $     50          --           --            --
       Accounts payable                                                                323            13           26            36
       Accrued compensation and related benefits                                        98           178          159           168
       Deferred revenue                                                                206            37           27            41
       Other current liabilities                                                       100          --             23            75
                                                                                  --------      --------     --------      --------

             Total current liabilities                                                 777           228          235           320

Total liabilities                                                                      777           228          235           320
                                                                                  --------      --------     --------      --------

Stockholders' equity (deficiency):
     Series A convertible preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding in 2004 and
2003; liquidation preference                                                          --             519          519          --
     Series A-1 convertible preferred stock - $0.001 par value; 800,000 shares authorized; 707,756,000 shares issued and outstanding in 2004 and
2003; liquidation preference                                                          --            --            765           765
     Series B convertible preferred stock - $0.001 par value; 4,500,000 shares authorized; 3,025,184 shares issued and outstanding in 2004 and
2003; liquidation preference                                                          --            --          4,654         4,654
     Series C convertible preferred stock - $0.001 par value; 11,556,217 shares authorized; 9,257,260 shares issued and outstanding in 2004 and
2003; liquidation preference                                                          --            --         15,090        15,090
     Series D convertible preferred stock - $0.001 par value; 28,000,000 shares authorized; 22,528,269 shares issued and outstanding in 2004 and
2003; liquidation preference                                                          --            --          4,843         4,843
     Series D-1 convertible preferred stock - $0.001 par value; 21,276,595 shares authorized; 9,152,151 shares issued and outstanding in
2004 and 2003; liquidation preference                                                 --            --          1,062          --
     Common stock - $0.001 par value; 86,276,595 shares authorized; 7,484,873 shares issued and outstanding in 2004 and 2003; liquidation
preference                                                                             283          --            381           381
     Common stock issued as part of acquisition                                      1,561         1,561         --            --
     Additional paid-in capital                                                     68,785          --           --            --
     Accumulated other comprehensive loss                                              (83)         --           --            --
Accumulated deficit                                                                (66,240)         --        (27,048)      (25,657)
                                                                                  --------      --------     --------      --------

          Total stockholders' equity                                                 4,306         1,561          266           595
                                                                                  --------      --------     --------      --------

Total liabilities and stockholders' equity                                        $  5,083      $  1,789     $    501      $    915
                                                                                  ========      ========     ========      ========

CLICKMARKS, INC.
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                     PRO FORMA
                                                                      COMBINED             FISCAL YEARS ENDED
                                                                      MARCH 31,       ------------------------------
                                                                        2005              2004              2003
                                                                    ------------      ------------      ------------
                                                                      UNAUDITED         UNAUDITED         UNAUDITED
INCOME STATEMENT DATA:
Revenue                                                             $  3,538,375      $  1,732,080      $    894,565

Cost of revenue                                                        1,873,670         1,510,507         1,732,547
                                                                    ------------      ------------      ------------

Gross profit (loss)                                                    1,664,705           221,573          (837,982)
                                                                    ------------      ------------      ------------

Operating expenses:
   Research and development                                            1,125,952           600,022         1,590,822
   Sales and marketing                                                 1,648,815           779,487         1,164,786
   General and administrative                                            967,675           128,598           705,359
   Stock, option and warrant expense                                    (248,997)             --                --
   Depreciation and amortization                                         181,685           111,342              --
                                                                    ------------      ------------      ------------

          Total operating expenses                                     3,675,130         1,619,449         3,460,967
                                                                    ------------      ------------      ------------

Operating income (loss)                                               (2,010,425)       (1,397,876)       (4,298,949)

Other income (expense):
     Interest income                                                       3,511             3,511            16,965
     Other income and expense, net                                        10,781             2,816            (4,683)
                                                                    ------------      ------------      ------------

        Total interest and other income                                   14,292             6,327            12,282

Net loss before extraordinary item                                    (1,996,133)       (1,391,549)       (4,286,667)

Extraordinary item - Loss on expropriation of assets by payroll             --                --             (95,643)
service                                                                     --                --                --

Net loss                                                              (1,996,133)       (1,391,549)       (4,382,310)
Other comprehensive income (loss) - Translation adjustment                (4,016)             --                --
                                                                    ------------      ------------      ------------

Comprehensive loss                                                  $ (2,000,149)     $ (1,391,549)     $ (4,382,310)
                                                                    ============      ============      ============

6. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. The goodwill increased $1,554,413 in the fiscal year ended March 31, 2006 from the acquisition of Clickmarks. For the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond. We determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond. Our management has determined that the remaining goodwill of $2,984,553, consisting entirely of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, and our recent acquisition of Expand Beyond's and Clickmarks' software applications, is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis.

We will continue to analyze the recoverability of our long-lived assets and goodwill, and assess the need to record impairment losses when impairment indicators are present.

7. BANK LINE OF CREDIT
On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. On March 5, 2007, we terminated the agreement and there was $0 outstanding under this line of credit.

8. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

                                                                    MARCH 31,
                                                         ------------------------------
                                                             2007              2006
                                                         ------------      ------------
Furniture and fixtures .............................     $    279,617      $    347,164
Computers, and other office equipment ..............        1,854,754         1,983,958
Capitalized equipment leases .......................          396,966           415,361
Leasehold improvements .............................           30,572           143,416
Software ...........................................          630,702         1,102,771
                                                         ------------      ------------
                                                            3,192,611         3,992,670
Less accumulated depreciation and amortization .....       (3,192,611)       (3,989,257)
                                                         ------------      ------------
                                                         $       --        $      3,413
                                                         ============      ============

Depreciation and amortization expense related to the above assets was $3,413 and $60,648 for the fiscal years ended March 31, 2007 and 2006, respectively.

9. CAPITAL LEASES
We did not enter into any new capital leases during the fiscal year ended March 31, 2007 or 2006. In the fiscal year ended March 31, 2004, we elected to pay off all of our outstanding capital leases. We therefore have no future capital lease payments.

10. CONVERTIBLE PREFERRED STOCK
Under our Articles of Incorporation, as amended in February 1998, we are authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2007, and 769,231 have been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2007.

11. COMMON SHAREHOLDERS' EQUITY
Under our Articles of Incorporation, as amended in June 1999 and in May 2007, we are authorized to issue 150,000,000 shares of common stock, of which 35,570,599 shares were issued and 34,954,405 were outstanding as of March 31, 2007; 32,219,637 shares were issued and 31,412,344 shares were outstanding as of March 31, 2006.

During the first quarter of fiscal year ended March 31, 2007, in May 2006, we closed an equity private placement of $560,000 in which we issued to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. In addition, during the fiscal year ended March 31, 2007 we issued 247,943 shares to various other third parties as consideration for certain services.

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

On November 14, 2005, we closed an equity private placement of $700,000. Under the terms of the private placement, we sold an aggregate of 700,000 Units, consisting of 2,800,000 shares of common stock at $0.25 per share and 1,400,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.50 per share until September 30, 2008. 720,000 of these warrants are not exercisable until May 14, 2006. In connection with the private placement, we paid a placement fee to the placement agent, Bathgate Capital Partners, of $56,000, and issued 420,000 share purchase warrants exercisable at $0.30 per share at a value of $98,159. After payment of expenses in the amount of $14,000 and placement fees, we received net proceeds of approximately $630,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

In addition, during the fiscal year ended March 31, 2006, we issued 293,624 shares and 125,000 warrants to purchase shares of our common stock to various third party suppliers of services.

WARRANTS:
As of March 31, 2007, a total of 5,675,356 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:


                 NUMBER OF        EXERCISE PRICE       EXPIRATION
                  WARRANTS          ($ / SHARE)           DATE

                 2,810,000              0.30            5/16/2011
                 1,400,000              0.50            9/30/2008
                   530,356            0.8625            1/14/2009
                   420,000              0.30           11/14/2010
                   300,000              0.39            6/23/2015
                    75,000              0.26            1/19/2009
                    45,000              0.34            5/27/2009
                    45,000              0.28            12/8/2010
                    40,000              0.35             2/4/2008
                    10,000              0.35            11/4/2007


STOCK OPTION PLANS:
In July 2005, we adopted the 2005 Stock Option Plan (the "2005 Plan") and in September 2005 the 2005 Plan was approved by our shareholders. The 2005 Plan provides for the granting of stock options to purchase up to 3,000,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure. The 2005 Plan expires in July 2015, ten years after its adoption. Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee. As of March 31, 2007, 1,307,095 options are outstanding under the 2005 Plan.

In June 1996, we adopted the 1996 Stock Option Incentive Plan (the "Plan"). The Plan provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 our shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expired in June of 2006, ten years after its adoption. As of March 31, 2007, 3,362,636 options remain outstanding under the 1996 Plan.

Under the Plan, the Board of Directors may grant incentive stock options to purchase shares of our common stock only to employees, and the Board of Directors may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Board of Directors may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. No stock appreciation rights were granted under the Plan.

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

Activity for stock options under the 1996 Plan and 2005 Plan for the fiscal years ended March 31, 2007 and 2006 is as follows:

                                                                                                       WEIGHTED
                                        SHARES                                                         AVERAGE
                                       AVAILABLE       NUMBER OF                                       EXERCISE
                                       FOR GRANT        OPTIONS              PRICE PER SHARE             PRICE
                                       ---------        -------              ---------------             -----
Balances, March 31, 2005                575,399          3,408,818           $ 0.12 - $ 0.95              $0.29
Authorized                                 --
Granted                                (751,400)           751,400               $0.23-$0.52              $0.35
Canceled                                547,167           (548,834)              $0.14-$0.82              $0.45
Exercised                                  --              (42,917)              $0.15-$0.25              $0.17
Balances, March 31, 2006                371,166          3,568,467               $0.14-$0.82              $0.28
Authorized                            3,000,000               --
Granted                              (2,235,000)         2,235,000             $0.11 - $0.25              $0.16
Canceled                              1,133,736         (1,133,736)            $0.14 - $0.95              $0.25
Canceled due to 1996 Plan
termination                            (576,997)              --                        --                 --
Exercised                                  --                 --                        --                 --
Balances, March 31, 2007              1,692,905          4,669,731             $0.11 - $0.82              $0.23

The weighted average fair value of those options granted during the years ended March 31, 2007 and 2006 was $0.27 and $0.25, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $0.08. Options to purchase 3,107,357 and 2,723,305 shares were exercisable at March 31, 2007 and 2006, respectively, with a weighted average exercise price of $0.27 and $0.25, respectively.

The following table summarizes the stock options outstanding at March 31, 2007:

        -----------------------------------------------------------     -----------------------
                            OPTIONS OUTSTANDING                          CURRENTLY EXERCISABLE
        -----------------------------------------------------------     -----------------------
                                             WEIGHTED
                                NUMBER       AVERAGE       WEIGHTED       NUMBER       WEIGHTED
                             OUTSTANDING    REMAINING      AVERAGE     EXERCISABLE     AVERAGE
           RANGE OF          AT MARCH 31,  CONTRACTUAL     EXERCISE    AT MARCH 31,    EXERCISE
        EXERCISE PRICE           2007         LIFE          PRICE          2007         PRICE
        --------------           ----         ----          -----          ----         -----
         $0.11 - $0.15        1,415,162          7.89         $0.13       538,495         $0.15
         $0.16 - $0.20        1,536,000          5.33         $0.17     1,129,332         $0.17
         $0.21 - $0.30          539,169          8.69         $0.23       366,670         $0.23
         $0.31 - $0.50          924,400          6.95         $0.37       858,691         $0.37
         $0.51 - $0.95          255,000          7.03         $0.68       214,170         $0.69
                              ---------     ---------     ---------     ---------     ---------
                              4,669,731          6.91         $0.23     3,107,357         $0.27
                              =========     =========     =========     =========     =========

12. CONVERTIBLE PROMISSORY NOTES, NET OF DISCOUNTS
We signed an investment agreement dated November 13, 2006 with an individual investor, Richard Sullivan, Citytalk's Chairman and CEO, relating to an investment of $225,000 (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by Mr. Sullivan at his discretion at any time into restricted common shares of Semotus at a conversion price of ten cents ($0.10) per share, for a total of 2,250,000 shares. The closing price of Semotus' common stock on November 13, 2006 was $0.14 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $72,766 (net of accretion of $17,234). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008. We will incur no placement agent fees or expenses for this $225,000 investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

We have also signed an investment agreement dated February 1, 2007, by and among Semotus and an individual investor, Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992, relating to a cash investment of US$200,000 (the "Investment Agreement"). The investment was taken in the form of a promissory note (the "Convertible Promissory Note") which may be converted by the investor at his discretion at any time into restricted common shares of Semotus at a conversion price equal to the lesser of (a) ten cents ($0.10) per share and (b) a fifteen percent (15%) discount from the closing price of our common stock calculated using the average closing price over ten consecutive trading days immediately preceding the date the investor gives us a conversion notice, and with a floor which is not to exceed a total maximum potential issuance of 3,557,060 shares. Additionally, during the time period beginning from February 1, 2007 and ending on the earlier of (a) the date the investor gives us a conversion notice and (b) February 1, 2009, if we issue common stock or securities convertible or exercisable into stock at a price that is less than the conversion price, then, we shall reduce a certain number of the investor's shares from the conversion price to an adjusted price, in proportion to the number of securities we actually issue at the adjusted price. The closing price of Semotus' common stock on February 1, 2007 was $0.12 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $36,667 (net of accretion of $3,333). The unpaid principal shall accrue interest at 10% per annum and all unconverted principal and interest is due and payable on February 1, 2009. We will incur no placement agent fees or expenses for this investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. As part of the investment, we agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 3,557,060 maximum total shares of common stock potentially issuable upon the conversion of the Convertible Promissory Note.

13. REVENUE
We have a diversified customer list. We have many corporate customers utilizing our wireless software applications and services, and the broadly diversified base means there is no significant concentration in any one particular industry. We derive revenue from our customers as discussed in Note 3, "Summary of Significant Accounting Policies: Revenue Recognition".

14. CONCENTRATIONS OF CREDIT RISK:
Three customers accounted for 34% of our revenues for the fiscal year ended March 31, 2007; one customer accounted for 15%, one customer accounted for 10% and one customer accounted for 9% of our total revenue. One customer accounted for 16% of our accounts receivable at March 31, 2007 and one customer accounted for 14% of our accounts receivable at March 31, 2007, for a combined total of two customers accounting for 30% of our accounts receivable at March 31, 2007.

Two customers accounted for 12% of our revenues for the fiscal year ended March 31, 2006. One customer accounted for 7% and the second customer accounted for 5%. One of these customers accounted for 8% of our accounts receivable at March 31, 2006.

15. MERGER AGREEMENT
We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). In the Merger Agreement, we have agreed to acquire 100% of the issued and outstanding capital stock of Citytalk for 418,744,000 shares of Semotus Solutions' common stock. On a fully diluted basis, taking into consideration our outstanding stock, and assuming the exercise of all our warrants and vested stock options, we would have approximately 46,500,000 common shares outstanding.

Therefore, the issuance of 418,744,000 common shares to Citytalk will result in Semotus' shareholders owning approximately 10% of the combined corporation upon the close of the merger.

The agreement is subject to Semotus' stockholders approval, Citytalk's stockholders approval, the American Stock Exchange's approval and other closing conditions, including the acquisition by Citytalk of three other companies, NTCH Colorado, Inc., NTCH Idaho, Inc. and NTCH Tennessee, Inc. (collectively, "NTCH"), and an investment of at least $60,000,000 into Citytalk. Citytalk is a merger vehicle created to acquire tower infrastructure and flat rate cellular operations in key markets in the continential United States. If the merger with Citytalk does close, we have agreed to pay a placement fee to the placement agent, Bathgate Capital Partners, LLC in the form of $150,000 and 2,000,000 shares of restricted common stock. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. We have agreed to the June 28th extension that was an option allowed for in the second amendment to the merger agreement that was filed with the proxy statement. We are currently in discussions with Citytalk regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. We are also considering the pursuit of other alternatives to the merger with Citytalk after the June 28th extension deadline expires

16. STOCK, OPTION AND WARRANT EXPENSE
The stock, option and warrant expense is a non-cash expense related to the issuance of equity and equity-related securities for services performed for us by employees and outside third party contractors. The accounting for these expenses is in accordance with SFAS 123 for employee options and SFAS 123, and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", for outside third party contractors.

Stock issued for contractor services and as payment for liabilities is priced using the closing price of our common stock on the date the shares are issued. The expense is recognized over the term of the agreement or when the services have been performed.

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model's variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years. For the fiscal year ended March 31, 2007, interest rates used are the approximate Treasury rate of 4.94%, and the expected volatility was 95.68%. For the fiscal year ended March 31, 2006, interest rates used are the approximate Treasury rate of 4.18%, and the expected volatility was 95% to 103%. The expense is recognized over the term of the agreement or when the services have been performed.

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

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2007:

                         ---------------------------                  ----------------------------
                                   FEDERAL                                        STATE
                         ---------------------------                  ----------------------------
                           BALANCE        EXPIRATION                     BALANCE        EXPIRATION
                           -------        ----------                     -------        ----------
                        $ 2,729,703          2012                     $ 4,298,379          2011
                          3,219,423          2013                       3,294,278          2012
                          4,429,411          2019                       1,378,267          2013
                          3,684,281          2020                         970,786          2014
                          9,313,338          2021                         841,822          2015
                          8,036,642          2022                       1,171,635          2016
                                                                      -----------
                          2,349,193          2023                       1,432,966          2017
                                                                      -----------
                          1,749,406          2024                     $13,388,133
                            862,523          2025                     ===========
                          1,343,164          2026
                        -----------
                          1,632,966          2027
                        -----------
                        $39,350,050
                        ===========

At March 31, 2007, we no longer owned a Canadian subsidiary, see Footnote 4:
Semotus Systems Corporation, and therefore we no longer have any Canadian net operating loss carryover. .

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2006 and 2005, we had net deferred tax assets of approximately $14,000,000 for both years, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance changedby $0.00 in the last two fiscal years.

18. EARNINGS PER SHARE (EPS)
NET LOSS PER SHARE:
Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                                YEAR ENDED MARCH 31,
                                                          ------------------------------
                                                              2007              2006
                                                          ------------      ------------
     Basic EPS:
           Net income (loss)                              $ (2,062,988)     $ (1,433,663)
           Weighted average common shares outstanding       34,971,780        29,188,146
                                                          ============      ============
     Basic EPS                                            $      (0.06)     $      (0.05)
                                                          ============      ============

     Diluted EPS:
                Net income (loss)                         $ (2,062,988)     $ (1,433,663)
                                                          ============      ============
           Weighted average common shares outstanding       34,971,780        29,188,146
            Convertible preferred                                 --                --
            Warrants                                              --                --
            Stock options                                         --                --
                                                          ------------      ------------
            Total shares                                    34,971,780        29,188,146
                                                          ------------      ------------
     Diluted EPS                                          $      (0.06)     $      (0.05)
                                                          ============      ============

In the fiscal years ended March 31, 2007 and 2006, 10,345,087 and 7,257,712 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

19. OPERATING LEASES
We currently lease space for our operations in Los Gatos, California. The lease for the California office expires in September 2008. The lease for the office located in British Columbia was terminated in September 2006. The lease for the Expand Beyond office located in Chicago, Illinois expired in November 2006. The terms and conditions of the California lease are normal and customary.

Rental expense was $115,460 in fiscal year 2007 and $184,236 in fiscal 2006.

Future minimum lease payments due under these agreements are as follows for the years ending March 31:

     2008 ...................     $  119,908
     2009 ...................         62,496
     2010 ...................          3,600
                                  ----------
                                  $  186,004
                                  ==========

20. RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2007. The agreement automatically renews for one-year terms unless notice is provided by either party. As of May 1, 2007, no notice had been provided by either party, so the agreement has automatically renewed for an additional one-year term.

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006. Mr. Khan is currently on our Advisory Board and as of March 31, 2007 held 80,000 shares of our restricted common stock and 10,000 options to purchase shares of our common stock at $0.25 per share.

21. COMMITMENTS AND CONTINGENCIES We are not a party to any legal proceedings.

22. EMPLOYEE BENEFIT PLAN
During 1998, we established a plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan, not to exceed the statutory amount, and we may make matching contributions. We made no contributions in fiscal years 2007 or 2006.

23.  AMEX DEFICIENCY LETTER

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

We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. We have agreed to the June 28th extension that was an option allowed for in the second amendment to the merger agreement that was filed with the proxy statement. Semotus and Citytalk are currently in discussions regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If Semotus does not make progress consistent with the plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

24. EQUITY PRIVATE PLACEMENT
We closed an equity private placement of $560,000 on May 16, 2006. Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants became exercisable on November 16, 2006. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000. These funds are being used to increase our sales and marketing efforts and for other general working capital purposes.

25.  SUBSEQUENT EVENTS
We have agreed to the June 28th extension to closing the merger with Citytalk, which was an option allowed for in the second amendment to the merger agreement that was filed with our preliminary proxy statement on March 19, 2007. We are currently in discussions with Citytalk regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. We are also considering the pursuit of other alternatives to the merger with Citytalk after the June 28th extension deadline expires.

We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. ("Stockgroup"), relating to the sale of our wireless financial information assets (the "Agreement"). As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services. The purchase price for this asset sale consists of up to $350,000; $150,000 to be paid upon the Closing and the remaining $200,000 to be paid through a monthly revenue share of 30%, subject to a reduction to 15% should total revenues fall below 25% within six months of Close, until $200,000 has been paid to us or two years have passed from the date of Closing, whichever occurs first. On May 9, 2007, we completed the above described disposition of assets.

On May 17, 2007, we filed an Amendment to our Articles of Incorporation, increasing our total authorized common shares from 50,000,000 to 150,000,000. This increase was authorized by our shareholders at our last year's annual shareholders meeting that took place on September 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JUNE 25, 2007                    SEMOTUS SOLUTIONS, INC.


                                       BY: /S/ ANTHONY N. LAPINE
                                           ------------------------------------
                                           ANTHONY N. LAPINE
                                           CHIEF EXECUTIVE OFFICER
                                           AND CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/S/ ANTHONY N. LAPINE
------------------------       CHIEF EXECUTIVE OFFICER     JUNE 25, 2007
ANTHONY N. LAPINE              AND CHAIRMAN OF THE BOARD


/S/ CHARLES K. DARGAN, II
------------------------       CHIEF FINANCIAL OFFICER,    JUNE 25, 2007
CHARLES K. DARGAN II           TREASURER


/S/ MARK WILLIAMS
------------------------       DIRECTOR                    JUNE 25, 2007
MARK WILLIAMS


/S/ LAURENCE MURRAY
------------------------       DIRECTOR                    JUNE 25, 2007
LAURENCE MURRAY


/S/ ROBERT LANZ
------------------------       DIRECTOR AND CHAIRMAN       JUNE 25, 2007
ROBERT LANZ                    OF THE AUDIT COMMITTEE