Form 10QSB
period 2007-06-30
SEMOTUS SOLUTIONS INC
filed 2007-08-14
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                   FORM 10-QSB
                                   ___________

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                         COMMISSION FILE NUMBER: 1-15569




                            SEMOTUS SOLUTIONS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


            Nevada                                            36-3574355
            ------                                            ----------
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

Yes [_]   No [X]

As of July 24, 2007, 1,778,374 shares of the issuer's common stock were issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]



     (ALL NUMBERS ARE AS ADJUSTED TO GIVE EFFECT TO A 1 FOR 20 REVERSE STOCK
                    SPLIT THAT WENT EFFECTIVE JULY 20, 2007)

================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                            PAGE


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          a. Condensed Consolidated Balance Sheets as of
             June 30, 2007 (unaudited) and March 31, 2007                      3

          b. Condensed Consolidated Statements of Operations
             and Comprehensive Loss for the three months ended
             June 30, 2007 and 2006 (unaudited)                                4

          c. Condensed Consolidated Statements of Cash Flows for
             the three months ended June 30, 2007 and 2006 (unaudited)         5

          d. Notes to the Condensed Consolidated Financial Statements          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           13

ITEM 3.   CONTROLS AND PROCEDURES                                             17




                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                                   18

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 5.   OTHER INFORMATION                                                   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    18



          SIGNATURES                                                          19


          CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  JUNE 30,       MARCH 31,
                                                                                    2007            2007
                                                                                ------------    ------------
                                                                                (unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                    $    387,975    $    305,588
   Trade receivables (net of allowance for doubtful accounts of $7,035 at
    June 30, 2007 and $7,035 at March 31, 2007)                                      272,377         262,700
   Prepaid expenses and other current assets                                           6,146          12,140
                                                                                ------------    ------------
          Total current assets
                                                                                     666,498         580,428

   Property and equipment, net                                                            --              --
   Goodwill, net                                                                   2,984,554       2,984,553
   Deferred tax asset                                                                 22,394          17,708
   Receivable from Stockgroup asset sale (Note 8)                                    222,659              --
   Other assets                                                                      100,000         100,000
                                                                                ------------    ------------
          Total assets                                                          $  3,996,105    $  3,682,689
                                                                                ============    ============



                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Equipment loan                                                               $      6,869    $      7,244
   Accounts payable                                                                  154,287         187,903
   Accrued vacation                                                                   52,907          53,042
   Other accrued liabilities                                                          49,407          48,245
   Deferred revenue                                                                  261,249         198,294
                                                                                ------------    ------------
          Total current liabilities                                                  524,719         494,728
                                                                                ------------    ------------

LONG TERM LIABILITIES:
   Convertible promissory notes, net of discounts (Note 11)                          332,057         315,567
   Accrued interest on convertible promissory notes                                   19,583          10,084
                                                                                ------------    ------------
          Total liabilities                                                          876,359         820,379
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY:
   Common stock: $0.01 par value; authorized: 7,500,000 shares; 1,778,374 issued and outstanding at June 30, 2007, and 1,778,374 issued and
   outstanding at March 31, 2007                                                      17,785          17,785
   Additional paid-in capital                                                     72,170,991      72,108,703
   Accumulated deficit                                                           (69,069,030)    (69,264,178)
                                                                                ------------    ------------
          Total shareholders' equity                                               3,119,746       2,862,310
                                                                                ------------    ------------
          Total liabilities and shareholders' equity                            $  3,996,105    $  3,682,689
                                                                                ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------
Revenues                                                         $    314,331    $    436,689
Cost of revenues                                                       20,710          94,485
                                                                 ------------    ------------
Gross profit                                                          293,621         342,204

Operating expenses:
   (Exclusive of depreciation and amortization and stock,
   option and warrant expense)
   Research and development                                            42,496         285,495
   Sales and marketing                                                157,000         269,014
   General and administrative                                         216,093         245,677

   Depreciation and amortization:
      Research and development                                             --              --
      General and administrative                                           --           3,413
                                                                 ------------    ------------
                                                                           --           3,413
                                                                 ------------    ------------
   Stock, option and warrant expense:
      Research and development                                         12,367           2,538
      Sales and marketing                                               5,097           3,940
      General and administrative                                       40,138         127,809
                                                                 ------------    ------------
                                                                       57,602         134,287
                                                                 ------------    ------------
   Total operating expenses                                           473,191         937,886
                                                                 ------------    ------------
      Operating loss                                                 (179,570)       (595,682)

Other income                                                          374,716           8,989
                                                                 ------------    ------------

Net income (loss)                                                     195,146        (586,693)
Other comprehensive loss - Translation adjustment                          --            (501)
                                                                 ------------    ------------
Comprehensive income (loss)                                      $    195,146    $   (587,194)
                                                                 ============    ============
Net income (loss) per common share:
   Basic                                                         $       0.11    $      (0.35)
   Diluted                                                       $       0.09    $      (0.35)

Weighted average shares outstanding:
   Basic                                                            1,778,374       1,659,188
   Diluted                                                          2,068,727       1,659,188
                                                                 ============    ============

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                2007            2006
                                                                            ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                        $    195,146    $   (586,693)

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                   --           3,413
      Amortization of debt discount and accrued interest on notes payable         25,989              --
      Compensation expense related to stock, stock options and warrants
        issued for services                                                        2,973         134,287
      FAS123R expense                                                             54,629              --
      Gain on Stockgroup asset sale (Note 8)                                    (350,000)             --


   Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:
      Accounts and other receivables                                              (9,677)         76,308
      Receivable from Stockgroup for transitional services (Note 8)              (37,684)             --
      Prepaid expenses and other assets                                            5,995         (16,594)
      Accounts payable                                                           (33,616)       (120,956)
      Accrued expenses and other current liabilities                               1,027         (43,019)
      Deferred revenue                                                            62,955          27,178
                                                                            ------------    ------------

   Net cash used in operating activities                                         (82,263)       (526,076)
                                                                            ------------    ------------

Cash flows from investing activities:
   Proceeds from Stockgroup asset sale (Note 8)                                  150,000              --
   Proceeds on receivable from Stockgroup asset sale (Note 8)                     15,025              --
                                                                            ------------    ------------
   Net cash provided by investing activities                                     165,025              --
                                                                            ------------    ------------
Cash flows from financing activities:
   Bank line of credit (Note 7)                                                       --        (250,000)
   Equipment loan                                                                   (375)          9,573
   Net proceeds from Southshore financing                                             --         515,000
                                                                            ------------    ------------
   Net cash provided by (used in) financing activities                              (375)        274,573
                                                                            ------------    ------------
   Effect of exchange rate changes on cash                                            --            (501)
                                                                            ------------    ------------
   Net increase (decrease) in cash and cash equivalents                           82,387        (252,004)
   Cash and cash equivalents, beginning of period                                305,588       1,105,684
                                                                            ------------    ------------
   Cash and cash equivalents, end of period                                 $    387,975    $    853,680
                                                                            ============    ============


See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)





                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                2007            2006
                                                                            ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                                                      $        351    $        581
                                                                            ============    ============
Cash paid for income taxes                                                  $        131    $      3,300
                                                                            ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Deferred tax asset related to stock option grants                           $      4,686    $      2,244
                                                                            ============    ============
Non cash settlement of liabilities                                          $     25,989              --
                                                                            ============    ============
Receivable from Stockgroup asset sale (Note 8)                              $    200,000              --
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


2.   BASIS OF PRESENTATION AND FUTURE PROSPECTS
The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended June 30, 2007 and 2006 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2007.

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

The condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries, Expand Beyond and Clickmarks. All significant intercompany transactions and balances have been eliminated in consolidation.

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


3.   RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on our financial statements.

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


4.   STOCK-BASED COMPENSATION
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized during the three months ended June 30, 2007 and 2006 was $57,602 and $134,287, respectively.

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

As a result of adopting SFAS 123(R) on April 1, 2006, our income before income taxes and net income for the period ended June 30, 2006, was $34,666 lower than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended June 30, 2006 would have both been $(0.02), if we had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 we changed our cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

We have estimated the fair value of our option awards granted after April 1, 2006 using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use actual data to estimate option exercises, forfeitures and cancellations within the valuation model. The expected term of options granted is 4 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                    Fiscal Year    Fiscal Year
                                                       Ended          Ended
                                                      March 31,      March 31,
Black-Scholes -Based Option Valuation Assumptions       2007           2008
--------------------------------------------------  ------------   ------------

Fair value of options granted during the period     $       2.96   $       1.40

Expected term (in years)                                 4 years        4 years

Expected volatility                                        95.68%         94.51%

Weighted average volatility                                95.68%         94.51%

Expected dividend yield                                       --             --

Risk-free rate                                              4.94%          4.56%


The following table summarizes the stock option transactions for the quarter ended June 30, 2007 based upon a closing stock price of $1.20 per share as of June 30, 2007.

                                                      Weighted       Aggregate
                                                       Average       Intrinsic
Stock Options                           Shares          Price          Value
                                     ------------   ------------   ------------

Outstanding at April 1, 2007            4,669,731   $       4.60   $         --

Granted                                   410,000           2.00        820,000

Exercised                                      --             --             --

Forfeited                                (165,409)          4.00             --
                                          (66,264)          4.20             --
Expired

Outstanding at June 30, 2007            4,848,058           4.40             --

Exercisable at June 30, 2007            3,325,741           5.20             --

There were no options exercised in the first quarter ended June 30, 2007 or 2006.


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

For the three months ended June 30, 2007, 290,353 potential shares were included in the shares used to calculate diluted EPS, as their effect is dilutive, and 522,671 potential shares were not included in the shares used to calculate diluted EPS, as their effect is not dilutive due to the fact that the exercise prices of all of our options and warrants are greater than the average market price of our stock over the three month period ended June 30, 2007. For the three months ended June 30, 2006, 494,366 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.


6.   AMEX DEFICIENCY
We received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we are not in compliance with Amex' continued listing requirements. Specifically, we are not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that will end concurrent with the closing of the merger with Citytalk, Inc. As of July 25, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. All contractual extensions have expired, and we are currently in discussions regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. We are also pursuing other alternatives to the merger with Citytalk, including, but not limited to, a merger with Innofone.com Incorporated. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If we do not make progress consistent with our plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.


7.   BANK LINE OF CREDIT
On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. On March 5, 2007, we terminated the agreement and there was nothing outstanding under this line of credit.


8.   STOCKGROUP ASSET SALE
We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. ("Stockgroup"), relating to the sale of our wireless financial information assets (the "Agreement"). As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services. The purchase price for this asset sale consists of up to $350,000; $150,000 to be paid upon the Closing and the remaining $200,000 to be paid through a monthly revenue share of 30%, subject to a reduction to 15% should total revenues fall below 25% within six months of Close, until $200,000 has been paid to us or two years have passed from the date of Closing, whichever occurs first. On May 9, 2007, we completed the above described disposition of assets. In accordance with the Transition Services Agreement, beginning on May 9, 2007 and continuing for a period of at least 90 days, with an option to extend for an additional 60 days, we are providing certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products. As of June 30, 2007, Stockgroup owed us a total of $222,659, comprising of the $200,000 balance of the original purchase price, minus Stockgroup's revenue share in the amount of $15,025 plus $37,684 owed to us for the transition services we are providing to Stockgroup for the period from May 9, 2007 to June 30, 2007.


9.   EQUITY PRIVATE PLACEMENT
We did not close any equity private placements in the fiscal quarter ended June 30, 2007.

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


10.  MERGER AGREEMENT
We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). In the Merger Agreement, we have agreed to acquire 100% of the issued and outstanding capital stock of Citytalk for 20,937,200 shares of Semotus Solutions' common stock. On a fully diluted basis, taking into consideration our outstanding stock, and assuming the exercise of all our warrants and vested stock options, we would have approximately 23,250,000 common shares outstanding. Therefore, the issuance of 20,937,200 common shares to Citytalk will result in Semotus' shareholders owning approximately 10% of the combined corporation upon the close of the merger.

The agreement is subject to Semotus' stockholders approval, Citytalk's stockholders approval, the American Stock Exchange's approval and other closing conditions, including the acquisition by Citytalk of three other companies, NTCH Colorado, Inc., NTCH Idaho, Inc. and NTCH Tennessee, Inc. (collectively, "NTCH"), and an investment of at least $60,000,000 into Citytalk. Citytalk is a merger vehicle created to acquire tower infrastructure and flat rate cellular operations in key markets in the continential United States. If the merger with Citytalk does close, we have agreed to pay a placement fee to the placement agent, Bathgate Capital Partners, LLC in the form of $150,000 and 100,000 shares of restricted common stock. As of June 1, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. All contractual extensions have expired, and we are currently in discussions with Citytalk regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. However, we are also pursuing other alternatives to the merger with Citytalk, including, but not limited to, a merger with Innofone.com Incorporated.


11.  CONVERTIBLE PROMISSORY NOTES, NET OF DISCOUNTS
We entered into an investment agreement on November 13, 2006 with an individual investor, Richard Sullivan, Citytalk's Chairman and CEO, under which he invested $225,000 into us in the form of a convertible promissory note (the "Convertible Promissory Note") which may be converted by Mr. Sullivan at his discretion at any time into shares of our restricted common stock at a conversion price of two dollars ($2.00) per share, for a total of 112,500 shares. The closing price of our common stock on November 13, 2006 was $2.80 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $61,277 (net of accretion of $11,489). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008. We did not incur any placement agent fees or expenses for this $225,000 investment. These funds are being used to increase our sales and marketing efforts and for other general working capital purposes.

We entered into another investment agreement on February 1, 2007, with an individual investor, Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992, relating to a cash investment of US$200,000, taken in the form of a convertible promissory note (the "Convertible Promissory Note") which may be converted by the investor at his discretion at any time into shares of our restricted common stock at a conversion price equal to the lesser of (a) two dollars ($2.00) per share and (b) a fifteen percent (15%) discount from the closing price of our common stock calculated using the average closing price over ten consecutive trading days immediately preceding the date the investor gives us a conversion notice, and with a floor which is not to exceed a total maximum potential issuance of 177,853 shares. Additionally, during the time period beginning from February 1, 2007 and ending on the earlier of (a) the date the investor gives us a conversion notice and (b) February 1, 2009, if we issue common stock or securities convertible or exercisable into stock at a price that is less than the conversion price, then, we shall reduce a certain number of the investor's shares from the conversion price to an adjusted price, in proportion to the number of securities we actually issue at the adjusted price. The closing price of Semotus' common stock on February 1, 2007 was $2.40 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $31,667 (net of accretion of $5,000). The unpaid principal shall accrue interest at 10% per annum and all unconverted principal and interest is due and payable on February 1, 2009. We will incur no placement agent fees or expenses for this investment. The issuance of the underlying shares is dependent upon the American Stock Exchange's approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. As part of the investment, we agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 177,853 maximum total shares of common stock potentially issuable upon the conversion of the Convertible Promissory Note.


12.  RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2007 and automatically renewed for one-year terms unless notice is provided by either party. Effective July 15, 2007, the Compensation Committee agreed that we should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine for a term of three years. Under this new employment agreement, Mr. LaPine is entitled to a base salary of $240,000 per year, plus discretionary increases in accordance in conformity with our standard review procedure. However, Mr. LaPine's previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine will continue to be compensated at an annual salary of $216,000. Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate. If Mr. LaPine's employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached, all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term.

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006. Mr. Khan is currently on our Advisory Board and as of June 30, 2007 held 4,000 shares of our restricted common stock and 500 options to purchase shares of our common stock at $5.00 per share.


13.  CONCENTRATIONS OF CREDIT RISK:
Two customers accounted for a total of 37% of our revenue in the three months ended June 30, 2007, representing 22% and 15%, respectively. Two customers accounted for 20% each of our accounts receivable at June 30, 2007, and one customer accounted for 30% of our accounts receivable at June 30, 2007, for a combined total of three customers accounting for 70% of our accounts receivable at June 30, 2007.

Six customers accounted for a total of 40% of our revenue in the three months ended June 30, 2006, representing 10%, 7%, 5%, and three customers representing 6% each. Three customers accounted for a total of 37% of our accounts receivable at June 30, 2006, each representing 16%, 12% and 9%.


14.  SUBSEQUENT EVENTS
On July 20, 2007, we effected a one-for-twenty reverse stock split of our common stock. Pursuant to the reverse stock split, each twenty shares of authorized and outstanding common stock have been reclassified and combined into one new share of common stock. In connection with the reverse stock split, the number of shares of common stock authorized under our Amended Articles of Incorporation was correspondingly reduced from 150 million to 7.5 million shares, without any change in par value per common share. The reverse split did not change the number of shares of our preferred stock authorized, which remains at 5 million.

On July 23, 2007, we entered into a Software License Agreement and Stock Issuance and Registration Rights Agreement with Innofone.com Incorporated ("Innofone"), relating to a royalty free license of our HipLinkXS and Clickmarks software applications (the "Agreement"). The consideration for this software license consists of $3.75 million worth of Innofone's restricted common stock at a price we calculate as $0.19 per share, with demand and piggyback registration rights. Additionally, there is a post-closing purchase price adjustment on the Innofone stock, should the stock fall below $3.75 million in aggregate value. However, the price adjustment is effective only upon Innofone moving forward with certain future transactions with us, as outlined below. Furthermore, Innofone has a right to buy back its common stock in cash for $3,750,000, for a period of one year, should the future transactions not be completed.

We have granted Innofone an option to buy certain assets, including the Hiplinkxs and Clickmarks software application products, the complete terms and conditions of which have not yet been fully defined or agreed upon ("Asset Sale"). At a minimum, this Asset Sale would require a payment by Innofone of $250,000 and a convertible note due from Innofone in favor of us for $500,000. Additionally, Innofone must have at least $1,000,000 in operating cash prior to the close of the sale. Such a transaction would also require approval by each Company's Boards of Directors, the American Stock Exchange and Semotus shareholders. Innofone has 90 days to complete the asset purchase. If the Asset Sale transaction is effectuated, Innofone will then have a right of first refusal to merge with us, the complete terms and conditions of which have not yet been fully defined or agreed upon. This right of first refusal will last for a period of 90 days. To effect such a merger, Innofone must have a net shareholder value of at least $4,000,000 and operating cash of at least $2,000,000 in order to qualify. In addition, the merger must be approved by the Board of Directors of both companies, the American Stock Exchange and our shareholders.


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

CRITICAL ACCOUNTING POLICIES
We described our critical accounting policies in Item 6, "Management's Discussion and Analysis or Plan of Operation," of our Annual Report on Form 10-KSB for the year ended March 31, 2007.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

OVERVIEW
During fiscal year 2007 and into fiscal year 2008, we have focused on growing revenues through increased sales in our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of the enterprise software marketing strategy with wireless and mobile features available in the software. On May 9, 2007, we sold our Global Market family of products to Stockgroup, a financial data services provider, since those products serve a specific market that Stockgroup has a larger presence in. During fiscal 2007, with the economies of scale increasing in the mobile software industry, we agreed to merge with Citytalk and NTCH, the combination of which would give our products a larger footprint in the mobile market. As of July 27, 2007, the merger was not consummated for a number of reasons, including the fact that Citytalk has not finalized the financing of NTCH and that we received comments from the SEC regarding our preliminary proxy statement, which we are in the process of responding to. All contractual extensions have expired, and we are currently in discussions with Citytalk regarding another extension that will provide the necessary time required for Citytalk to finalize the financing and for the SEC to complete their review of our proxy statement. However, we are also pursuing other alternatives to the merger with Citytalk, including, but not limited to, a merger with Innofone.com Incorporated.

Management believes that it has adequate working capital for the next 12 months.

We had net income of $195,146, $0.11 per share basic and $0.09 per share diluted, in the three months ended June 30, 2007, as compared to a net loss of $586,693 ($0.35 per basic and diluted share) in the three months ended June 30, 2006. Our overall cash increased by $82,387 in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, in which our overall cash decline increased to $252,004.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES
Revenues for the three months ended June 30, 2007 decreased 28% to $314,331 as compared to $436,689 for the three months ended June 30, 2006. This is due to a weakness in our software sales for the first quarter of FY 2008 resulting from the timing of the closing of new sales contracts.

COST OF REVENUES AND GROSS MARGIN
The overall gross profit margin increased to 93% in the three months ended June 30, 2007 from 78% in the same period ended June 30, 2006. The increase in gross profit margin is principally due to the sale of the financial data and software services assets, which had higher costs and a lower gross profit. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. Other costs directly related to the financial data software and services assets, are data feed costs, which have been eliminated with the sale of those assets.

OPERATING EXPENSES
Operating expenses decreased 50% to $473,191in the three months period ended June 30, 2007 versus $937,886 for the same period in the last fiscal year, mainly due to a substantial decrease in research and development expenses as a result of the consolidation of the acquisition of Clickmarks and moving engineering and development offshore, as well as stock and option compensation expenses due to a reduction in stock and option grants. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

     ----------------------------------------------------------------
                                                THREE MONTHS ENDED
                                                      JUNE 30,
     --------------------------------------   ----------   ----------
     DESCRIPTION                                 2007         2006
     --------------------------------------   ----------   ----------
     Research and development                 $   42,496   $  285,495
     --------------------------------------   ----------   ----------
     Sales and marketing                         157,000      269,014
     --------------------------------------   ----------   ----------
     General and administrative                  216,093      245,677
     --------------------------------------   ----------   ----------
     Depreciation and amortization                    --        3,413
     --------------------------------------   ----------   ----------
     Stock, option and warrant expense            57,602      134,287
     --------------------------------------   ----------   ----------
     --------------------------------------   ----------   ----------
     Total                                    $  473,191   $  937,886
     --------------------------------------   ----------   ----------

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs decreased substantially due to moving our research and development efforts offshore. Remaining engineering costs are due to production projects for existing products and services, which also decreased in the first quarter ended June 30, 2007.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs decreased compared to last year due to a reduction in sales and marketing personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs decreased slightly during the three months ended June 30, 2007 versus 2006 due to a reduction in personnel and overheads.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense for the three months ended June 30, 2007 versus 2006 is as a result of fully depreciated assets and no capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance. The decline in this expense is directly related to the reduction in the number and amount of stock and option grants in the three months ended June 30, 2007.

OTHER INCOME (EXPENSE)
The $374,716 in other income is comprised mainly from the gain on the sale of the financial data and software services assets offset by $25,989 in interest expense from the amortization of the debt discount and the accrued interest on notes payable.

COMPREHENSIVE LOSS
The comprehensive income of $195,146 or $0.11 basic and $0.09 diluted per share for the three months ended June 30, 2007, compared to the comprehensive loss of $587,194 or $0.35 per share (basic and diluted) for the three months ended June 30, 2006, is mainly a result of a gain on the sale of the financial data and software services assets offset by operating losses of $179,570.

LIQUIDITY AND CAPITAL RESOURCES
Much less cash was spent on operating resources during the three months ended June 30, 2007 versus 2006, and consequently the overall cash increased by $82,387 for the three months ended June 30, 2007 versus a cash reduction of $252,004 for the three months ended June 30, 2006. The sources and uses of cash are summarized as follows (unaudited):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2007          2006
----------------------------------------------------   ----------    ----------
Cash used in operating activities                      $  (82,263)   $ (526,076)
----------------------------------------------------   ----------    ----------
Cash provided by investing activities                     165,025            --
----------------------------------------------------   ----------    ----------
Cash provided by (used in) financing activities              (375)      274,573
----------------------------------------------------   ----------    ----------
Effect of exchange rate changes on cash                        --          (501)
----------------------------------------------------   ----------    ----------
Net increase (decrease) in cash and cash equivalents   $   82,387    $ (252,004)
                                                       ==========    ==========

During the three months ended June 30, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $179,570 resulting from gross profits of $293,621 and operating expenses of $473,191. Also, a gain on the sale of the financial data and software services assets offset by interest expense of $25,989 produced other income of $374,716. Other operating activities contributing to the increase in cash were mainly from an increase in deferred revenue of $62,955. Activities that contributed to a decrease in cash were an increase in accounts receivable, including the receivable from Stockgroup of $47,631 and a decrease in accounts payable of $33,616.

During the three months ended June 30, 2006, cash used in operating activities from continuing operations consisted principally of an operating loss of $595,682 resulting from gross profits of $342,204 and operating expenses of $937,886. Some of the operating loss is offset by non-cash expenses of $3,413 of depreciation and amortization and $134,287 of stock compensation expense. Other operating activities that contributed to the increase in the use of cash were a decrease in accounts payable of $120,956, decrease in other accrued liabilities of $43,019, and an increase in prepaid expenses of $16,594, offset somewhat by decrease in accounts receivable of $76,308.

During the three months ended June 30, 2007, cash provided by investing activities consisted of proceeds resulting from the asset sale to Stockgroup and from the interim services agreement with Stockgroup. There was no cash used in or provided by investing activities for the three months ended June 30, 2006.

Cash used in financing activities for the three months ended June 30, 2007 consisted of a payment on an equipment loan. Cash provided by financing activities for the three months ended June 30, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006 and a draw down on our line of credit of $9,573 from a computer company. We paid off $250,000 for the bank line of credit during the three months ended June 30, 2006, leaving no outstanding balance.

As of June 30, 2007, we had cash and cash equivalents of $387,975, an increase of $82,387 from the balance at March 31, 2007, which was $305,588. Working capital increased to $141,779 at June 30, 2007 from $85,700 at the fiscal 2007 year end, an increase of $56,079. The increase in working capital is due to increases in cash largely from the gain on the sale of the financial data and software services assets. Further a reduction in accounts payable added to the increase in working capital. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $119,908 in fiscal 2008, $62,496 in fiscal 2009 and $3,600 in fiscal 2010. There are no material commitments for capital expenditures at June 30, 2007.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on our financial statements.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB for the year ended March 31, 2007. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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



                                  SEMOTUS SOLUTIONS, INC.



DATE: AUGUST 14, 2007             BY: /S/ ANTHONY N. LAPINE
                                      ---------------------------------------
                                      ANTHONY N. LAPINE, CEO AND
                                      CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                      EXECUTIVE OFFICER)



                                  BY: /S/ CHARLES K. DARGAN, II
                                      ---------------------------------------
                                      CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                      OFFICER (PRINCIPAL FINANCIAL OFFICER)