Form 10QSB
period 2007-09-30
SEMOTUS SOLUTIONS INC
filed 2007-11-13
CIK 832370

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

                         COMMISSION FILE NUMBER: 1-15569

                            SEMOTUS SOLUTIONS, INC.
                            -----------------------
              (Exact name of small business issuer in its charter)

             Nevada                                     36-3574355
 -------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)


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

Yes [ ] No [X]

As of November 1, 2007, 1,898,337 shares of the issuer's common stock were issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

        (ALL NUMBERS ARE AS ADJUSTED TO GIVE EFFECT TO A 1 FOR 20 REVERSE
                 STOCK SPLIT THAT WENT EFFECTIVE JULY 20, 2007)
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS
 -------------------------------------------------------------------------------

                                                                            PAGE


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:


     a.  Condensed Consolidated Balance Sheets as of
         September 30, 2007 (unaudited) and March 31, 2007                    3

     b.  Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the three and six months
         ended September 30, 2007 and 2006 (unaudited)                        4

     c.  Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2007 and
         2006 (unaudited)                                                     5

     d.  Notes to the Condensed Consolidated Financial Statements             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           13

ITEM 3.  CONTROLS AND PROCEDURES                                             18


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 5.  OTHER INFORMATION                                                   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                   20

CERTIFICATIONS                                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             SEPTEMBER 30,      MARCH 31,
                                                                 2007             2007
                                                             ------------     ------------
                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $  486,595       $  305,588

  Trade receivables (net of allowance for
   doubtful accounts of $7,035 at September
   30, 2007 and $7,035 at March 31, 2007)                         45,677          262,700
  Prepaid expenses and other current assets                        3,654           12,140
                                                              ----------       ----------
          Total current assets                                   535,926          580,428


Property and equipment, net                                          --               --
Goodwill, net                                                  2,984,553        2,984,553
Investment in Innofone (Note 15)                               3,630,000              --
Deferred tax asset                                                22,394           17,708
Receivable from Stockgroup asset sale (Note 8)                   199,570              --
Other assets                                                         --           100,000
                                                              ----------       ----------
          Total assets                                        $7,372,443       $3,682,689
                                                              ==========       ==========


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Equipment loan                                            $    6,527       $    7,244
    Accounts payable                                             201,439          187,903
    Accrued vacation                                              54,344           53,042
    Other accrued liabilities                                     50,626           48,245
    Deferred revenue                                             198,482          198,294
                                                              ----------       ----------
          Total current liabilities                              511,418          494,728
                                                              ----------       ----------

LONG TERM LIABILITIES:
    Convertible promissory notes, net of discounts (Note 11)     173,334          315,567
    Accrued interest on convertible promissory notes              13,333           10,084
                                                              ----------       ----------
          Total liabilities                                      698,085          820,379
                                                              ----------       ----------

SHAREHOLDERS' EQUITY:
Common stock: $0.01 par value; authorized: 7,500,000
shares; 1,898,337 issued and outstanding at September
30, 2007, and 1,778,374 issued and outstanding at
March 31, 2007                                                    18,985           17,785
Additional paid-in capital                                    72,447,745       72,108,703
Deficit on Canadian disposition                               (5,450,089)             --
Accumulated deficit                                          (60,342,283)     (69,264,178)
                                                              ----------       ----------
           Total shareholders' equity                          6,674,358        2,862,310
                                                              ----------       ----------
           Total liabilities and shareholders' equity         $7,372,443       $3,682,689
                                                              ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                September 30,                     September 30,
                                                            2007             2006             2007             2006
                                                        -----------      -----------      -----------      -----------
Revenues                                                $   139,803      $   511,286      $   454,134      $   947,974
Cost of revenues                                              1,753           81,781           22,463          176,265
                                                        -----------      -----------      -----------      -----------
Gross profit                                                138,050          429,505          431,671          771,709

Operating expenses:
    (Exclusive of depreciation and amortization and
      stock, option and  warrant expense)
    Research and development                                 74,690          268,465          117,185          553,961
    Sales and marketing                                     181,857          243,436          338,858          512,450
    General and administrative                              239,602          199,390          458,751          445,067
    Depreciation and amortization:
      Research and development                                 --               --               --               --
      General and administrative                               --               --               --              3,413
                                                        -----------      -----------      -----------      -----------
                                                               --               --               --              3,413
                                                        -----------      -----------      -----------      -----------

    Stock, option and warrant expense:
      Research and development                               12,445            1,954           24,812            4,492
      Sales and marketing                                     5,097            5,778           10,194            9,718
      General and administrative                             16,922           30,244           54,087          158,052
                                                        -----------      -----------      -----------      -----------
                                                             34,464           37,976           89,093          172,262
                                                        -----------      -----------      -----------      -----------
    Total operating expenses                                530,613          749,267        1,003,887        1,687,153
                                                        -----------      -----------      -----------      -----------
      Operating loss                                       (392,563)        (319,762)        (572,216)        (915,444)
Other income (expense)                                    3,720,924          (30,848)       4,044,021          (21,859)
                                                        -----------      -----------      -----------      -----------
Net income (loss)                                         3,328,361         (350,610)       3,471,805         (937,303)
Other comprehensive loss - Translation adjustment
                                                               --               --               --               (501)
                                                        -----------      -----------      -----------      -----------
Comprehensive income (loss)                             $ 3,328,361      $  (350,610)     $ 3,471,805      $  (937,804)
                                                        ===========      ===========      ===========      ===========
Net income (loss) per common share:

    Basic                                               $      1.85      $     (0.20)     $      1.94      $     (0.55)

    Diluted                                             $      1.69      $     (0.20)     $      1.77      $     (0.55)
                                                        ===========      ===========      ===========      ===========

Weighted average shares outstanding:

    Basic                                                 1,795,492        1,778,067        1,786,886        1,718,952

    Diluted                                               1,973,345        1,778,067        1,964,739        1,718,952
                                                        ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                                  2007            2006
                                                                              -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                          $ 3,471,805     $  (937,303)

   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                  --             3,413
      Non-cash settlement of liabilities                                             --           (49,334)
      Compensation expense related to stock, stock options and
         warrants issued for services                                               6,485         172,262
      Accumulated translation loss                                                   --            80,928
      FAS123R expense                                                              89,093            --
      Amortization of debt discount and accrued interest on Notes Payable         101,016            --
      Gain on Stockgroup asset sale (Note 8)                                     (350,000)           --
      Gain on Innofone transaction (Note 15)                                   (3,630,000)           --
      Expired merger and acquisition fee                                          100,000            --

    Changes in assets and liabilities net of acquired assets
       and liabilities due to acquisition:
      Accounts and other receivables                                              217,023         (23,195)
      Receivable from Stockgroup for transitional services (Note 8)               (41,463)           --
      Prepaid expenses and other assets                                             8,487         (13,214)
      Accounts payable                                                             13,536         (91,029)
      Accrued expenses and other current liabilities                                3,683          29,552
      Deferred revenue                                                                188          14,755
                                                                              -----------     -----------
   Net cash used in operating activities                                          (10,147)       (813,165)
                                                                              -----------     -----------
Cash flows from investing activities:
    Proceeds from Stockgroup asset sale (Note 8)                                  150,000            --
    Proceeds on receivable from Stockgroup asset sale (Note 8)                     41,893            --
                                                                              -----------     -----------
    Net cash provided by investing activities                                     191,893            --

Cash flows from financing activities:
   Bank line of credit (Note 7)                                                      --           100,000
   Equipment loan                                                                    (717)          9,573
   Net proceeds from Southshore financing                                            --           515,000
   Fractional shares disbursement from reverse stock split                            (22)           --
                                                                              -----------     -----------
   Net cash provided by (used in) financing activities                               (739)        624,573
                                                                              -----------     -----------
   Effect of exchange rate changes on cash                                           --              (501)
                                                                              -----------     -----------
   Net increase (decrease) in cash and cash equivalents                           181,007        (189,093)
   Cash and cash equivalents, beginning of period                                 305,588       1,105,684
                                                                              -----------     -----------
   Cash and cash equivalents, end of period                                   $   486,595     $   916,591
                                                                              ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                         2007           2006
                                                     -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                               $       351    $     2,538
                                                     ===========    ===========
Cash paid for income taxes                           $       256    $     3,444
                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Deferred tax asset related to stock option grants    $     4,686    $     5,093
                                                     ===========    ===========
Non cash settlement of liabilities                   $       --     $   (49,334)
                                                     ===========    ===========
Receivable from Stockgroup asset sale (Note 8)       $    200,00    $       --
                                                     ===========    ===========
Investment in Innofone (Note 15)                     $ 3,630,000    $       --
                                                     ===========    ===========
Common stock issued upon conversion of notes
payable and accrued interest (Note 11)               $   240,000    $       --
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. FORMATION AND BUSINESS OF THE COMPANY:
Semotus(R) Solutions, Inc. ("We" or "Our"), is a leading provider of enterprise application software connecting employees wirelessly to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in business processes for shorter sales and service cycles. Our wireless software products and services include our HipLinkXS family of software. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide real time, event driven alerting, mobile access and control of business-critical software applications, databases, networks and servers.

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

We currently have one wholly owned subsidiary: Clickmarks, Inc. ("Clickmarks"). All significant intercompany transactions and balances have been eliminated in consolidation. In the year ended March 31, 2007, we closed the operations of Expand Beyond Corporation, and Expand Beyond filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code on October 15, 2007. We also transferred our research and development activities from Vancouver, Canada to Pakistan. Additionally, the Global Market Pro Family and other legacy wireless financial data consumer services and software were sold to Stockgroup Systems, Ltd. pursuant to an asset purchase agreement signed in May of 2007. Operations of Clickmarks consist mainly of sales of software products and professional services and support of existing software applications. Clickmarks utilizes a patented Presentation Level Integration (PLI) technology which enables rapid creation of composite applications and web services out of existing backend systems, which may be delivered via web, portal, and mobile front-ends. Clickmarks' technology has also been added to our HipLinkXS family of software products, as well as sold as a stand-alone software solution.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS
The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended September 30, 2007 and 2006 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2007.

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

The condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiary, Clickmarks. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

4. STOCK-BASED COMPENSATION
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized during the three months ended September 30, 2007 and 2006 was $34,464 and $37,976, respectively, and during the six months ended September 30, 2007 and 2006 was $89,093 and $172,262, respectively.

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

As a result of adopting SFAS 123(R) on April 1, 2006, our income before income taxes and net income for the six month period ended September 30, 2006, was $31,301 lower than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share would have been $(0.01) and $(0.03) for the three month and six month periods ended September 30, 2006, if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 we changed our cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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
                                                      Fiscal Year    Fiscal Year
                                                         Ended          Ended
                                                        March 31,      March 31,

Black-Scholes -Based Option Valuation Assumptions          2007          2008
--------------------------------------------------         ----          ----

Fair value of options granted during the period           $ 2.96         $1.40

Expected term (in years)                                 4 years        4 years

Expected volatility                                       95.68%        94.51%

Weighted average volatility                               95.68%        94.51%

Expected dividend yield                                     --            --

Risk-free rate                                             4.94%         4.56%

 The following table summarizes the stock option transactions for the three months ended September 30, 2007 based upon a closing stock price of $0.80 per share as of September 30, 2007.

                                                    Weighted
                                                     Average       Aggregate
Stock Options                           Shares        Price     Intrinsic Value
-------------                           ------        -----     ---------------

Outstanding at July 1, 2007             242,403      $ 4.45        $    --

Granted                                  17,000        1.00           9,520

Exercised                                   --          --              --

Forfeited                                (1,750)       4.37             --
                                         (6,980)       3.40             --
Expired

Outstanding at September 30, 2007       250,673        4.25             --

Exercisable at September 30, 2007       192,749        4.68             --

There were no options exercised in the three months ended September 30, 2007.

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

For the three and six months ended September 30, 2007, 177,853 potential shares were included in the shares used to calculate diluted EPS, as their effect is dilutive, and 527,437 potential shares were not included in the shares used to calculate diluted EPS, as their effect is not dilutive due to the fact that the exercise prices of all of our options and warrants are greater than the average market price of our stock over the three and six month periods ended September 30, 2007.

For the three and six months ended September 30, 2006, 9,737,533 potential shares, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

We submitted a compliance plan to Amex in August of 2006 which outlines our plans to regain compliance with Amex' continued listing requirements. Since that time, we have provided updates and amendments to our original compliance plan. The plan was approved on November 15, 2006. Therefore, our listing is being continued pursuant to an extension period that was to end concurrent with the closing of the merger with Citytalk, Inc. However, all contractual extensions with Citytalk have expired, and we have decided to pursue other alternatives to the merger with Citytalk and NTCH. To maintain our listing, we are subject to periodic review by AMEX staff during this extension period. If we do not make progress consistent with our plan, the AMEX will initiate delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.

As of September 30, 2007 our total stockholders' equity was greater than $6,000,000, at $6,674,358 and our net income for the six months ended September 30, 2007 was $3,471,805.

7. BANK LINE OF CREDIT
On September 30, 2004 we entered into a loan and security agreement with a medium sized local bank. As of September 30, 2006, there was an outstanding balance of $100,000 under this line of credit. On March 5, 2007, we terminated the agreement and there was nothing outstanding under this line of credit.

8. STOCKGROUP ASSET SALE

We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. ("Stockgroup"), relating to the sale of our wireless financial information assets (the "Agreement"). As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services. The purchase price for this asset sale consists of up to $350,000; $150,000 to be paid upon the Closing and the remaining $200,000 to be paid through a monthly revenue share of 30%, subject to a reduction to 15% should total revenues fall below 25% within six months of Close, until $200,000 has been paid to us or two years have passed from the date of Closing, whichever occurs first. On May 9, 2007, we completed the above described disposition of assets. In accordance with the Transition Services Agreement, we are continuing to provide certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products. As of September 30, 2007, Stockgroup owed us a total of $199,570, comprising the unpaid balance of 158,107 from the original $200,000 purchase price and $41,463 for transitional services provided by Semotus to date.

9. EQUITY PRIVATE PLACEMENT
We did not close any equity private placements in the six months ended September 30, 2007.

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

10. MERGER AGREEMENT
We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). All contractual extensions have expired.

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

This Convertible Promissory Note was converted in full on September 13, 2007 at $2.00 per share and we issued a total of 120,000 shares of restricted common stock, comprising of 112,500 shares for the principal of $225,000 and 7,500 shares for the accrued interest of $15,000. $51,702 in unamortized discount was written off at the time of conversion.

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

On October 23, 2007, we amended the Note to allow for a maximum potential issuance of up to 308,152 shares of restricted common stock upon the conversion of the Convertible Promissory Note and piggyback registration rights for those additional shares. On October 23, 2007, the Note was converted in full at $0.69615 per share and we issued 308,152 shares of restricted common stock, comprising of 287,294 shares for the principal of $200,000 and 20,858 shares for the accrued interest of $14,520.

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

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006. Mr. Khan is currently on our Advisory Board and as of September 30, 2007 held 500 options to purchase shares of our common stock at $5.00 per share.

13. CONCENTRATIONS OF CREDIT RISK:
There was no material concentration of revenue during the three months ended September 30, 2007. However, two customers accounted for a total of 37% of our revenue in the six months ended September 30, 2007, representing 22% and 15%, respectively. Four customers accounted for 46% of our accounts receivable at September 30, 2007.

Two customers accounted for 43% of our accounts receivable at September 30, 2006, and five customers accounted for 65% of our accounts receivable at September 30, 2006.

14. REVERSE SPLIT

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

15. INNOFONE TRANSACTION
On July 23, 2007, we entered into a Software License Agreement and Stock Issuance and Registration Rights Agreement with Innofone.com Incorporated ("Innofone"), relating to a royalty free license of our HipLinkXS and Clickmarks software applications (the "Agreement"). The consideration for this software license consisted of $3.75 million worth of Innofone's restricted common stock at a price we calculate as $0.19 per share, which equals 19,736,842 shares, with demand and piggyback registration rights. We also granted Innofone an option to buy certain assets, including the Hiplinkxs and Clickmarks software application products, the complete terms and conditions of which were not fully defined or agreed upon ("Asset Sale"). At a minimum, this Asset Sale would require a payment by Innofone of $250,000 and a convertible note due from Innofone in favor of us for $500,000. Additionally, there is a post-closing purchase price adjustment on the Innofone stock, should the stock fall below $3.75 million in aggregate value, in order for Stockgroup to retain its option to purchase certain assets of Semotus.

Pursuant to the post-closing purchase price adjustment provision in the Agreement, Innofone issued to us 26,888,158 additional shares of Innofone restricted common stock during the quarter, for a total of 46,625,000 shares of Innofone's restricted common stock. As of September 30, 2007 we owned approximately 35% of Innofone, and, accordingly, the investment is being accounted for on the equity method. For the three months ended September 30, 2007, Innofone had no revenue and a net loss of approximately $390,000. Innofone is currently delinquent in its SEC filings and working with its auditors to find a cost effective way to become current. Innonfone's last quarterly report was filed with the SEC on May 21, 2007 for the three and nine months ended March 31, 2007, in which it reported total assets of $53,523,822, total liabilities of $39,256,222 and a net loss for the three and nine months ended March 31, 2007 of $17,156,434 and $33,601,375, respectively.

As of October 22, 2007, Innofone had not paid us $250,000, and therefore its option to buy certain assets expired. Innofone's right of first refusal to merge with us has also therefore expired. Innofone has a right to buy back its common stock in cash for $3,750,000, for a period of one year from July 23, 2007, because the contingent future transactions were not completed.

16. SUBSEQUENT EVENTS
On October 15, 2007, Expand Beyond voluntarily filed Chapter 7 bankruptcy. We already took a full impairment on Expand Beyond's operations as of the end of our last fiscal year, ending March 31, 2007. Expand Beyond's operations had effectively closed and management believes this will not have any effect on the Company's operations in the future.

As of October 22, 2007, Innofone had not paid us $250,000, and therefore its option to buy certain assets has expired. Innofone's right of first refusal to merge with us has also therefore expired. Please see Note 15 for more details.

On October 23, 2007, we amended the $225,000 Convertible Promissory Note to allow for a maximum potential issuance of up to 308,152 shares of restricted common stock upon the conversion of the Convertible Promissory Note and piggyback registration rights for those additional shares. On October 23, 2007, the Note was converted in full and we issued 308,152 shares of restricted common stock. Please see Note 11 for more details.

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

OVERVIEW
During the first half of our fiscal year 2008 we have continued to focus on growing revenues through increased sales of our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of our enterprise software marketing strategy with wireless and mobile features available in the software. In May of 2007 we sold our Global Market Pro family of financial data products to Stockgroup, since those products serve a specific market that Stockgroup has a larger presence in. In July of 2007 we granted Innofone a royalty free software license to our HipLink and Clickmarks software products. We also continue to pursue potential merger and/or acquisition opportunities.

Management believes that it has adequate working capital for the next 12 months.

We had net income of $3,328,361, $1.85 per share basic and $1.69 per share diluted, in the three months ended September 30, 2007, as compared to a net loss of $350,610, ($0.20 per share basic and diluted) in the three months ended September 30, 2006. We had net income of $3,471,805, $1.94 per share basic and $1.77 per share diluted, in the six months ended September 30, 2007, as compared to a net loss of $937,303 ($0.55 per share basic and diluted) in the six months ended September 30, 2006. Our overall cash increased by $181,007 in the six months ended September 30, 2007, compared to the six months ended September 30, 2006, in which our overall cash decline was $189,093.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES
Revenues for the three months ended September 30, 2007 decreased 73% to $139,803 as compared to $511,286 for the three months ended September 30, 2006. Revenues for the six months ended September 30, 2007 decreased 52% to $454,134 as compared to $947,974 for the six months ended September 30, 2006. This is due to a continued weakness in our software sales for the second quarter of FY 2008 resulting mainly from the sale of our financial data products and services and the timing of the closing of new sales contracts due to a continued weakness in wireless communication software sales.

COST OF REVENUES AND GROSS MARGIN

The overall gross profit margin increased to 99% in the three months ended September 30, 2007 from 84% in the same period ended September 30, 2006. The overall gross profit margin increased to 87% for the six months ended September 30, 2007 from 81% in the same period ended September 30, 2006. The increase in gross profit margin during the three and six months ended September 30, 2007 is principally due to the sale of the financial data and software services assets, which had higher costs and a lower gross profit. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. Other costs directly related to the financial data software and services assets, are data feed costs, which have been eliminated with the sale of those assets.

OPERATING EXPENSES
Operating expenses decreased 34% to $494,277 in the three month period ended September 30, 2007 versus $749,267 for the same period in the last fiscal year, and decreased 43% to $967,551 in the six month period ended September 30, 2007 versus $1,687,153 for the same period in the last fiscal year. This is mainly due to a substantial decrease in research and development expenses as a result of the consolidation of the acquisition of Clickmarks and moving engineering and development offshore, as well as stock and option compensation expenses due to a reduction in stock and option grants. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):


                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                   --------------------    ---------------------
DESCRIPTION                           2007       2006        2007        2006
                                    --------   --------    --------   ----------

Research and development            $ 74,690   $268,465    $117,185   $  553,961
Sales and marketing                  181,857    243,436     338,858      512,450
General and administrative           239,602    199,390     458,751      445,067
Depreciation and amortization             --         --          --        3,413
Stock, option and warrant expense     34,464     37,976      89,093      172,262
                                    --------   --------    --------   ----------
Total                               $494,277   $749,267    $967,551   $1,687,153

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs decreased substantially due to moving our research and development efforts offshore. Remaining engineering costs are due to production projects for existing products and services, which also decreased in the second quarter ended September 30, 2007.

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs have basically remained the same during the three and six months ended September 30, 2007 versus 2006.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense to zero for the three and six months ended September 30, 2007 versus 2006 is as a result of fully depreciated assets and no capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance. The decline in this expense is directly related to the reduction in the number and amount of stock and option grants in the three and six months ended September 30, 2007.

OTHER INCOME (EXPENSE)
The $3,720,924 for the three months ended September 30, 2007 and $4,044,021 for the six months ended September 30, 2007 in other income is comprised mainly from the gain on the software license sold to Innofone (See Note 15).

COMPREHENSIVE INCOME (LOSS)
The comprehensive income of $3,328,361 or $1.85 basic and $1.69 diluted per share for the three months ended September 30, 2007, compared to the comprehensive loss of $350,610 or $0.20 per share (basic and diluted) for the three months ended September 30, 2006, and the comprehensive income of $3,471,805 or $1.94 basic and $1.77 diluted per share for the six months ended September 30, 2007, compared to the comprehensive loss of $937,804 or $0.55 per share (basic and diluted) for the six months ended September 30, 2006 is mainly a result of a gain from the software license sold to Innofone, offset by operating losses of $392,563 and $572,216, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Much less cash was spent on operating resources during the six months ended September 30, 2007 versus 2006, and the sale of the financial service products to Stockgroup produced cash. Consequently the overall cash increased by $181,007 for the six months ended September 30, 2007 versus a cash reduction of $189,093 for the six months ended September 30, 2006. The sources and uses of cash are summarized as follows (unaudited):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            2007        2006
                                                         ---------    ---------
Cash used in operating activities                        $ (10,147)   $(813,165)
Cash provided by investing activities                      191,893          --
Cash provided by (used in) financing activities               (739)     624,573
Effect of exchange rate changes on cash                        --          (501)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents     $ 181,007    $(189,093)
                                                         =========    =========

During the six months ended September 30, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $572,216 resulting from gross profits of $395,335 and operating expenses of $967,551. Also, a gain on the sale of the software license sold to Innofone, offset by interest expense of $49,314 produced other income of $4,044,021. Other operating activities contributing to the increase in cash were mainly from a decrease in accounts receivable of $217,023 offset by an increase in the Stockgroup receivable of $41,463. There was also an increase in cash resulting from the capitalization of a $100,000 fee we paid in March 2007 related to the potential merger with Citytalk, which we wrote off because the merger did not close.

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

During the six months ended September 30, 2007, cash provided by investing activities consisted of proceeds resulting from the asset sale to Stockgroup and the related interim services agreement with Stockgroup, as well as from the proceeds resulting from the conversion of the $225,000 convertible promissory note. There was no cash used in or provided by investing activities for the six months ended September 30, 2006.

Cash used in financing activities for the six months ended September 30, 2007 consisted principally of a pay off of $717 on a line of credit from a computer company. Cash provided by financing activities for the six months ended September 30, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006 and a draw down on our revolving line of credit of $100,000, as well as a draw down of $9,573 on a line of credit from a computer company.

As of September 30, 2007, we had cash and cash equivalents of $486,595, an increase of $181,007 from the balance at March 31, 2007, which was $305,588. Working capital decreased to $24,508 at September 30, 2007 from $85,700 at the fiscal 2007 year end, a decrease of $61,192. The decrease in working capital is due to decreases in revenue largely from a weakness in our software sales for the six months ended September 30, 2007 resulting mainly from the asset sale of our financial data products and services and the timing of the closing of new sales contracts due to a continued weakness in wireless communication software sales. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $119,908 in fiscal 2008, $62,496 in fiscal 2009 and $3,600 in fiscal 2010. There are no material commitments for capital expenditures at June 30, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2007 we issued 120,000 shares of restricted common shares pursuant to the conversion of the entire balance of our $225,000 convertible promissory note issued to Mr. Sullivan on November 13, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our Annual Meeting of Stockholders on September 20, 2007, for the purpose of (1) electing four directors, (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2008, (3) approving an amendment of our Articles of Incorporation to effect a reverse stock split in a ratio ranging from one-for-two to one-for-five of all our issued and outstanding shares of common stock, (4) approving an amendment to our Articles of Incorporation to increase the Company's total authorized shares of common stock from 7,500,000 to 50,000,000, and (5) approving an amendment to our 2005 Stock Option Plan to increase the number of shares of common stock issuable upon the exercise of stock options granted under the Plan from

150,000 to 1,150,000 shares. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

                                      % OF                            % OF
  DIRECTORS           VOTES FOR   SHARES VOTED   VOTES WITHHELD   VOTES WITHHELD
  ---------           ---------   ------------   --------------   --------------

Anthony N. LaPine     1,013,506      88.15%          136,304           11.85%

Robert Lanz           1,014,070      88.20%          135,740           11.80%

Mark Williams         1,014,075      88.20%          135,735           11.80%

Laurence W. Murray    1,014,775      88.26%          135,035           11.74%


ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2008 was approved. The vote was as follows:

  VOTES FOR      % OF SHARES VOTED       VOTES AGAINST       VOTES ABSTAINED
  ---------      -----------------       -------------       ---------------
  1,121,533           97.54%                 13,316               14,961

ITEM (3). An amendment of our Articles of Incorporation to effect a reverse stock split in a ratio ranging from one-for-two to one-for-five of all our issued and outstanding shares of common stock was approved. The vote was as follows:

 VOTES FOR  % OF SHARES VOTED  VOTES AGAINST  VOTES ABSTAINED  BROKER NON-VOTES
 ---------  -----------------  -------------  ---------------  ----------------
  920,539         80.06%          228,779           492               --

ITEM (4). An amendment to our Articles of Incorporation to increase the Company's total authorized shares of common stock from 7,500,000 to 50,000,000 was approved. The vote was as follows:

 VOTES FOR  % OF SHARES VOTED  VOTES AGAINST  VOTES ABSTAINED  BROKER NON-VOTES
 ---------  -----------------  -------------  ---------------  ----------------
  946,285         82.29%          201,006          2,518              --

ITEM (5). An amendment to our 2005 Stock Option Plan to increase the number of shares of common stock issuable upon the exercise of stock options granted under the Plan from 150,000 to 1,150,000 shares was approved. The vote was as follows:

 VOTES FOR  % OF SHARES VOTED  VOTES AGAINST  VOTES ABSTAINED  BROKER NON-VOTES
 ---------  -----------------  -------------  ---------------  ----------------
  337,884         88.39%           43,811            533              --

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

                             SEMOTUS SOLUTIONS, INC.





DATE: NOVEMBER 12, 2007             BY: /S/ ANTHONY N. LAPINE
                                    ---------------------------------------
                                    ANTHONY N. LAPINE, CEO AND
                                    CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                    EXECUTIVE OFFICER)


                                    BY: /S/ CHARLES K. DARGAN, II
                                    ---------------------------------------
                                    CHARLES K. DARGAN, II, CHIEF FINANCIAL
                                    OFFICER (PRINCIPAL FINANCIAL OFFICER)