Form 10QSB
period 2007-12-31
SEMOTUS SOLUTIONS INC
filed 2008-02-19
CIK 832370

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

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

Yes [ ] No [X]

As of January 25, 2008, 2,219,164 shares of the issuer's common stock were issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

  (All numbers are as adjusted to give effect to a 1 for 20 reverse stock split that went effective July 20, 2007)
================================================================================

                             SEMOTUS SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS
 -------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:


     a. Condensed Consolidated Balance Sheets as of December
        31, 2007 (unaudited) and March 31, 2007                               3

     b. Condensed Consolidated Statements of Operations and
        Comprehensive Loss for the three and nine months ended
        December 31, 2007 and 2006 (unaudited)                                4

     c. Condensed Consolidated Statements of Cash Flows for the
        nine months ended December 31, 2007 and 2006 (unaudited)              5

     d. Notes to the Condensed Consolidated Financial Statements              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            13

ITEM 3. CONTROLS AND PROCEDURES                                              18


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                    18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19

ITEM 5. OTHER INFORMATION                                                    19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     19

        SIGNATURES                                                           20

        CERTIFICATIONS                                                       21

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                     December 31,     March 31,
                                                         2007           2007
--------------------------------------------------------------------------------
                                                     (unaudited)
CURRENT ASSETS:



  Cash and cash equivalents                          $  283,944      $  305,588

  Trade receivables (net of allowance for
   doubtful accounts of $5,835 at December 31,
   2007 and $7,035 at March 31, 2007)                   108,254         262,700

  Prepaid expenses and other current assets              17,409          12,140
                                                     ----------      ----------
      Total current assets                              409,607         580,428


Property and equipment, net                                 --              --
Goodwill, net                                         2,984,554       2,984,553
Investment in Innofone (Note 14)                        366,250             --
Deferred tax asset                                       37,876          17,708
Receivable from Stockgroup asset sale (Note 7)          167,544             --
Other assets                                                --          100,000
                                                     ----------      ----------

      Total assets                                   $3,965,831      $3,682,689
                                                     ==========      ==========


                       LIABILITIES & SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

  Equipment loan                                     $    3,593      $    7,244
  Accounts payable                                      130,537         187,903
  Accrued payroll                                       103,791          53,042
  Other accrued liabilities                              20,518          48,245
  Deferred revenue                                      180,130         198,294
                                                     ----------      ----------

      Total current liabilities                         438,569         494,728
                                                     ----------      ----------

LONG TERM LIABILITIES:

  Convertible promissory notes, net of
    discounts (Note 10)                                     --          315,567

  Accrued interest on convertible promissory notes          --           10,084
                                                     ----------      ----------

      Total liabilities                                 438,569         820,379
                                                     ----------      ----------

SHAREHOLDERS' EQUITY:

Common stock: $0.01 par value; authorized:
7,500,000 shares; 2,219,164 issued and outstanding
at December 31, 2007, and 1,778,374 issued and
outstanding at March 31, 2007                            22,006          17,785

Additional paid-in capital                           72,692,009      72,108,703
Deficit on Canadian disposition                      (5,450,089)            --
Accumulated deficit                                 (63,736,664)    (69,264,178)
                                                     ----------      ----------

      Total shareholders' equity                      3,527,262       2,862,310
                                                     ----------      ----------

      Total liabilities and shareholders' equity     $3,965,831      $3,682,689
                                                     ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)

                                                Three Months                  Nine Months
                                              December Ended 31,           December Ended 31,
-------------------------------------------------------------------------------------------------
                                             2007           2006           2007           2006
                                         -----------    -----------    -----------    -----------
Revenues                                 $   249,683    $   348,317    $   703,817    $ 1,296,291

Cost of revenues                               1,872         60,019         60,672        236,282
                                         -----------    -----------    -----------    -----------
Gross profit                                 247,810        288,298        643,145      1,060,009

Operating expenses:

  (Exclusive of depreciation and
   amortization and stock, option
   and warrant expense)

  Research and development                    42,974        104,957        160,160        658,846
  Sales and marketing                        172,352        266,917        511,210        779,335
  General and administrative                 126,573        201,531        542,247        646,609
  Impairment of investment (Note 14)       3,263,750            --       3,263,750            --

  Depreciation and amortization:
    Research and development                     --             --             --             --
    General and administrative                   --             --             --           3,413
                                         -----------    -----------    -----------    -----------
                                                 --             --             --           3,413
                                         -----------    -----------    -----------    -----------

    Stock, option and warrant expense:
      Research and development                12,684          6,458         37,495         10,950
      Sales and marketing                      5,195          7,669         15,389         17,387
      General and administrative              20,826         18,060         81,398        176,112
                                         -----------    -----------    -----------    -----------
                                              38,705         32,187        134,282        204,449
                                         -----------    -----------    -----------    -----------

    Total operating expenses               3,644,354        613,587      4,611,649      2,300,647
                                         -----------    -----------    -----------    -----------

Operating loss                            (3,396,544)      (325,289)    (3,968,504)    (1,240,638)

Other income (expense)                         2,162         (6,420)     4,045,928        (28,374)
                                         -----------    -----------    -----------    -----------
Net income (loss)                         (3,394,381)      (323,714)        77,424     (1,261,017)

Other comprehensive loss - Translation
  adjustment                                     --             --            --             (501)
                                         -----------    -----------    -----------    -----------

Comprehensive income (loss)              $(3,394,381)   $  (323,714)   $    77,424    $(1,261,518)
                                         ===========    ===========    ===========    ===========

  Net income (loss) per common share:

      Basic                              $     (1.61)   $     (0.18)   $      0.04    $     (0.73)

      Diluted                            $     (1.61)   $     (0.18)   $      0.04    $     (0.73)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:

      Basic                                2,111,491      1,778,249      1,849,684      1,738,790

      Diluted                              2,111,491      1,778,249      1,849,684      1,738,790
                                         ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Nine Months Ended
                                                             December 31,
                                                     --------------------------
                                                         2007           2006
                                                     -----------    -----------

Cash flows from operating activities:

  Net income (loss)                                       77,424    $(1,261,017)


  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

      Depreciation and amortization                          --           9,158
      Non-cash settlement of liabilities                     --         (49,334)
      Compensation expense related to stock, stock
        options and warrants issued for services          10,064        204,449
      Accumulated translation loss                           --          80,928
      FAS123R expense                                    124,219            --
      Amortization of debt discount and accrued
        interest on Notes Payable                        102,276            --
      (Gain) loss on Stockgroup asset sale (Note 7)     (350,000)           --
      (Gain) loss on Innofone transaction (Note 14)     (366,250)           --
      Expired merger and acquisition fee                 100,000            --
      Write off of certain accounts receivable             1,260            --

  Changes in assets and liabilities net of acquired assets and liabilities due to acquisition:

      Accounts and other receivables                     172,436        218,084
      Receivable from Stockgroup for transitional
        services (Note 7)                                (27,427)           --
      Prepaid expenses and other assets                   (1,329)           352
      Accounts payable                                   (57,366)      (177,033)
      Accrued expenses and other current liabilities      23,080        (75,194)
      Deferred revenue                                   (18,251)       (18,428)
                                                     -----------    -----------

  Net cash provided by (used in) operating
    activities                                          (209,864)    (1,068,035)
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from Stockgroup asset sale (Note 7)           150,000            --
  Proceeds on receivable from Stockgroup asset
    sale (Note 7)                                         41,893            --
                                                     -----------    -----------
  Net cash provided by investing activities              191,893            --

Cash flows from financing activities:
  Bank line of credit                                        --         (74,692)
  Equipment loan                                          (3,651)         8,931
  Net proceeds from Southshore financing                     --         515,000
  Net proceeds from Sullivan note payable                    --         225,000
  Fractional shares disbursement from reverse
    stock split                                              (22)           --
                                                     -----------    -----------

  Net cash provided by (used in) financing
    activities                                            (3,673)       674,239
                                                     -----------    -----------
  Effect of exchange rate changes on cash                    --            (501)
                                                     -----------    -----------
  Net increase (decrease) in cash and cash
    equivalents                                          (21,644)      (394,297)
  Cash and cash equivalents, beginning of period         305,588      1,105,684
                                                     -----------    -----------
  Cash and cash equivalents, end of period           $   283,944    $   711,387
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)

                                                             Nine Months
                                                         December Ended 31,
                                                     --------------------------
                                                         2007           2006
                                                     -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest                               $       351    $     6,543
                                                     ===========    ===========
Cash paid for income taxes                           $       --     $     3,444
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Deferred tax asset related to stock option grants    $    20,168    $     5,093
                                                     ===========    ===========
Common stock issued for services                     $       --     $    38,902
                                                     ===========    ===========
Non cash settlement of liabilities                   $       --     $       --
                                                     ===========    ===========
Receivable from Stockgroup asset sale (Note 7)       $   135,721    $       --
                                                     ===========    ===========
Investment in Innofone (Note 14)                     $   366,250    $       --
                                                     ===========    ===========
Common stock issued upon conversion of notes
payable and accrued interest (Note 10)               $   426,667    $       --
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                    SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. FORMATION AND BUSINESS OF THE COMPANY:
Semotus Solutions, Inc. ("We" or "Our"), is a leading provider of enterprise application software connecting employees wirelessly to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in business processes for shorter sales and service cycles. Our wireless software products and services include our HipLinkXS family of software. Our enterprise application software and services provide mobility, convenience, and efficiency and improve profitability. These software solutions provide real time, event driven alerting, mobile access and control of business-critical software applications, databases, networks and servers.

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

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS

The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006 have been prepared by us, without audit and in accordance with the instructions to Form 10-QSB and Regulation SB. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2007.

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

Our management believes, after discontinuing all operations that were unprofitable, that the remaining continuing operations are sustainable and that we will have enough cash to maintain our operations over the next twelve months. Although those operations range from slightly cash positive to cash negative on a monthly basis, the overall trend toward positive cash flow is continuing. Further, with the trend toward increased acceptance of the need for wireless solutions, our operations should be augmented in the current fiscal year. Our continued operation is dependant on increasing sales and achieving profitability and/or obtaining sufficient long-term financing.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

4. STOCK-BASED COMPENSATION
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized during the three months ended December 31, 2007 and 2006 was $38,705 and $32,187, respectively, and during the nine months ended December 31, 2007 and 2006 was $134,282 and $204,449, respectively.

Prior to April 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on April 1, 2006, our loss and net loss for the nine months ended December 31, 2006 was $26,597 lower than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and nine month periods ended December 31, 2006 would have been $(0.01) and $(0.04), if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on April 1, 2006 we changed our cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

                                                         Year Ended March 31,
                                                     --------------------------

Black-Scholes -Based Option Valuation Assumptions        2007            2008
-------------------------------------------------        ----            ----

Fair value of options granted during the period        $  2.96         $  1.40

Expected term (in years)                               4 years         4 years

Expected volatility                                     95.68%          94.51%

Weighted average volatility                             95.68%          94.51%

Expected dividend yield                                   --              --

Risk-free rate                                           4.94%           4.56%

The following table summarizes the stock option transactions for the three months ended December 31, 2007 based upon a closing stock price of $0.69 per share as of December 31, 2007.



                                                     Weighted
                                                      Average       Aggregate
Stock Options                             Shares       Price     Intrinsic Value
-------------                             ------       -----     ---------------

Outstanding at October 1, 2007            250,673      $ 4.25        $    --

Granted                                    43,000      $ 0.88

Exercised                                  13,000      $ 0.84

Forfeited                                     --          --              --

Expired                                       --          --              --

Outstanding at December 31, 2007          280,673      $ 3.89             --

Exercisable at December 31, 2007          226,850      $ 4.30             --

There were 13,000 options exercised in the three months ended December 31, 2007.

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

For the three and nine months ended December 31, 2007, no potential shares were included in the shares used to calculate diluted EPS, as no potential shares currently have the effect of being dilutive. 556,937 potential shares were not included in the shares used to calculate diluted EPS, as their effect is not dilutive due to the fact that the exercise prices of all of our options and warrants are greater than the average market price of our stock over the three and nine months ended December 31, 2007.

For the three and nine months ended December 31, 2006, 510,052 and 348,973 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

We received a written notice on December 17, 2007 from the staff of the American Stock Exchange stating that we are not in compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Amex Company Guide because Amex staff has calculated that, despite our reporting shareholders' equity in excess of $6 million as of September 30, 2007, our current shareholders' equity is below the Exchange's quantitative listing standards and it has concerns that Semotus will be unable to regain and/or maintain compliance going forward. The Amex determination was partly based on the fact that as of September 30, 2007 our ownership of Innofone common stock was valued at $3.63 million on our balance sheet. However, since September 30, 2007, Innofone's common stock has declined and Amex has currently valued our ownership of Innofone at $932,500. Therefore, our total current shareholders' equity would be approximately $3.97 million, below the $6 million requirement. As of December 31, 2007 our total stockholders' equity was less than $6,000,000, at $3,527,262. The Staff has therefore initiated delisting proceedings. We have requested an appeal and a hearing of the determination, which automatically stays the delisting of our common stock pending a hearing date and Amex's decision. The hearing date has been set for February 20, 2008.

7. STOCKGROUP ASSET SALE
We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. ("Stockgroup"), relating to the sale of our wireless financial information assets (the "Agreement"). As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services. The purchase price for this asset sale consists of up to $350,000; $150,000 to be paid upon the Closing and the remaining $200,000 to be paid through a monthly revenue share of 30%, subject to a reduction to 15% should total revenues fall below 25% within six months of Close, until $200,000 has been paid to us or two years have passed from the date of Closing, whichever occurs first. On May 9, 2007, we completed the above described disposition of assets. In accordance with the Transition Services Agreement, we are continuing to provide certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products. As of December 31, 2007, Stockgroup owed us a total of $167,544, comprising the unpaid balance of $145,904 from the original $200,000 purchase price, and $21,640 for transitional services provided by Semotus to date.

8. EQUITY PRIVATE PLACEMENT
We did not close any equity private placements in the nine months ended December 31, 2007.

We closed an equity private placement of $560,000 on May 16, 2006. Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 3,294,118 shares of common stock at $0.17 per share and 2,810,000 share purchase warrants. Each warrant entitles the holder to purchase an additional share of common stock at a price of $0.30 per share until May 16, 2011. These warrants are fully exercisable as of December 31, 2007. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

9. MERGER AGREEMENT
We entered into a definitive Agreement and Plan of Reorganization on November 10, 2006 with Citytalk, Inc. (Citytalk), relating to the merger of Citytalk with and into Semotus, with Semotus as the surviving corporation of the merger (the "Merger Agreement"). All contractual extensions have expired.

10. CONVERTIBLE PROMISSORY NOTES, NET OF DISCOUNTS
We entered into an investment agreement on November 13, 2006 with an individual investor, Richard Sullivan, Citytalk's Chairman and CEO, under which he invested $225,000 into us in the form of a convertible promissory note (the "Convertible Promissory Note") which may be converted by Mr. Sullivan at his discretion at any time into shares of our restricted common stock at a conversion price of two dollars ($2.00) per share, for a total of 112,500 shares. The closing price of our common stock on November 13, 2006 was $2.80 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $61,277 (net of accretion of $11,489). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008. We did not incur any placement agent fees or expenses for this $225,000 investment. These funds are being used to increase our sales and marketing efforts and for other general working capital purposes.

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

11. RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2007 and automatically renewed for one-year terms unless notice is provided by either party. Effective July 15, 2007, the Compensation Committee agreed that we should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine for a term of three years. Under this new employment agreement, Mr. LaPine is entitled to a base salary of $240,000 per year, plus discretionary increases in accordance in conformity with our standard review procedure. However, Mr. LaPine's previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine will continue to be compensated at an annual salary of $216,000. Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate. If Mr. LaPine's employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached, all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term.

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006. Mr. Khan is currently on our Advisory Board and as of December 31, 2007 held 500 options to purchase shares of our common stock at $5.00 per share.

12. CONCENTRATIONS OF CREDIT RISK:
Two customers accounted for a total of 36% of our revenue in the three months ended December 31, 2007, representing 26% and 10% each. Three customers accounted for a total of 34% of our revenue in the nine months ended December 31, 2007, representing 14%, 10% and 10% each.

One customer accounted for 52% of our accounts receivable at December 31, 2007. In the previous fiscal year, at December 31, 2006, two customers accounted for 29% of our accounts receivable, and six customers accounted for 58% of our accounts receivable.

13. REVERSE SPLIT
On July 20, 2007, we effected a one-for-twenty reverse stock split of our common stock. Pursuant to the reverse stock split, each twenty shares of authorized and outstanding common stock have been reclassified and combined into one new share of common stock. In connection with the reverse stock split, the number of shares of common stock authorized under our Amended Articles of Incorporation was correspondingly reduced from 150 million to 7.5 million shares, without any change in par value per common share. The reverse split did not change the number of shares of our preferred stock authorized, which remains at 5 million shares.

14. INNOFONE TRANSACTION
On July 23, 2007, we entered into a Software License Agreement and Stock Issuance and Registration Rights Agreement with Innofone.com Incorporated ("Innofone"), relating to a royalty free license of our HipLinkXS and Clickmarks software applications (the "Agreement"). The consideration for this software license consisted of $3.75 million worth of Innofone's restricted common stock at a price we calculated as $0.19 per share, which equals 19,736,842 shares, with demand and piggyback registration rights. We also granted Innofone an option to buy certain assets, including the Hiplinkxs and Clickmarks software application products, the complete terms and conditions of which were not fully defined or agreed upon ("Asset Sale"). At a minimum, this Asset Sale would require a payment by Innofone of $250,000 and a convertible note due from Innofone in favor of us for $500,000. Additionally, there was a post-closing purchase price adjustment on the Innofone stock, should the stock fall below $3.75 million in aggregate value, in order for Stockgroup to retain its option to purchase certain assets of Semotus.

Pursuant to the post-closing purchase price adjustment provision in the Agreement, Innofone issued to us 26,888,158 additional shares of Innofone restricted common stock during the second quarter ended September 30, 2007, for a total of 46,625,000 shares of Innofone's restricted common stock. As of September 30, 2007 we owned approximately 35% of Innofone, and, accordingly, the investment was accounted for on the equity method. Innofone is currently delinquent in its SEC filings and working with its auditors to find a cost effective way to become current. Innofone's last quarterly report was filed with the SEC on May 21, 2007 for the three and nine months ended March 31, 2007, in which it reported total assets of $53,523,822, total liabilities of $39,256,222 and a net loss for the three and nine months ended March 31, 2007 of $17,156,434 and $33,601,375, respectively. Since September 30, 2007, Innofone's common stock has declined. Due to the continuing operating losses and the uncertainty of Innofone's business, as of December 31, 2007, Semotus reduced the value of its investment to $366,250 and thereby recorded a $3,263,750 impairment expense.

As of the contractual deadline of October 22, 2007, Innofone had not paid us $250,000, and therefore its option to buy certain assets expired. Innofone's right of first refusal to merge with us has also therefore expired. Innofone has a right to buy back its common stock in cash for $3,750,000, for a period of one year from July 23, 2007, because the contingent future transactions were not completed.

15. SUBSIDIARY VOLUNTARY BANKRUPTCY FILINGS
On October 15, 2007, as part of our ongoing emphasis on financial responsibility and the streamlining of operations, Expand Beyond voluntarily filed Chapter 7 bankruptcy. We already took a full impairment on Expand Beyond's operations as of the end of our last fiscal year, ended March 31, 2007. Expand Beyond's operations had effectively closed and management believes this will not have any effect on the Company's operations in the future.

We closed our Vancouver, Canada facility on September 20, 2006. Our Canadian subsidiary company, Semotus Systems Corporation, filed a notice of bankruptcy in the District of British Columbia, Canada. The majority of our engineering, and research and development efforts are now being handled offshore by an independent contractor.

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

OVERVIEW

During the third quarter of our fiscal year 2008 we have continued to focus on growing revenues through increased sales of our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of our enterprise software marketing strategy with wireless and mobile features available in the software. In May of 2007 we sold our Global Market Pro family of financial data products to Stockgroup, since those products serve a specific market that Stockgroup has a larger presence in. In July of 2007 we granted Innofone a royalty free software license to our HipLink and Clickmarks software products. We also continue to pursue potential merger and/or acquisition opportunities.

Management believes that it has adequate working capital for the next 12 months.

We had a net loss of $3,394,381, $1.61 per share basic and diluted, in the three months ended December 31, 2007, as compared to a net loss of $323,714, ($0.18 per share basic and diluted) in the three months ended December 31, 2006. We had net income of $77,424 ($0.04 per share basic and diluted), in the nine months ended December 31, 2007, as compared to a net loss of $1,261,017 ($0.73 per share basic and diluted) in the nine months ended December 31, 2006. Our overall cash decreased by $21,644 in the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006, in which our overall cash decline was $394,297.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES
Revenues for the three months ended December 31, 2007 decreased 28% to $249,683 as compared to $348,317 for the three months ended December 31, 2006. Revenues for the nine months ended December 31, 2007 decreased 46% to $703,817 as compared to $1,296,291 for the nine months ended December 31, 2006. This is due to a continued weakness in our software sales for the third quarter of FY 2008 due to a continued weakness in wireless messaging software market.

COST OF REVENUES AND GROSS MARGIN
The overall gross profit margin increased to 99% in the three months ended December 31, 2007 from 83% in the same period ended December 31, 2006. The overall gross profit margin increased to 91% for the nine months ended December 31, 2007 from 82% in the same period ended December 31, 2006. The increase in gross profit margin during the three and nine months ended December 31, 2007 is principally due to the sale of the financial data and software services assets, which had higher costs and a lower gross profit. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. Other costs directly related to the financial data software and services assets, are data feed costs, which have been eliminated with the sale of those assets.

OPERATING EXPENSES
Operating expenses increased substantially to $3,644,354 in the three month period ended December 31, 2007 versus $613,587 for the same period in the last fiscal year, and increased to $4,611,650 in the nine month period ended December 31, 2007 versus $2,300,647 for the same period in the last fiscal year. This is mainly due to the impairment of the investment in Innofone offset somewhat by a decrease in research and development expenses as a result of the consolidation of the acquisition of Clickmarks and moving engineering and development offshore, as well as stock and option compensation expenses due to a reduction in stock and option grants. We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization, and stock, option and warrant expense. For this third quarter ended December 31, 2007, we have added the impairment category. The table below summarizes the changes in these five categories of operating expenses (unaudited):

                                         Three Months Ended        Nine Months Ended
                                            December 31,              December 31,
Description                               2007        2006         2007         2006
---------------------------------------------------------------------------------------
Research and development              $   42,974   $ 104,957   $  160,160   $  658,846
Sales and marketing                      172,352     266,917      511,210      779,335
General and administrative               126,573     201,531      542,247      646,609
Impairment of investment               3,263,750         --     3,263,750          --
Depreciation and amortization                --          --           --         3,413
Stock, option and warrant expense         38,705      32,187      134,282      204,449
                                      ----------   ---------   ----------   ----------
Total                                 $3,644,354   $ 613,587   $4,611,650   $2,300,647
                                      ==========   =========   ==========   ==========

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs decreased substantially due to moving our research and development efforts offshore. Remaining engineering costs are due to production projects for existing products and services, which also decreased in the third quarter ended December 31, 2007.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs decreased during the third quarter compared to last year's third quarter due to a reduction in sales and marketing personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of the AMEX listings, SEC filings, investor and public relations. These costs have basically remained the same during the nine months ended December 31, 2007 versus 2006, and declined in the three month period ended December 31, 2007 mainly due to cost reductions at the corporate headquarters.

Semotus incurred an impairment charge against its investment in Innofone in the third quarter of fiscal year 2008. This was due to the continuing operating losses and the uncertainty of Innofone's business.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. The decline in this expense to zero for the three and nine months ended December 31, 2007 versus 2006 is as a result of fully depreciated assets and no capital spending on depreciable assets.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance. The decline in this expense is directly related to the reduction in the number and amount of stock and option grants in the nine months ended December 31, 2007 There was a slight increase in the expense for the three months ended December 31, 2007.

OTHER INCOME (EXPENSE)
The $2,162 in other expense for the three months ended December 31, 2007 is mainly interest and miscellaneous income and $4,045,928 in other income for the nine months ended December 31, 2007 is comprised mainly from the gain on the software license sold to Innofone (See Note 14) and the gain on the financial data services and software asset sale to Stockgroup (See Note 7).

COMPREHENSIVE INCOME (LOSS)
The comprehensive loss of $3,394,381 or $1.61 basic and diluted per share for the three months ended December 31, 2007, compared to the comprehensive loss of $323,714 or $0.18 per share (basic and diluted) for the three months ended December 31, 2006, and the comprehensive income of $77,424 or $0.04 basic and diluted per share for the nine months ended December 31, 2007, compared to the comprehensive loss of $1,261,518 or $0.73 per share (basic and diluted) for the nine months ended December 31, 2006 is mainly a result of a gain and subsequent loss from the software license sold to Innofone, offset by operating losses of $3,968,504 for the nine months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Much less cash was spent on operating resources during the nine months ended December 31, 2007 versus 2006, and the sale of the financial service products to Stockgroup produced cash. Consequently the overall cash decreased by $21,644 for the nine months ended December 31, 2007 versus a cash reduction of $394,297 for the nine months ended December 31, 2006. The sources and uses of cash are summarized as follows (unaudited):

                                                         Nine Months Ended
                                                            December 31,
                                                        2007            2006
                                                     ----------     ------------
Cash used in operating activities                    $ (209,864)    $(1,068,035)
Cash provided by investing activities                    191,893            --
Cash provided by (used in) financing activities          (3,673)        674,239
Effect of exchange rate changes on cash                     --             (501)
                                                     ----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                        $  (21,644)    $  (394,297)
                                                     ==========     ===========

During the nine months ended December 31, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $3,968,504 resulting from gross profits of $643,145 and operating expenses of $4,611,650. The largest portion of the operating loss was a result of a non-cash impairment of the investment in Innofone. Other operating activities contributing to the decrease e in cash were mainly from an increase in the Stockgroup accounts receivable of $27,427 and a decrease in accounts payable of $57,366offset by a decrease in accounts receivable of $172,436. There was also an increase in cash resulting from the capitalization of a $100,000 fee we paid in March 2007 related to the potential merger with Citytalk, which we wrote off because the merger did not close.

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

During the nine months ended December 31, 2007, cash provided by investing activities consisted of proceeds resulting from the asset sale to Stockgroup and the related interim services agreement with Stockgroup. There was no cash used in or provided by investing activities for the nine months ended December 31, 2006.

Cash used in financing activities for the nine months ended December 31, 2007 consisted principally of a payment of $3,651 on a line of credit from a computer company. Cash provided by financing activities for the nine months ended December 31, 2006 consisted principally of $515,000 in net proceeds from the private placement that we closed in May 2006, $225,000 in net proceeds from a convertible promissory note we signed in November 2006, and a repayment of $74,692 on our revolving line of credit, as well as a draw down of $8,931 on a line of credit from a computer company.

As of December 31, 2007, we had cash and cash equivalents of $283,944, a decrease of $21,644 from the balance at March 31, 2007, which was $305,588. We had a working capital deficit of $(28,962) at December 31, 2007 versus working capital of $85,700 at the fiscal 2007 year end, a decrease of $114,662. The decrease in working capital is due to decreases in revenue largely from a weakness in our software sales for the nine months ended December 31, 2007 as the market for wireless communication software has weakened during the current economic slowdown. . We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $119,908 in fiscal 2008, $62,496 in fiscal 2009 and $3,600 in fiscal 2010.
There are no material commitments for capital expenditures at December 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No.157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on our financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, with the participation of the Company's chief financial officer and chief executive officer, of the effectiveness of the Company's disclosure controls and procedures, as of December 31, 2007. Based on their evaluation as of December 31, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In future filings we will disclose any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 2007 we issued 308,152 shares of restricted common shares pursuant to the conversion of the entire balance of our $200,000 convertible promissory note issued on February 1, 2007 to Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992.

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

                                         SEMOTUS SOLUTIONS, INC.





Date: February 15, 2008                  By: /s/ Anthony N. LaPine
                                         ---------------------------------------
                                         Anthony N. LaPine, CEO and
                                         Chief Executive Officer (Principal
                                         Executive Officer)


                                         By: /s/ Charles K. Dargan, II
                                         ---------------------------------------
                                         Charles K. Dargan, II, Chief Financial
                                         Officer (Principal Financial Officer)