Form 10KSB
period 2008-03-31
SEMOTUS SOLUTIONS INC
filed 2008-06-30
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

Commission file number: 1-15569

SEMOTUS SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	36-3574355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 University Ave., Suite 202, Los Gatos, CA 95032
(Address of principal executive offices, including zip code)

Issuer’s telephone number:  (408) 399-6120

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	OTCBB

Securities Registered Pursuant to Section 12(g) of the Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year were $966,122.

As of June 3, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on that date was $2,045,083.

As of June 3, 2008, 2,249,164 shares of the issuer’s Common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

**(All numbers have been retroactively adjusted to give effect to a 1 for 20 reverse stock split that went effective July 20, 2007)

SEMOTUS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2008

Except as otherwise required by the context, all references in this Form 10-KSB to "we", "us”, "our”, or "Company" refer to the operations of Semotus Solutions, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report, including the sections entitled "Description of Business", "Recent Developments" and "Risk Factors," may contain forward-looking statements. Any statements in this report regarding the outlook for our business and our respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements. These statements relate to future events or our future financial and operating performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from that expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under "Risk Factors" and elsewhere in this document. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results except as required by law.

PART 1

ITEM 1. Description of Business.

Overview and Formation of the Company
Semotus® Solutions, Inc. ("We" or “Our”), is a leading provider of enterprise application software connecting employees wirelessly to critical business systems, information, and processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in business processes for shorter sales and service cycles.  Our wireless software products and services consist primarily of our HipLink family of software. Our HipLink enterprise application software and services provide mobility, convenience, and efficiency and improve profitability.  These software solutions provide real time, event driven alerting, mobile access and control of business-critical software applications, databases, networks and servers.

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

During the fiscal years ended March 31, 2007 and 2008 we had one wholly owned subsidiary: Clickmarks, Inc. (“Clickmarks”).  All significant intercompany transactions and balances have been eliminated in consolidation. In the year ended March 31, 2008 we substantially scaled back the operations of Clickmarks. We also sold our Global Market Pro wireless financial data software and services to Stockgroup Systems Ltd.  In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Karachi, Pakistan.

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

Significant Events and Recent Developments
On May 9, 2007, we consummated the sale of the Global Market Pro family of products and services, our financial data wireless distribution technology and related intellectual property to Stockgroup Systems Ltd.  The purchase price for this asset sale consists of up to $350,000. $150,000 was paid on the closing date, May 9, 1007, and the remaining $200,000 is paid through a monthly revenue share of 30% until $200,000 has been paid to us or two years have passed from the date of closing or gross revenue falls below $15,000 per month, whichever occurs first. We continue to provide certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products. As of March 31, 2008, Stockgroup owed us a total of $146,701, comprising the unpaid balance of $117,724 from the original $200,000 purchase price, and $28,977 for transitional services provided by Semotus to date. See Note 5.

We affected a one for twenty reverse stock split on July 20, 2007. See Note 21.

On February 25, 2008 the American Stock Exchange (AMEX) determined to delist our common stock from the Amex. On March 5, 2008 we began trading on the OTC Bulletin Board under the symbol SMOA. See Note 22.

We entered into a definitive Contribution Agreement on April 23, 2008 with Flint Telecom, Inc. (“Flint”) and Flint Telecom Limited (“Flint Parent”), relating to our purchase of certain assets and liabilities of Flint in exchange for shares of our restricted common stock (the “Contribution Agreement”). Flint provides next generation turnkey voice, data and wireless services through partner channels primarily in the United States. These partners include internet service providers (“ISPs”), rural telecom companies and PBX vendors. The partners in turn market these services under their own brands to residential and business customers. Flint also provides its partners with a wholesale call platform for aggregating call traffic at cost competitive rates.

In the Contribution Agreement, Flint has agreed to contribute substantially all of its assets and certain liabilities for 28,460,094 shares of our restricted common stock.  On a fully diluted basis, taking into consideration our outstanding stock, the stock issuance to Mr. LaPine, as described below, and assuming the exercise of Flint’s convertible promissory notes (which will result in the issuance of a maximum potential total of approximately 14,000,000 additional shares) and our outstanding stock options, but not including our outstanding warrants, there will be a total of approximately 48,000,000 shares outstanding, and the transaction will result in the Semotus shareholders owning approximately 5%, Mr. LaPine owning approximately 5% and Flint and its investors owning approximately 90% of the combined corporation upon the close of the transaction.  The Contribution Agreement is subject to certain closing conditions, including a financing transaction that will generate a minimum of at least $800,000 of proceeds available to Flint for working capital purposes.  See Note 25.

Additionally, as part of the closing of the acquisition of the assets and liabilities of Flint, Semotus and Anthony LaPine, Semotus’ CEO, shall execute an amendment to Mr. LaPine’s existing employment agreement, in a form reasonably satisfactory to Flint, effectuating the following:  (i) Mr. LaPine’s title shall change from Chairman and Chief Executive Officer to Chairman; (ii) Mr. LaPine’s job description shall change to performing services commensurate with his position as Chairman, maintaining Semotus’ public listing and SEC compliance and managing the day-to-day operations relating to the Semotus Business; (iii) Mr. LaPine shall be issued Two Million One Hundred Fifty-Eight Thousand (2,158,000) shares of voting restricted common stock of Semotus (evidencing an approximate 5% ownership of Semotus on a fully-diluted basis taking into account the Semotus Shares issued to Flint at the Closing and including for these purposes Flint’s convertible promissory notes and any shares outstanding or available for issuance under Semotus’ existing stock option plans). Mr. LaPine shall also have the right to purchase (at any time within the three-year period commencing on the date of Closing) or, in the event the Board shall determine to dispose of the Semotus Business unit prior to the end of such three-year period, a right of first refusal with respect thereto, in exchange for (1) the 2,158,000 shares issued in accordance with the Contribution Agreement or (2) the fair market value of the Semotus Business at the time Mr. LaPine exercises his right to purchase (payable in cash or in shares of Semotus common stock issued to Mr. LaPine hereunder), whichever is less. See Note 25.

We also signed an investment agreement dated April 23, 2008 with Flint Telecom Limited (the “Flint Parent”), relating to an investment of US$200,000 into Semotus (the “Investment Agreement”).  The investment was taken in the form of a convertible promissory note (the “Note”) which may be converted by Flint Parent at its discretion at any time into restricted common shares of Semotus at a conversion price of $0.275 per share, for an aggregate of Seven Hundred Twenty Seven Thousand, Two Hundred Seventy Two (727,272) shares (subject to adjustment for any accrued interest, and subject to adjustment for anti-dilution).  The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on April 23, 2010.  We did not incur any placement agent fees or expenses for this $200,000 investment. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. See Note 25.

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

Target Markets
While our technology can drive efficiencies in virtually any enterprise, we have chosen to focus in a manageable number of target markets, which we believe project the greatest amount of growth potential and the strongest need for mobile and wireless solutions.  This is summarized in the following chart:

Market	Market Needs
Healthcare	Highly reliable wireless alerts to defined groups of people with disparate handheld devices.
Government	Wireless emergency notification solution aimed at first-responders and citizens; web-based access to internal data and applications on legacy systems.
Retail	Wireless messaging to create greater intimacy with customers and ensure just-in-time product availability.
Security	Mission-critical wireless alerts, reducing the time needed to respond to security breaches.
Transportation	Work order notification and dispatch, status updates, and pickup and delivery information, enabling the workforce to maintain real-time communication and enhance fleet efficiency.
Any enterprise with a large outside sales force	Remote access for employees to product specifications, customer databases, appointment calendars, pricing, and competitive information.
Any enterprise with a large IT infrastructure	Remote monitoring, managing, and troubleshooting of databases, servers, routers and switches.
Universities	Wireless emergency notification solutions aimed at first responders and students.

Products and Services
During the fiscal year ended March 31, 2008, we offered the following services and products:

Enterprise Application Software:
Our enterprise application software connects employees to critical business systems, information, and processes. It helps mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in their business processes for shorter sales and service cycles through the immediate access to mission critical information in a mobile environment. Our software applications allow customers to customize and deliver actionable and time sensitive information whenever that information is most valuable to the customer. Our applications are device agnostic and protocol independent, integrating seamlessly into every enterprise infrastructure and working with every wireless carrier and all text messaging devices. Our software applications are premise-based, where we install and engineer the software and information on our customers' servers.

Wireless Messaging and Communications Software:
Hiplink™ Family.  Our enterprise application software consists of our family of HipLink software applications. We launched our first HipLink application, HipLinkXS, in July of 2001. HipLinkXS was developed out of the software owned and sold by Cross Communications, Inc., a company we acquired in September of 2000 and eventually merged with. HipLinkXS has developed into a suite of powerful messaging products that provide real-time wireless text and voice messaging and paging capabilities. This family of software applications enables corporations and individuals to send messages to a large mobile field force, through network management software for sales force automation or a database management application. Some examples of applications that HipLink can easily integrate with, working as the critical event notification component, include: NetIQ AppManager, Remedy ARS, HP OpenView, Tivoli Enterprise Console, Tivoli NetView, CA Paradigm Service Desk, CA Unicenter, ISS Real Secure, and many more.

HipLink software products also have sophisticated voice and two-way messaging capabilities that can turn a wireless device literally into a remote control, allowing the user access to the designated computer network anytime, anywhere. Users can send messages and request a response back from the receiver, with the ability to trigger server processes based on the response from the two-way device. HipLink supports virtually any wireless device for secure, reliable, two-way communications via a single integration point, providing turnkey access to wireless carriers around the world.

The HipLink solution supports both UNIX and NT and is scalable and configurable to the specific requirements of the enterprise customer. The software functions in the mission critical environment of enterprise messaging including wireless applications for network management messaging and monitoring, field work force communications, help desk operations and Internet messaging and monitoring.  Currently, the HipLink Family of products includes: HipLinkXS Desktop Messaging; HipLinkXS Application Messaging; HipLinkES, RemLink; IQLink; OpenLink; QuickLink.

Clickmarks Products.  Through the acquisition of Clickmarks, we acquired a technology that enables enterprises to rapidly and cost-effectively develop and deploy real-time web, portal and mobile applications that automate workflows and improve information access for employees and customers.  Clickmarks’ technology allows client companies to unite disparate project, customer and partner information into a single Enterprise Information Portal (EIP) platform for all of its employees, without rewriting or replacing existing backend applications. Clickmarks’ operations have been substantially scaled back as of March 31, 2008.

Legacy Wireless Financial Data Services and Software:
The Global Market Pro™ (“GMP”) Family.  These software applications and wireless data services securely deliver real-time financial information and news; they monitor any security or market indicator in real-time and send out a wireless alert when pre-set values have been reached. These services are marketed to financial institutions who employ traders and other financial professionals in the global capital, derivative and foreign exchange markets. We developed GMP in cooperation with J.P. Morgan Chase Manhattan Bank's Global Markets Data Division in 1999. The GMP Family of software and services includes: GMP; Equity Market Pro™ (“EMP”); and Futures Market Pro (“FMP”).  The Global Market Pro Family and other legacy wireless financial data consumer services and software were sold to Stockgroup Systems, Ltd. pursuant to an asset purchase agreement which closed on May 9, 2007.  See “Significant Events and Recent Developments” and Note 5.

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

Revenue and Long-Lived Assets
Most of our revenue is generated in the United States through our Los Gatos, California office, and most of our fixed assets are located in the Los Gatos, California office. Although we have a diversified customer list and many customers utilizing our software, we have a high concentration of credit risk because a large portion of our revenue is derived from a small number of customers.  We derive revenue from our customers as discussed in Note 3, “Summary of Significant Accounting Policies: Revenue Recognition”.  Two customers accounted for 14% of our revenue for the fiscal year ended March 31, 2008. Three customers accounted for 34% of our revenue for the fiscal year ended March 31, 2007.

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

Research and Development
We have moved the majority of our research and development operations from Vancouver, B.C., Canada to a third party contractor located in Karachi, Pakistan.  As of March 31, 2008, we continued to employ in North America two engineering persons and contract with one individual independent contractor for engineering related services.  We also utilize seven full time individuals and one part time individual within the overseas independent contractor company for our research and development activities.  We found it more advantageous to have our research and development operations located in Pakistan due to the abundance of available, affordable and talented software engineers.  Furthermore, these particular engineers have considerable experience in wireless mobility software and are cost effective for us.  The previous President of Clickmarks and chief operating officer of Semotus, Mr. Umair Khan, is a partial owner of the company we are contracting with in Karachi, Pakistan.

Total costs incurred in research and development amounted to $325,503 and $795,217, in the years ended March 31, 2008 and 2007, respectively.

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

To date, we have federally registered certain of our trademarks. "Semotus", “HipLink”, "QuoteXpress" and "Simkin" are registered trademarks of ours. The mark, “QuoteXpress,” was sold to Stockgroup pursuant to an asset purchase agreement which closed in May of 2007. See “Significant Events and Recent Developments”.  We are not currently applying for federal registration of any other marks.

As of March 31, 2008, we have sold the rights to all of our previously issued patents and patent applications, but we retained a nonexclusive royalty free worldwide right to internally practice the methods and processes covered, and to make, use, distribute and sell any products covered by these patents and patent applications.  These licenses also apply to the reproduction and subsequent distribution of our products by authorized agents, such as distributors, VARs or OEMs.

We do not currently have any patent applications in process.  Any future patent applications with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated.  In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.  Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

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

Employees
At March 31, 2008, we had 12 full-time employees and 2 part-time employees, approximately 9 of whom were engaged in sales and marketing, 3 in finance and administration, and 2 in engineering. No employees are covered by a collective bargaining agreement.  We believe that we have a good relationship with all of our employees.

ITEM 1A.  RISK FACTORS.

Our business and the results of our operations are affected by a variety of risk factors, including those described below.

Risk Factors Particular To Semotus

We have historically incurred losses and these losses are expected to continue in the future.
We recorded a net loss for each year since our current business started in 1996 through our fiscal year ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $71,384,706.

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

Any delay in completing the transaction with Flint may reduce or eliminate the benefits expected.
The contribution agreement with Flint is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Any delay in satisfying these conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring. Any delay in completing the transaction could cause us not to realize some or all of the synergies that we expect to achieve if the transaction is successfully completed within its expected timeframe.

The announced transaction with Flint may adversely affect the market price of our common stock and our results of operations.
If the contribution agreement with Flint is significantly delayed and/or not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, in response to the announcement of the transactions, our customers and strategic partners may delay or defer decisions which could have a material adverse effect on our business regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of our company may experience uncertainty about their future roles with the combined company. These conditions may adversely affect employee morale and our ability to attract and retain key management, sales, marketing and technical personnel. In addition, focus on the transaction and related matters has resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the transaction, or if the transaction does not close, our business may be harmed if customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the acquisition or if there is customer and employee uncertainty surrounding the future direction of our company on a stand-alone basis.

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
The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•	effectively use and integrate new wireless and data technologies;
•	continue to develop our technical expertise;
•	enhance our wireless data, engineering and system design services;
•	develop applications for new wireless networks; and
•	influence and respond to emerging industry standards and other changes.

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
Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations center requires substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons:

•	we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity;
•	we may not be able to obtain the hardware necessary to expand our capacity;
•	we may not be able to expand our customer service, billing and other related support systems; and
•	we may not be able to obtain sufficient additional capacity from wireless carriers.

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
Intense competition could develop in the market for the software and services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include: wireless network carriers such as Verizon Wireless, Cingular, Sprint PCS, TMobile, Nextel and AT&T Wireless; wireless device manufacturers, such as Apple, Palm, Motorola, Good Technology and RIM; software developers such as Microsoft Corporation; and systems integrators such as IBM. Most of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the software and services we provide in which subscribers may not be required to pay for the information provided by our software and services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

New laws and regulations that impact our industry could adversely affect our business.
We are not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could adversely affect our business, by, for example, increasing our costs or reducing our ability to continue selling and supporting our services. Our business could suffer depending on the extent to which our activities or those of our customers or suppliers are regulated.

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

Risk Factors Related To Our Stock Price

Our Common Stock Is Traded On The Over-The-Counter Bulletin Board, Which May Make It More Difficult For Investors To Resell Their Shares Due To Suitability Requirements
Our common stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB), where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks because the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to find buyers for their shares. This could cause our stock price to decline. Additionally, our ability to sell our equity and debt securities in direct or underwritten offerings will be more limited in numerous states because we will no longer benefit from state exemptions from registration based upon our previous listing on the American Stock Exchange.

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.
Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the price of our common stock.  As of March 31, 2008, Anthony N. LaPine, our Chief Executive Officer and Chairman of the Board, and Pamela LaPine, our President, together owned 51,400 shares of our common stock.  These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933.  Sales of a significant amount of these shares could adversely affect the market price of our common stock. In addition, as of March 31, 2008, we have granted and have outstanding 1,110,236 options, with 1,080,610 of those options immediately exercisable, to purchase our common shares in accordance with our 1996 and 2005 Stock Option Plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

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
The volume of trading in our common shares on the OTCBB has not been substantial. As a result, even small dispositions of our common shares in the public market could cause the market price of the common shares to fall. The perception among investors that these sales will occur could also produce this effect.

Our stock price has been and may continue to be volatile.
The trading price of our common stock has historically been highly volatile. Since we began trading publicly, our stock price has ranged from $0.12 to $840.00 (as adjusted for stock splits). We expect that the market price of our common stock will continue to fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

•	announcements of technological or competitive developments;
•	acquisitions or strategic alliances by us or our competitors;
•	the gain or loss of a significant customer or order;
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry; or
•	general market or economic conditions.

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

ITEM 2.   Description of Property.

Our corporate headquarters are located in Los Gatos, California. The accounting department, as well as a substantial portion of our marketing, sales, and customer support departments is housed at this location. This facility is approximately 3,704 square feet, and is under a lease through September 30, 2008 with a monthly rental expense of $9,075.

We believe that the existing facility will be sufficient to meet our current needs. Should we need additional space to accommodate increased activities, we believe we can secure additional space at comparable cost.

ITEM 3.   Legal Proceedings.

We are not a party to any legal proceedings.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders.

No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended March 31, 2008.

PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information. Effective as of March 4, 2008, our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “SMOA”.  Prior to March 4, 2008, our common stock was traded on the American Stock Exchange (“AMEX”) under the symbol "DLK".

The following table sets forth the high and low closing sales prices of our common stock as reported by the AMEX and the OTCBB for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2007
Quarter ended June 30, 2006	$5.20	$3.00
Quarter ended September 30, 2006	$3.40	$0.80
Quarter ended December 31, 2006	$6.00	$1.20
Quarter ended March 31, 2007	$2.80	$1.20

Fiscal Year Ended March 31, 2008
Quarter ended June 30, 2007	$2.40	$1.00
Quarter ended September 30, 2007	$1.49	$0.70
Quarter ended December 31, 2007	$2.00	$0.50
Quarter ended March 31, 2008	$0.78	$0.12

(b) Holders. As of March 31, 2008, we had approximately 500 shareholders of record. We believe that approximately 6,000 beneficial owners hold shares of our common stock in depository or nominee form.

(c) Dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized For Issuance Under Equity Compensation Plans.  We currently have two authorized stock option plans, the 1996 Stock Option Plan, as amended, which terminated in June of 2006, and the 2005 Stock Option Plan, which will terminate in July of 2015.  Descriptions of the two Stock Option Plans are located in Note 10.

Summary Information Concerning Stock Option Plans.
The following table sets forth certain information relating to our stock option plans as of March 31, 2008:

Equity Compensation Plan Information

		Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Plan Name
		(a)	(b)	(c)
Equity Compensation plans approved by security holders	The 1996 Stock Option Plan	159,600	$5.43	--
	The 2005 Stock Option Plan	950,636	$0.46	186,364
Total		1,110,236	$1.17	186,364

Recent Sales of Unregistered Securities. During the quarter ended March 31, 2008 we issued 30,000 shares of restricted common stock to a new employee as part of his compensation package which were not registered under the Securities Act of 1933, as amended.

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

Overview
During fiscal years 2007 and 2008, we have focused on growing revenues through increased sales of our existing software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of our enterprise software marketing strategy with wireless and mobile features available in the software.  On May 9, 2007, we sold our Global Market Pro family of products and services to Stockgroup, a financial data services provider, because those products serve a specific market that Stockgroup has a larger presence in; see Note 5.  In April of 2008, with the economies of scale increasing in the mobile software industry, we agreed to acquire the assets and liabilities of Flint, the combination of which would give us a larger footprint in the mobile/telecom market. The transaction contains some closing contingencies; see “Significant Events and Recent Developments” and Note 25.  Flint provides next generation turnkey voice, data and wireless services through partner channels primarily in the United States. These partners include internet service providers (“ISPs”), rural telecom companies and PBX vendors. The partners in turn market these services under their own brands to residential and business customers. Flint also provides its partners with a wholesale call platform for aggregating call traffic at cost competitive rates.

Management believes that it has adequate working capital for the next 12 months.

Critical Accounting Policies
The critical accounting policies are revenue recognition, cost allocation to revenue and valuation of intangible assets.

Principles of Consolidation: The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiary: Clickmarks, Inc. (“Clickmarks”).  All significant intercompany transactions and balances have been eliminated in consolidation. Clickmarks generated revenues from the sales of their software products and services; Clickmarks operations were substantially scaled back as of March 31, 2008.

Revenue Recognition
We recognize revenues based upon contract terms and completion of the sales process. Revenue is generated from one-time software licensing fees, annual maintenance fees and monthly wireless services fees provided to enterprises and consumers. We also receive a small revenue stream from pager rentals and from professional or related services. Revenues are recognized over the service period and any revenue that relates to more than one service period is recognized ratably over those service periods. In the HipLink and Clickmarks families of products, software is delivered to the customer and revenue is recognized upon shipment, assuming no significant obligations remain. The revenue from the maintenance fees received through these contracts are recognized ratably over the life of the maintenance contract.  In the financial services, the monthly wireless services are billed in arrears and are recognized upon invoicing.  For any professional or related services, revenue is generated from software engineering, training and consultation services; revenue is recognized when the engineering, training or consultation work has been performed in accordance with the contract.  For consumer wireless services and pager rentals, revenue is recognized monthly upon credit card billing as the monthly service is delivered.

Cost of Revenue
The cost of revenue principally includes (i) costs to obtain data feeds from various exchanges, costs of servicing and hosting customer products, costs for pager rental or depreciation and pager airtime for those customers without their own pagers (these cost were eliminated in the sale of our financial data products and services to Stockgroup; See Note 5), (ii) costs of engineering development directed to specifically identified products, , and (iii) certain telephone, computer and other direct operational costs. The cost of revenue for professional and related services is primarily personnel costs for engineering, training and consultation work.

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

In accordance with SFAS 144 and SFAS 142, we perform an undiscounted cash flow analysis of the long-lived assets and acquired net assets to determine whether an impairment exists. When the undiscounted cash flows are less than the carrying value of the net assets, management determines a range of fair values using a combination of valuation methodologies. The methodologies include:

•	Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
•	Changes in market value since the date of acquisition relative to the following:
o	The Company's stock price;
o	Comparable companies;
o	Contribution to the Company's market valuation and overall business prospects.

We adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize intangible assets with an indefinite useful life or goodwill, but instead will assess potential future impairments of such intangible assets and goodwill by performing impairments tests on a quarterly basis to analyze the current fair market value of the intangible assets and goodwill in relation to the carrying value of the assets. Management has determined that the goodwill of $1,430,141 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. The amount of goodwill of $1,430,141 consists of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow. In the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond; we determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond.  In the fiscal year ended March 31, 2008, we incurred an impairment charge of $1,554,412 related to the goodwill of Clickmarks; we determined that the value of the goodwill from the acquisition was not recoverable when we substantially scaled back the operations of Clickmarks.

Foreign Currency Translation:
Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

STOCK BASED COMPENSATION:
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the fiscal years ended March 31, 2008 and 2007 was $298,562 and $259,954, respectively.

For other accounting policies see Note 3 to the Financial Statements, "Summary of Significant Accounting Policies".

Results of Operations

Revenues
Revenues for the fiscal years ended March 31, 2008 and 2007 were $966,122 and $1,621,277, respectively, which represents a decrease of 40%, due to a continued weakness in our HipLink software sales for the fiscal year 2008 as a result of a continued weakness in wireless messaging software market and uncertainty surrounding our entity’s potential reorganization through a merger or acquisition, and a decline in the sales of Clickmarks due to a reduction in follow-on contracts and no new customer additions.

Cost of Revenues and Gross Margin
Although the aggregate gross dollar amount declined to $904,877 from $1,319,490 in fiscal year 2008 versus 2007, the gross profit margin increased by 13% to 94% for the fiscal year ended March 31, 2008 versus 2007. The increase in gross profit margin during the fiscal year ended March 31, 2008 is principally due to the sale of the financial data and software services assets, which had higher costs and a lower gross profit. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. Other costs directly related to the financial data software and services assets, are data feed costs, which have been eliminated with the sale of those assets.

Operating Expenses
Operating expenses increased by 115% in the fiscal year ended March 31, 2008 versus 2007, mainly due to the impairment of our investment in Innofone (See Note 24) and the impairment of goodwill that was taken for Clickmarks, as well as a slight increase in the grants of stock options, which have been expensed.  This was offset somewhat by a decrease in all the other operating expense categories, resulting from consolidation and centralization that occurred after the acquisition of Clickmarks, a reduction in research and development costs from closing the Vancouver office and the redeployment of engineering to an oversees independent contractor.

We categorize operating expenses into five major categories: research and development, sales and marketing, general and administrative, depreciation and amortization and stock, option and warrant expense.  For the fiscal years ended March 31, 2008 and 2007, there were also impairment charges to goodwill, and for the fiscal year ended March 31, 2008 there was also an impairment of our investment in Innofone. The table below summarizes the changes in these categories of operating expenses during the past two fiscal years:

	Year Ended March 31,
Description	2008	2007
Research and development	$234,352	$781,394
Sales and marketing	712,133	1,005,044
General and administrative	648,785	852,128
Impairment of goodwill	1,554,412	430,022
Impairment of investment in Innofone	3,730,000	--
Depreciation and amortization	--	3,413
Stock, option and warrant expense	298,562	259,954
Totals	$7,178,244	$3,331,955

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred. These costs are principally for the development of updates to the Global Market Pro family of products, and for the development of new features and releases of new versions of our HipLink family of software products as well as for maintenance engineering of the existing versions of Hiplink.  For fiscal 2008, the expenses declined because we sold the Global Market Pro family of products and substantially scaled back the Clickmarks’ operations.  For fiscal 2007, the expenses declined because Expand Beyond’s operations were closed, and the R&D operations moved from Canada to oversees at a lower cost.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center.  These costs declined due to a decrease in sales and marketing personnel.

General and administrative expenses include senior management, accounting, legal and consulting expenses. This category also includes the costs associated with being a publicly traded company, including the costs of being listed on the American Stock Exchange until March 5, 2008, investor and public relations, rent, administrative personnel, and other overhead related costs.  These costs decreased in fiscal 2008 as Semotus consolidated all of its general and administrative costs and reduced overhead personnel, and substantially scaled back the operations of Clickmarks.

In the fiscal year ended March 31, 2008, we determined that the $1,554,412 in goodwill from the Clickmarks acquisition was impaired and would not be recovered.  Clickmarks operations were substantially scaled back as of the end of fiscal 2008.  In the fiscal year ended March 31, 2007, we determined that the $430,022 in goodwill from the Expand Beyond acquisition was impaired and would not be recovered. Expand Beyond’s operations were closed in fiscal 2007.

In the fiscal year ended March 31, 2008, we initially generated $3.75 million of other income from the sale of a software license to Innofone. However, due to the continuing operating losses and the uncertainty of Innofone’s business, as of March 31, 2008, Semotus reduced the value of its investment to $0 and thereby recorded a $366,250 loss for the fourth quarter and a $3,730,000 loss for the year ended March 31, 2008.

Depreciation and amortization expense includes depreciation of computers and other related hardware and certain fixtures. Amortization includes goodwill costs and certain intellectual property costs. The decline in this expense is due to the fact that there were no acquisitions of property or equipment in fiscal year 2008, and that the existing property and equipment has reached the end of its depreciable life.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services. Such services include financial, marketing and general and administrative services. The increase in non-cash charges for compensation in fiscal 2008 is due to the increase in stock option grants as compensation to employees. Additional grants were also made to consultants in lieu of cash compensation.  The common stock issued was valued at the fair market value.

Other Income and Expense
Other income, net of expenses, increased substantially in the year ended March 31, 2008 versus 2007, mainly due to the sale of a software license to Innofone, the sale of our financial data wireless distribution technology and related intellectual property (See Note 5, Stockgroup Asset Sale), and the sale of our remaining patents. We initially generated $3.75 million of other income from the sale of a software license to Innofone. However, due to the continuing operating losses and the uncertainty of Innofone’s business, as of March 31, 2008, we reduced the value of our investment to $0 and thereby recorded a $366,250 loss for the fourth quarter and a $3,730,000 loss for the year ended March 31, 2008. See Note 24, Innofone Transaction.

Net Loss
Net loss has remained basically the same for the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007.

Liquidity and Capital Resources
Our cash flow use for the fiscal year ended March 31, 2008 was largely due to the cash used in operations, offset by the cash received from the proceeds from the Stockgroup asset sale and the sale of our remaining patents.  Our cash flow use for the fiscal year ended March 31, 2007 was largely due to the cash used in operations and paid for merger fees, offset by the cash received from a common stock offering and two promissory notes.

The sources and uses of cash are summarized as follows:

	Year Ended March 31,
	2008	2007
Net cash used in operating activities	$(308,214)	$(1,397,891)
Net cash provided by (used in) investing activities	232,276	(100,000)
Net cash provided by (used in) financing activities	(7,266)	698,296
Effect of exchange rate changes on cash	--	(501)
Net decrease in cash and cash equivalents	(83,204)	(800,096)

Cash used in operating activities for the year ended March 31, 2008 consisted principally of a net loss of $2,120,528 derived from gross profits of $904,877 offset by operating expenses of $7,178,244.  Non-cash adjustments were made for the stock option expense of $298,562 and the impairment of goodwill of $1,554,412 reduced by the $350,000 gain on the sale of assets to Stockgroup.  Operating activities that contributed cash were a decrease in accounts receivable of $138,422 and an increase in deferred revenue of $40,394, while operating activities that used cash were mainly from a decrease in accounts payable of $58,122 and a decrease in accrued expenses of $29,084.

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

During the fiscal year ended March 31, 2008, cash flows from investing activities produced a net increase in cash of $232,276.  This resulted from cash paid to us in the Stockgroup asset sale. During the fiscal year ended March 31, 2007, cash flows from investing activities produced a net decrease in cash of $100,000.  This resulted from cash paid for merger fees related to the pending Citytalk merger.

During the fiscal year ended March 31, 2008, cash flows from financing activities produced a net decrease in cash of $7,266.  This resulted from the repayment of $7,244 on an equipment loan, and a factional share disbursement of $22 as a result of our reverse stock split.  During the fiscal year ended March 31, 2007, cash flows from financing activities produced a net increase in cash of $698,296. This resulted from $515,000 in net cash proceeds from a common stock offering and $425,000 in net cash from the issuance of two promissory notes and $8,296 in net cash from an equipment loan reduced by the repayment of a bank line of credit of $250,000.

The effect of exchange rate changes in cash has been due to the changes in the Canadian and United States dollar exchange rate. The net effect has not been material and we have subsequently closed the Canadian operations and transferred them to an independent contractor. Consequently, all of our operations are recorded in U.S. dollars and there are no longer any exchange rate effects.

As of March 31, 2008 we had cash and cash equivalents of $222,384, a decrease of $83,204 from the prior fiscal year.  As of March 31, 2007 we had cash and cash equivalents of $305,588, a decrease of $800,096 from the prior fiscal year.

The decrease in working capital is from the resources used in our operations, as explained above. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

During the fiscal years ended March 31, 2007 and 2008, we elected to repay our bank line of credit of $250,000. There were no material commitments for capital expenditures at March 31, 2008 and we have no future capital lease payments.

Operating lease expenses were $115,460 in fiscal year 2007, $116,308 in fiscal year 2008 and will be $58,896 in fiscal year 2009.
The following table discloses our contractual commitments for future periods. Long term commitments are comprised solely of operating leases (See Note 17).

Year ending March 31,
2009	$58,896
2010	--
2011	--
$58,896

At March 31, 2008 and 2007, we had a deferred tax asset of approximately $14,000,000 in both years, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of this asset, a 100% valuation allowance has been established.

Recent Pronouncements:
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB 51”.This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. Thus, this Statement results in more transparent reporting of the net income attributable to the noncontrolling interest. This Statement is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material affect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and extent of our future acquisition activities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on its financial statements.

ITEM 7.   Financial Statements.

(a)(1) FINANCIAL STATEMENTS
The following financial statements required by this item are submitted in a separate section beginning on page 32 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2008 and 2007
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007
Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

ITEM 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A(T).  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and the Board of Directors to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of our chief financial officer and chief executive officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2008. Based on their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In future filings we will disclose any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  Other Information.

None.
PART III

ITEM 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Anthony N. LaPine	66	Chairman of the Board and Chief Executive Officer
Pamela B. LaPine	50	President
Charles K. Dargan, II	53	Chief Financial and Accounting Officer
Taliesin Durant	37	Corporate Secretary and General Counsel
Robert Lanz (1)	66	Director
Mark Williams (2)	50	Director
Laurence W. Murray (3)	68	Director
_____________
(1)	Chairman of the Audit Committee; Member of the Compensation Committee and the Nominating and Corporate Governance Committee.
(2)	Chairman of the Nominating and Corporate Governance Committee; Member of the Audit Committee and the Compensation Committee.
(3)	Chairman of the Compensation Committee; Member of the Audit Committee and the Nominating and Corporate Governance Committee.

There is no family relationship between any director or executive officer except that Anthony N. LaPine and Pamela B. LaPine are husband and wife. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director.

Biographies:

Anthony N. LaPine began with the Company as President and one of our directors since June of 1996. In June of 1997 Mr. LaPine was elected Chief Executive Officer, and in August of 1997, Mr. LaPine was elected Chairman of the Board. In December of 2005 Mr. LaPine resigned from his position as President, but currently remains our Chief Executive Officer and Chairman of the Board.  Mr. LaPine’s career began at IBM where he served as a member of the engineering team that developed the modern disc drive. In 1969 he was recruited as one of the founders of Memorex’s Equipment Group where he was instrumental in developing the floppy disc drive. After the sale of Memorex to Unisys, Mr. LaPine was recruited to re-engineer the Irwin/Olivetti Company, where he orchestrated the invention of the first removable cartridge tape backup in personal computers. Subsequently, he formed LaPine Technology, raised thirty million dollars and launched the 31/2-inch Winchester disk drive technology that is now the industry standard. Mr. LaPine then sold LaPine Technology, and formed the LaPine Group, a private investment and management-consulting firm. Mr. LaPine received a BSEE Cum Laude, from San Jose State University, an MSEE from the University of Santa Clara and an MBA from the University of San Francisco. He later became an alumnus of Stanford’s Graduate School of Business through its Executive Program

Pamela LaPine began with the Company in 1996 and currently serves as our President. She is responsible for the sales, marketing, account management and strategic direction of the Company. Mrs. LaPine began as the Company’s Director of Administration in 1996 and then moved to Vice President of Operations in 1997. In October of 1998 she moved into the position of Vice President of Marketing, and in 2000 was promoted to Executive Vice President of Sales and Marketing, and President of Financial Services. Pamela LaPine is a seasoned business professional with over 20 years of management experience in Silicon Valley high tech companies. She has extensive experience in corporate operations, finance, marketing and business development. Mrs. LaPine started her management career as Marketing Director at Digital Recording Corporation, and then transitioned to LaPine Technologies, where she was responsible for strategic planning. She has also held executive positions with Partners Petroleum and Olympiad Corporation. Mrs. LaPine did her undergraduate studies at the University of Utah.

Charles K. Dargan, II is our Chief Financial and Accounting Officer. Mr. Dargan was on the Board from March 1999 to July 2002; he resigned as a member of the Board effective as of July 31, 2002.  Mr. Dargan was the Executive Vice President of Operations and Administration for the Company from April 2000 to January 2001, at which time Mr. Dargan became our Chief Financial and Accounting Officer. Mr. Dargan is also currently the founder and Chief Executive Officer of CFO 911, an accounting and finance company. Prior to joining Semotus, Mr. Dargan served as a Managing Director of Corporate Finance for The Seidler Companies Incorporated, a private brokerage, investment banking and public finance firm. In addition, he was a partner and Chief Financial Officer of the investment banking firm of Ambient Capital, was a Managing Director of Corporate Finance at L.H. Friend, Weinress, Frankson & Presson, Inc., and a First Vice President at Drexel Burnham Lambert, Incorporated. His accounting and financial industry experience has made him an expert in public and private debt and equity finance, mergers and acquisitions and financial management of and planning for emerging growth companies. Mr. Dargan graduated from the University of Southern California with an MBA and an MS in Finance, and possesses an A.B. in Government and Economics from Dartmouth College. He also holds accounting and finance industry certifications of Chartered Financial Analyst (CFA) and Certified Public Accountant (CPA).

Taliesin (Tali) Durant joined the Company in August 1999 and has been our Corporate Secretary and in-house counsel since January 2000. Ms. Durant provides legal counsel for all of our corporate, financial and business matters. She also plays a crucial role in the Company's business development and merger and acquisition strategy. Ms. Durant possesses expertise in a number of business and legal disciplines, including those related to mergers and acquisitions, technology licensing, and software development and service contracts. Further, she is experienced in providing legal counsel in the areas of small business development, securities law matters and intellectual property safeguards. Ms. Durant is a member of the California State Bar Association, having earned a Juris Doctor degree at Northwestern School of Law at Lewis and Clark College. While completing her final year of law school at Santa Clara University School of Law, Ms. Durant received the Cali Excellence for the Future Award for excellent achievement in the study of technology licensing. Ms. Durant also earned a Bachelor of Arts in Economics from Connecticut College.

Robert Lanz has served on our Board and as Chairman of our Audit Committee since November of 2001. Mr. Lanz has over 35 years of accounting and management experience. Mr. Lanz is Managing Director of the Silicon Valley office of The Financial Valuation Group, a business valuation consulting and litigation services firm, Managing Partner of RAMP Partners, LLC, an accounting and financial management consulting firm, and Senior Advisor to CBIZ Northern California, an accounting and consulting firm.  Mr. Lanz is a certified public accountant and a graduate of UCLA. From 1998 to 2000, he was an audit and business advisory partner with BDO Seidman, LLP, an international accounting and consulting firm, and Meredith, Cardozo, Lanz & Chiu, LLP. Mr. Lanz previously retired from KPMG LLP, after a 27-year career with that firm, where he was an audit and SEC reviewing partner. He has also served as chief financial officer of public and private companies, including a successful IPO.

Mark Williams joined our Board on August 1, 2002. Mr. Williams has over 25 years of accounting and management experience. Mr. Williams currently is a partner in the Firm of Ruzzo, Scholl & Murphy. From 2002 to 2007 he operated his own accounting firm.  From 2000 to 2002 Mr. Williams was CFO and a General Partner of University Technology Ventures. Previously, from 1990 to 2000, he was a Partner at Ruzzo, Scholl and Murphy Accountancy Corporation. For eight years before that, Mr. Williams was a tax manager at Price Waterhouse. Mr. Williams is a member of the American Institute of Certified Public Accountants.  Mr. Williams earned his Bachelor of Science in Accounting from San Jose State University.

Laurence W. Murray joined our Board on November 19, 2002.  Mr. Murray has over 30 years of experience in finance, accounting and management. Currently, Mr. Murray is a professor of finance and international business at the University of San Francisco, as well as a consultant, specializing in corporate planning and financial strategy. Mr. Murray is also an adjunct professor of international business at the University of California, Berkeley. Mr. Murray holds a Ph.D. in economics and finance from Clark University, a M.S. in economics from the University of Missouri, and a B.A. in business from the University of Northern Iowa.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws. With the exception of Mr. Williams, who filed a Chapter 7 petition under the federal bankruptcy laws on September 29, 2004 which was discharged on December 29, 2004, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s officers (as defined in regulations issued by the SEC) and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports of ownership furnished to us and certifications from executive officers and directors, we believe that during the past fiscal year all filing requirements applicable to our directors, officers and beneficial owners of more than 10% of a registered class of our equity securities were complied with.

Code of Ethics
 We have adopted a code of ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have also adopted a code of ethics that applies specifically to our principal executive officer and senior financial officers.  Copies of our two codes of ethics are available on our website at www.semotus.com, the content of which website is not incorporated by reference into, or considered a part of, this document.

Meetings of the Board of Directors and Board Committees.
The Board currently consists of four members. The Board held four (4) meetings during fiscal year 2008, and executed 16 unanimous consents in lieu of holding directors' meetings. Each of the directors appointed at that time attended all meetings of the Board.  During the fiscal year, as required from time to time, the non-management directors met in executive sessions without the presence of management.

Our Board has not adopted a formal policy regarding directors’ attendance at our annual meeting of the stockholders.  However, our directors are strongly encouraged to attend the Annual Meeting. Anthony LaPine and Robert Lanz both attended our 2007 Annual Meeting.

The standing committees of the Board include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.   The Nominating and Corporate Governance Committee was formed in November of 2003.  All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent directors as such term is defined in the applicable listing standards imposed by the American Stock Exchange.

Audit Committee. The Audit Committee currently consists of Messrs. Lanz, Williams and Murray, with Mr. Lanz as its chairman. Mr. Lanz was elected to the Board and to the Audit Committee in November of 2001.  The Board has considered whether the members of the Audit Committee satisfy the additional “independence” and “financial literacy” requirements for Audit Committee members as set forth in the Item 7(d)(3)(iv) of Schedule 14A and as adopted in the applicable listing standards imposed by the American Stock Exchange.  The Board has concluded that all current members of the Audit Committee satisfy these heightened independence requirements.  The Board has also determined that Mr. Lanz is an audit committee financial expert and is independent of management, as required under Section 407 of the Sarbanes-Oxley Act of 2002.  The Board believes that Mr. Lanz is qualified to be an “audit committee financial expert”.

The Audit Committee’s responsibilities are described in a written charter adopted by the Board of Directors.  The Audit Committee Charter was amended in fiscal year 2005.  The Audit Committee serves as the representative of the Board for the general oversight of our affairs in the area of financial accounting and reporting, and its underlying internal controls. The Audit Committee makes recommendations to the Board concerning the engagement of independent accountants; reviews with the independent accountants the plans, scope and results of the audit engagement; approves professional services provided by the independent accountants; considers the range of audit and non-audit fees; verifies that auditors are independent of management and are objective in their findings; reviews the annual CPA audit and recommendations of internal controls and related management responses; reviews the audit reports with management and the auditor; oversees the internal audit function and the accounting and financial reporting processes of our company; and monitors management’s efforts to correct deficiencies described in any audit examination.

The Audit Committee has also established procedures for (i) the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls, or auditing matters, and (ii) the confidential, anonymous submission by employees of our company concerns regarding questionable accounting or auditing matters.

The Audit Committee held a total of five meetings during fiscal year 2008, which were attended by all of the Audit Committee members appointed at that time, except Laurence Murray who missed two audit committee meetings.  The Audit Committee also executed one unanimous consent in lieu of holding an audit committee meeting. A report of the Audit Committee which discusses the activities of the Audit Committee in more detail can be found on page 29.  The Audit Committee Charter, as amended, is available on our website at www.semotus.com, the content of which website is not incorporated by reference into, or considered a part of, this document.

Compensation Committee. The Compensation Committee currently consists of Messrs. Lanz, Williams and Murray, with Mr. Murray as its chairman. All members of the Compensation Committee are independent directors, as defined under the applicable listing standards imposed by the American Stock Exchange.  The Compensation Committee determines the compensation of senior executive officers (such as the Chief Executive Officer and Chief Financial Officer), subject, if the Board so directs, to the Board’s further ratification of the compensation; determines the compensation for other officers or delegates such determinations to the chief executive officer; grants options, stock or other equity interests under our stock option or other equity-based incentive plans; and administers those plans and, where such plans specify, our other employee benefit plans.

The Compensation Committee held one meeting during fiscal year 2008 and executed one unanimous consent in lieu of holding a committee meeting.  A report of the Audit Committee which discusses the activities of the Audit Committee in more detail can be found on page 30.  A copy of the Charter of the Compensation Committee, which became effective in February of 2003, is available on our website at www.semotus.com, the content of which website is not incorporated by reference into, or considered a  part of, this document.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was formed in November of 2003. The Nominating and Corporate Governance Committee currently consists of Messrs. Lanz, Williams and Murray, with Mr. Williams as its chairman.  All members of the Nominating and Corporate Governance Committee are independent directors, as defined under the applicable listing standards imposed by the American Stock Exchange.

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to become board members, in determining the composition of the board of directors and its committees, in monitoring a process to assess board effectiveness and in developing and implementing the Company’s corporate governance guidelines.

The Nominating and Corporate Governance Committee held one meeting during fiscal year 2008.  A copy of the Charter of the Nominating and Corporate Governance Committee, which became effective in November of 2003, is available on our website at www.semotus.com, the content of which website is not incorporated by reference into, or considered a  part of, this document.

ITEM 10.   Executive Compensation.

The following table summarizes the total compensation paid to, earned or received by our Named Executive Officers, who are the Chief Executive Officer and all other executive officers who received annual remuneration in excess of $100,000 during the last three fiscal years ending March 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anthony	2008	144,720	(1)	--	--	59,412	(2)	--	--	12,387	(3)	216,519
LaPine,	2007	216,000		--	--	--		--	--	15,392	(4)	235,392
Chairman and Chief	2006	234,000		--	--	--		--	--	15,392	(4)	249,392
Executive Officer

Pamela	2008	144,704		--	--	37,132	(5)	--	--	11,958	(6)	193,794
LaPine,	2007	142,800		--	--	--		--	--	12,000	(6)	150,800
President	2006	120,800		--	--	--		--	--	12,000	(6)	132,800

1.
Actual annual salary, per Mr. LaPine’s employment agreement, is $240,000, with a voluntary $24,000 annual reduction.  The further annual reduction of $71,280 to $144,720 is due to a deferral on the timing of payment only and not a further voluntary reduction in salary.

2.
Represents the total value of an option grant to purchase 400,000 shares of common stock granted on March 28, 2008, 100% immediately vested at an exercise price of $0.275 per share through the Company’s 2005 Stock Option Plan, with a term of 5 years.

3.	Represents company-paid life insurance premiums of $3,392 and an automobile allowance of $8,995.

4.	Represents company-paid life insurance premiums of $3,392 and an automobile allowance of $12,000.

5.
Represents the total value of an option grant to purchase 250,000 shares of common stock granted on March 28, 2008, 100% immediately vested at an exercise price of $0.275 per share through the Company’s 2005 Stock Option Plan, with a term of 5 years.

6.	Represents automobile allowances and/or mileage reimbursements.

Narrative Disclosure to Summary Compensation Table
Anthony N. LaPine became the Company's Chairman, President and Chief Executive Officer on May 1, 1996. Mr. LaPine resigned from his position as President on December 14, 2005, but remains the Company’s Chairman and Chief Executive Officer.  In connection with his employment, the Company entered into a three year employment agreement with Mr. LaPine on May 1, 1996, which automatically renewed for additional one year periods until July 14, 2007. Under this employment agreement, Mr. LaPine was entitled to a base salary at the rate of $240,000 per year, plus discretionary increases in accordance in conformity with the Company’s standard review procedure. As of March 31, 2006 and for the fiscal years ended March 31, 2007 and 2008, Mr. LaPine took a voluntary pay reduction of $24,000 in his base salary, so that his annual base salary was $216,000.  Mr. LaPine also received a car allowance in the amount of $1,000 per month.  Mr. LaPine was eligible for an annual bonus at a target of 50% of base salary, but Mr. LaPine did not receive a bonus for the fiscal years ended March 31, 2006, 2007 or 2008.

Effective July 15, 2007, the Compensation Committee agreed that the Company should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine.  On March 28, 2008, the Committee agreed that the Company should extend the initial three year term of Mr. LaPine’s existing employment agreement by one year, so that the initial term of his employment agreement will expire after four years, or on July 15, 2011.  Under this new employment agreement, as amended on March 28, 2008, Mr. LaPine is entitled to a base salary of $240,000 per year, for an initial term of four years, plus discretionary increases in accordance with the Company’s standard review procedure. However, Mr. LaPine’s previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine continues to be compensated at an annual salary of $216,000.  Mr. LaPine also receives a car allowance in the amount of $1,000 per month, and he receives health, dental and vision insurance, but contributes the same percentage towards the monthly premium as all of our employees. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate.

If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. LaPine would receive between $720,000 (using a Severance Event date of July 15, 2008) and $0 (using a Severance Event date of July 15, 2011), depending on the actual date the Severance Event occurs.

During fiscal years 2006 and 2007, neither Mr. LaPine nor Mrs. LaPine was granted any additional stock options or other long term incentive compensation.  On March 28, 2008, the Committee granted 400,000 options to Mr. LaPine and 250,000 options to Mrs. Lapine, to purchase common stock of the Company under the Company’s 2005 Stock Option Plan, at an exercise price of $0.275 per share, which is equal to 110% of the fair market value on the grant date, vesting immediately and having a five year term.  On April 2, 2008, Mr. LaPine and Mrs. LaPine voluntarily cancelled all of their other outstanding stock options.

 Outstanding Equity Awards at Fiscal Year-End:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Anthony Lapine	400,000	--	--	0.275	03/28/2013	--	--	--	--
	18,500(1)	--	--	3.40	01/12/2010	--	--	--	--
	15,000(1)	--	--	3.40	03/05/2011	--	--	--	--
	4,050(1)	--	--	3.40	05/16/2012	--	--	--	--
	20,000(1)	--	--	7.00	05/16/2013	--	--	--	--
	5,000(1)	--	--	8.20	07/24/2013	--	--	--	--
Pamela Lapine	250,000	--	--	0.275	03/28/2013	--	--	--	--
	2,500(1)	--	--	3.40	01/12/2010	--	--	--	--
	2,500(1)	--	--	3.40	12/27/2010	--	--	--	--
	10,000(1)	--	--	3.40	03/05/2011	--	--	--	--
	1,750(1)	--	--	3.40	05/16/2012	--	--	--	--
	2,000(1)	--	--	8.20	07/24/2013	--	--	--	--

1.  On April 2, 2008, Mr. LaPine and Mrs. LaPine voluntarily cancelled these stock options.

Director Compensation
Except for discretionary grants of stock options, our directors are not compensated for their services as directors. Directors who are employees are eligible to participate in our equity incentive plan. The following table summarizes data concerning the compensation of our directors for the fiscal year ended March 31, 2008.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)
Robert Lanz	-	-	3,834	(1)	-	-	-

Mark Williams	-	-	3,834	(1)	-	-	-

Laurence Murray	-	-	3,83	(1)4	-	-	-

(1)
Represents the value of 25,000 options to purchase shares of our common stock under our 2005 Stock Option Plan, granted to each director on March 28, 2008, 100% immediately vested and exercisable at $0.25 per share.

Indebtedness of Directors, Officers and Others
Our directors, senior officers, and their associates were not indebted to us or to any of our subsidiaries at any time since the beginning of our last completed fiscal year.

Directors’ and Officers’ Liability Insurance
 We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have a corporate indemnification agreement in place with our executive officers and directors, and such persons shall also have indemnification rights under applicable laws, as well as our certificate of incorporation and bylaws.

Employment Agreement with Mr. LaPine
The Company entered into a three-year employment agreement with Anthony LaPine, our CEO, which became effective on May 1, 1996, and was extended and effective to July 14, 2007.  According to the agreement, Mr. LaPine received a base salary of $240,000 per year, plus discretionary increases in conformity with the Company’s standard review procedure. However, as of March 31, 2006 Mr. LaPine took a voluntary salary reduction in the amount of $24,000 per year.  Mr. LaPine was also given a car allowance that was not to exceed $1,000 a month. Mr. LaPine received health, dental and vision insurance, but contributed the same percentage towards the monthly premium as all of our employees. If we terminated Mr. LaPine’s employment agreement prior to the end of the current term for reasons other than disability, or if Mr. LaPine terminated the agreement for “good reason” as defined in the agreement, we were required to continue paying the salary and other benefits for the duration of the term of the agreement.

Effective July 15, 2007, the Compensation Committee agreed that the Company should terminate the previous employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine.  On March 28, 2008, the Committee agreed that the Company should extend the initial three year term of Mr. LaPine’s existing employment agreement by one year, so that the initial term of his employment agreement will expire after four years, or on July 15, 2011.  Under this new employment agreement, as amended on March 28, 2008, Mr. LaPine is entitled to a base salary of $240,000 per year, for an initial term of four years, plus discretionary increases in accordance with the Company’s standard review procedure. However, Mr. LaPine’s previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine continues to be compensated at an annual salary of $216,000.  Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine receives health, dental and vision insurance, but contributes the same percentage towards the monthly premium as all of our employees. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate.

If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. LaPine would receive up to a maximum total of $720,000, using a Severance Event date of July 15, 2008, and such amount would decrease depending on the actual Severance Event date, with Mr. LaPine receiving $0 as of a Severance Event date of July 15, 2011.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows certain information regarding the common stock beneficially owned on March 31, 2008 for the following persons: (i) each stockholder we know to be the beneficial owner of 5% or more of our common stock, (ii) our directors and our executive officers named in the Summary Compensation Table (see below), and (iii) all executive officers and directors as a group.  As of March 31, 2008, there were 2,249,164 shares of our common stock issued and outstanding.

	BENEFICIAL OWNERSHIP OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERS* (1)	NUMBER OF SHARES		PERCENT
5% Stockholders
Miro Knezevic & Gail L Knezevic Trustees Knezevic Family Trust 1992 110 Newport Center Drive, Suite 200 Newport Beach, CA 92660	308,152		13.7%
Draper Fisher Jurvetson EPlanet Ventures LP 2882 Sand Hill Rd., Suite 150 Menlo Park, CA 94025	174,737		7.8%

Named Executives
Anthony LaPine	451,250	(2)	20.1%
Pamela LaPine	250,150	(3)	11.1%

Independent Directors
Mark Williams	42,000	(4)	1.9%
Laurence W. Murray	29,250	(5)	1.3%
Robert Lanz	32,250	(5)	1.4%

All Officers and Directors as a Group (9 Persons)	973,375	(6)	43.3%

_____________

*	Unless otherwise indicated, all addresses are c/o Semotus Solutions, Inc., 718 University Ave., Suite 202, Los Gatos, CA 95032.
(1)
This table is based upon information supplied by the named executive officers, directors and 5% stockholders, including filings with the Securities and Exchange Commission (the “SEC”) and information supplied from Computershare, our transfer agent.  Unless otherwise indicated in these notes and subject to the community property laws where applicable, each of the listed stockholders has sole and investment power with respect to the shares shown as beneficially owned by such stockholder.  The number of shares and percentage of beneficial ownership includes shares of common stock issuable pursuant to stock options and warrants held by the person or group in question, which may be exercised or converted on March 31, 2008 or within 60 days thereafter.

(2)	Includes 51,250 shares of common stock and exercisable options to purchase 400,000 of common stock owned directly by Mr. LaPine.
(3)	Includes 150 shares of common stock and exercisable options to purchase 250,000 shares of common stock owned directly by Pamela LaPine.
(4)	Includes 13,000 shares of common stock and exercisable options to purchase 29,000 shares of common stock.
(5)	Includes exercisable options to purchase shares of common stock.
(6)
Includes the shares listed above as beneficially owned by the above listed Named Executive Officers and Independent Directors, and 168,475 shares of common stock underlying currently exercisable options held by other executive officers of the Company.

ITEM 12.   Certain Relationships and Related Transactions, and Director Independence.
Effective July 15, 2007, the Compensation Committee agreed that the Company should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine for a term of three years.  On March 28, 2008, the Committee agreed that the Company should extend the initial three year term of Mr. LaPine’s existing employment agreement by one year, so that the initial term of his employment agreement will expire after four years, or on July 15, 2011.  Please see the “Employment Agreements” section above, for full details.

Director Independence
The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions of the NASDAQ Stock Market and the SEC. Accordingly, we have determined that Robert Lanz, Mark Williams and Laurence W. Murray each qualify as “independent” directors as that term is defined by applicable listing standards of the NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

ITEM 13.  Exhibits.

Exhibit Number	Description	Location
2.1	Contribution Agreement by and among Semotus Solutions, Inc., Flint Telecom, Inc. and Flint Telecom Limited dated April 23, 2008	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed April 29, 2008.
2.2	Investment Agreement by and among Semotus Solutions, Inc. and Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed April 29, 2008.
2.3	Software License Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated July 23, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 27, 2007.
2.4	Termination Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated April 30, 2008.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed May 2, 2008
2.4	Merger Agreement by and among Semotus Solutions, Inc., Clickmarks, Inc. and Semotus Acquisition Company, Ltd. dated June 14, 2005.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 27, 2005

2.5	Asset Purchase Agreement by and among Semotus Solutions, Inc. and Stockgroup Systems, Ltd. dated May 8, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed May 11, 2007.
2.6	Transition Services Agreement by and among Semotus Solutions, Inc. and Stockgroup Systems, Ltd. dated May 8, 2007.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed May 11, 2007.
2.7	Investment Agreement by and among Semotus Solutions, Inc. and Knezevic Family Trust dated February 1, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed February 7, 2007.
2.8	Investment Agreement by and among Semotus Solutions, Inc. and Richard J. Sullivan dated November 13, 2006.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed November 16, 2006
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit No. 2 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.2	Bylaws of the Company.	Incorporated by reference to Exhibit No. 3 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.3	Amended and Restated Bylaws of the Company dated January 24, 2000.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on February 17, 2000.
3.4	Certificate of Amendment to the Articles of Incorporation dated February 17, 1998.	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended March 31, 1998.
3.5	Certificate of Amendment to Articles of Incorporation dated July 6, 1999.	Incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-A12B filed on December 21, 1999.
3.6	Certificate of Amendment to Articles of Incorporation dated January 12, 2001.	Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-KSB for the year ended March 31, 2001.
3.7	Certificate of Amendment to Articles of Incorporation dated May 17, 2007.	Incorporated by reference to Exhibit 3.7 to the Registrant's Form 10-KSB for the year ended March 31, 2007.
3.8	Certificate of Amendment to Articles of Incorporation dated July 20, 2007.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 24, 2007.
3.9	Certificate of Amendment to Articles of Incorporation dated April 7, 2008.	Filed electronically herewith.
4.1	Specimen Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A-12B filed on December 21, 1999.
4.2	Convertible Promissory Note for $200,000 issued to Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 29, 2008.
4.3	Amendment to Convertible Promissory Note issued to Knezevic Family Trust dated October 23, 2007.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 29, 2007.
4.4	Convertible Promissory Note for $200,000 issued to Knezevic Family Trust on February 1, 2007.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2007.
4.5	Convertible Promissory Note for $225,000 issued to Richard J. Sullivan on November 13, 2006.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 16, 2006.
10.1	Agreement Concerning the Exchange of Common Stock Between Datalink Systems Corporation and Datalink Communications Corporation.	Incorporated by reference to Exhibit No. 10 to the Registrant's Form 8-K dated June 27, 1996.
*10.2	Employment Agreement by and among Semotus Solutions, Inc. and Anthony LaPine dated July 6, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 9, 2007.
10.3
Form of Common Stock and Warrant Purchase Agreement by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro and Enable Growth Partners, LP dated January 14, 2004.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10Q filed on February 12, 2004.
10.4
Form of Warrant dated January 14, 2004 by and among Semotus Solutions, Inc. and each of Redwood Capital Partners, Inc., Bara Limited, Southshore Capital Fund Limited, James M. Totaro, Enable Growth Partners, LP., Richard Rosenblum, David Stefansky, vFinance Investments, Inc. and Arend Verweij.
Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10Q filed on February 12, 2004.

10.5	Warrant to purchase up to 400,000 shares of Semotus Solutions, Inc. common stock issued to Ari Kaplan dated March 28, 2005	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 30, 2005
10.6	Warrant to purchase up to 45,000 shares of Semotus Solutions, Inc. common stock issued to Bathgate Capital Partners, LLC dated May 27, 2004	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 30, 2005
10.7	Form of Warrant to purchase up to a maximum total of 1,000,000 shares of Semotus Solutions, Inc. common stock issued to certain Clickmarks’ employees dated June 23, 2005.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 27, 2005.
10.8	Form of Warrant to purchase up to a maximum total of 680,000 shares of Semotus Solutions, Inc. common stock issued to the Investors dated November 14, 2005	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed November 17, 2005
10.9	Form of Warrant to purchase up to a maximum total of 720,000 shares of Semotus Solutions, Inc. common stock issued to the Investors dated November 14, 2005	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 17, 2005
10.10	Form of Warrant to purchase up to a maximum total of 420,000 shares of Semotus’ common stock issued to Bathgate Capital Partners dated November 14, 2005	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed November 17, 2005
10.11	Registration Rights Agreement by and among Semotus Solutions, Inc. and Knezevic Family Trust dated February 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 7, 2007
10.12	Amendment Number 4 to the Agreement between Semotus Solutions, Inc. and Bathgate Capital Partners, dated October 27, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 16, 2006.
21	Subsidiaries of the Registrant.	Filed electronically herewith.
23.1	Consent of LL Bradford & Co.	Filed electronically herewith.
31.1	Certification of Anthony LaPine	Filed electronically herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles, K. Dargan, II	Filed electronically herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Anthony LaPine	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Charles, K. Dargan, II	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

ITEM 14.   Principal Accountant Fees and Services.
The aggregate fees billed for professional services rendered to us by L.L. Bradford & Company, LLC for the years ended March 31, 2008 and 2007 were:

	2008	2007
Audit fees	$36,000	$36,000
Audit-related fees:
SEC filings review and consent	--	--
Total audit and audit-related fees	$36,000	$36,000
Tax fees	--	--
All other fees	--	--
Total fees	$36,000	$36,000

The aggregate fees billed for all audit-related services rendered by L.L. Bradford & Company, LLC for the years ended March 31, 2007 and 2008 (see chart above under heading “Audit-related fees”) relate to the review of various SEC filings and correspondence, such as Form S-3s.  No other professional services were rendered or fees were billed by L.L. Bradford & Company, LLC for the most recent fiscal year or for the year ending March 31, 2007.

Our Audit Committee has adopted policies and procedures for the pre-approval of the above fees.  All requests for services to be provided by our independent accountants are submitted to the Audit Committee.  Requests for all non-audit related services require pre-approval form the Audit Committee.

AUDIT COMMITTEE REPORT

At the time of this Report, the Audit Committee of the Board consists of three directors who are not employees of the Company or any of its subsidiaries. Although the Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements, for purposes of determining director independence, we have applied the definitions of the NASDAQ Stock Market and the SEC. Accordingly, the Board believes that all the members of our Committee are “independent directors” as defined under these applicable listing standards.

Our Committee has met and held discussions with management and the independent auditors, LL Bradford & Company, LLC. As a part of this process, we have:

•	reviewed and discussed the audited financial statements with management,

•	discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), and

•
received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with the independent auditors their independence.

Based on the review and discussions referred to above, our committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, for filing with the SEC.

Audit Committee Of The Board Of Directors

/s/ Robert Lanz
Robert Lanz
Chairman

/s/ Mark Williams
Mark Williams

/s/ Laurence W. Murray
Laurence W. Murray

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors (the "Committee") is made up entirely of independent, non-employee Directors. The Committee is responsible for reviewing and approving base salaries, bonuses, long-term incentives and other compensation for Company Directors and executive officers. In meeting this responsibility, the Committee's policy is to ensure that executive compensation is appropriately competitive in the attraction and retention of talented leaders, and is linked closely to individual performance, Company performance, and increases in Semotus shareholder value.

After the end of each year, the Committee asks the Chief Executive Officer (“CEO”) to present the current and proposed compensation plan, along with supporting competitive market data, for each executive officer and director. After discussion about the individual performance of each executive and other highly compensated employees, individual compensation plans are approved and established. The Committee meets in Executive Session to review similar information on the CEO (who is absent from this portion of the meeting). The Committee monitors the performance of the CEO and other executive officers throughout the year, and has final responsibility for determining their compensation levels.

The Company's executive compensation program also takes into account the compensation practices of companies with whom Semotus competes for executive talent.  Semotus’ policy is to manage overall executive compensation at the median level relative to companies with which we compete for executive talent, with appropriate variation for high-performing individuals and Company performance.  However, currently, due to the Company’s tight cash flow, Semotus is compensating executives at the lower level relative to companies with which we compete for executive talent.

Executive employee compensation has three components: base salary, performance award (bonus), and long-term incentives, each explained more fully below.

Base Salaries

Base salaries for all Semotus employees – including the Company's top executives – are based upon an evaluation of their responsibilities, an assessment of their performance, and market comparisons from compensation surveys. Average salaries for each employee group are managed such that they fall within the median range of the competing market, in order to ensure Semotus’ ability to attract and retain a talented workforce. Changes in base salary for the executives named in the Proxy Statement compensation tables, as well as for all Semotus employees, depend upon projected changes in the external market as well as the individual's contributions to Semotus’ corporate performance.

Each executive's base salary is initially determined with reference to competitive pay practices and is dependent upon the executive's level of responsibility and experience. The Committee uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases, or decreases, are made based on the Committee's subjective assessment of individual performance, as well as the factors discussed above.

Performance Awards (Bonuses)

The Committee has the discretion to determine the conditions (including corporate financial results and individual performance objectives) applicable to annual performance award payments and the amounts of such awards. Because the Company did not meet the financial objectives established for the year, the Committee made no cash bonus awards to any executive officers or other highly compensated employees.

Long-Term Incentive Compensation

In fiscal year 2008, long-term incentive compensation for senior executives, including the officers of the Company, consisted of the continued vesting of outstanding grants of existing stock options granted under the Company’s Stock Option Plans as well as new grants of additional stock options to all the directors and executives, whose retention and services are critical to the Company. These stock options have either an immediate vesting period, or a two, three or four-year pro-rata vesting period to encourage retention of key executives and to provide a longer-term focus towards creation of shareholder value. The exercise price of these options was the fair market value on the grant date, or reprice date, as applicable. As a result, executives receive future gains from these options only to the extent the price of Semotus stock increases. The entire Board of Directors of the Company approves long-term incentive compensation awards after evaluating the contribution of each executive to the Company's long-term performance and the impact of each executive's position on the organization.

Additionally, every employee at Semotus below the executive officer level has been awarded one or more stock option grants under the Company’s broad-based stock option program.  This plan is a vital element of the Company’s drive to develop and motivate employees who will sustain Semotus’ long-term performance.  The Committee believes that the performance of all of its employees will contribute significantly to the Company’s future success.

Compensation of the CEO

Anthony N. LaPine became the Company's Chairman, President and Chief Executive Officer on May 1, 1996. Mr. LaPine resigned from his position as President on December 14, 2005, but remains the Company’s Chairman and Chief Executive Officer.  In connection with his employment, the Company entered into a three year employment agreement with Mr. LaPine on May 1, 1996, which automatically renewed for additional one year periods until July 15, 2007.

Effective July 15, 2007, the Committee agreed that the Company should enter into a new employment agreement with Mr. LaPine for a term of three years.  Under this new employment agreement, Mr. LaPine is entitled to a base salary of $240,000 per year, plus discretionary increases in accordance with the Company’s standard review procedure. However, Mr. LaPine’s previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine will continue to be compensated at an annual salary of $216,000.  Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate. If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached, all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term.

On March 28, 2008, the Committee agreed that the Company should extend the initial three year term of Mr. LaPine’s existing employment agreement by one year, so that the initial term of his employment agreement will expire after four years, or on July 15, 2011.

Additionally, on March 28, 2008, the Committee granted Mr. LaPine 400,000 options to purchase common stock of the Company under the Company’s 2005 Stock Option Plan, at an exercise price of $0.275 per share, which is equal to 110% of the fair market value on the grant date, vesting immediately and having a five year term.

Compensation of the President

Effective as of December 14, 2005, the Company appointed Pamela LaPine as its President.  Ms. LaPine had been the Company’s Executive Vice President since 2000.  During the fiscal year 2008, her annual base salary was $144,800. Ms. LaPine also receives a car allowance in the amount of $1,000 per month.  Ms. LaPine is eligible for an annual bonus, the amount of which will be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate.  The Committee has agreed that no bonuses will be paid to Mrs. LaPine until the Company turns profitable for a reasonable period of time.  Therefore, Ms. LaPine did not receive a bonus for the fiscal year ended March 31, 2008.  However, on March 28, 2008, the Committee granted Ms. LaPine 250,000 additional stock options exercisable at $0.275 per share, which is equal to 110% of the closing price of the stock on the grant date, with immediate vesting and having a five year term.  Ms. LaPine is an at will employee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, there were no Compensation Committee interlocks and no participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the Securities and Exchange Act of 1934, as amended.

The foregoing report on executive compensation is provided by the following non-employee directors, who constituted the Compensation Committee during fiscal year 2008:

/s/ Laurence Murray
Laurence Murray, Chairman

/s/ Robert Lanz
Robert Lanz

/s/ Mark Williams
Mark Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SEMOTUS SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Semotus Solutions, Inc., and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Semotus Solutions, Inc. and subsidiaries as of March 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ LL Bradford & Company, LLC LL Bradford & Company, LLC Las Vegas, Nevada June 23, 2008

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	March 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$222,384	$305,588
Trade receivables (net of allowance for doubtful accounts of $7,035 at March 31, 2007 and 2008)	151,995	262,700
Prepaid expenses and other current assets	24,190	12,140
Total current assets	398,569	580,428

Property and equipment, net	--	--
Goodwill, net	1,430,141	2,984,553
Deferred tax asset (Note 16)	--	17,708
Receivable from Stockgroup asset sale (Note 5)	117,724	--
Other assets	--	100,000
Total assets	$1,946,434	$3,682,689
LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Equipment loan	$--	$7,244
Accounts payable	129,781	187,903
Accrued payroll	58,387	53,042
Other accrued liabilities	13,816	48,245
Deferred revenue	238,688	198,294
Total current liabilities	440,672	494,728
LONG TERM LIABILITIES:
Convertible promissory notes, net of discounts	--	315,567
Accrued interest on convertible promissory notes	--	10,084
Total liabilities	440,672	820,379
Commitments and contingencies (Notes 18 and 20)

SHAREHOLDERS’ EQUITY:
Common Stock: $0.01 par value; authorized: 7,500,000 shares; 2,249,164 issued and outstanding at March 31, 2008; 1,778,374 issued and outstanding at March 31, 2007	22,492	17,785
Additional paid-in capital	72,867,976	72,108,703
Accumulated deficit	(71,384,706)	(69,264,178)
Total shareholders’ equity	1,505,762	2,862,310
Total liabilities and shareholders’ equity	$1,946,434	$3,682,689

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2008	2007

Revenues	$966,122	$1,621,277

Cost of revenues	61,245	301,787
Gross profit	904,877	1,319,490
Operating expenses:
(Exclusive of depreciation and amortization and stock, option and warrant expense)
Research and development	234,352	781,394
Sales and marketing	712,133	1,005,044
General and administrative	648,785	852,128
Impairment of goodwill	1,554,412	430,022
Impairment of investment in Innofone (Note 24)	3,730,000	--

Depreciation and amortization:
Research and development	--	--
General and administrative	--	3,413
	--	3,413
Stock, option and warrant expense:
Research and development	91,151	13,823
Sales and marketing	46,575	31,074
General and administrative	160,836	215,057
	298,562	259,954
Total operating expenses	7,178,244	3,331,955
Operating income (loss)	(6,273,367)	(2,012,465)

Other income (loss)	4,152,839	(50,523)
Net income (loss)	(2,120,528)	(2,062,988)
Other comprehensive income (loss) – Translation adjustment	--	(501)
Comprehensive income (loss)	$(2,120,528)	$(2,063,489)
Net income (loss) per common share:
Basic	$(1.07)	$(1.18)
Diluted	$(1.07)	$(1.18)

Weighted average shares used in per share calculation, basic and diluted	1,981,622	1,748,589

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital
	Shares	Amount
Balances at March 31, 2006	1,570,617	$15,706	$71,188,120

Issuance of stock options and warrants to consultants and advisory board	--	--	51,186
Issuance of stock options to employees	--	--	144,436
Issuance of stock for services rendered	7,975	80	30,832
Issuance of stock to Clickmarks employees	4,422	44	15,876
Foreign currency translation adjustment	--	--	--
Issuance of stock and warrants in the private placement financing, net of expenses of $45,000	164,705	1,647	513,353
Issuance of warrants to Clickmarks employees	--	--	17,500
Deferred tax asset	--	--	17,708
Beneficial conversion on notes payable	--	--	130,000
Net loss	--	--	--
Adjustments resulting from reverse stock split	30,655	307	(307)
Balances at March 31, 2007	1,778,374	17,784	72,108,704

Adjustments resulting from reverse stock split	(362)	(4)	4
Issuance of stock to employee	30,000	300	298,262
Exercise of stock options	13,000	130	10,790
Fractional share distribution	--	--	(22)
Issuance of stock upon conversion of notes payable	428,152	4,282	450,238
Net loss	--	--	--
Balances at March 31, 2008	2,249,164	$22,492	$72,867,976

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balances at March 31, 2006	$(80,427)	$(67,201,190)	$3,922,209

Issuance of stock options and warrants to consultants and advisory board	--	--	51,186
Issuance of stock options to employees	--	--	144,436
Issuance of stock for services rendered	--	--	30,912
Issuance of stock to Clickmarks employees	--	--	15,920
Foreign currency translation adjustment	80,427	--	80,427
Issuance of stock and warrants in the private placement financing, net of expenses of $45,000	--	--	515,000
Issuance of warrants to Clickmarks employees	--	--	17,500
Deferred tax asset	--	--	17,708
Beneficial conversion on notes payable	--	--	130,000
Net loss	--	(2,062,988)	(2,062,988)
Adjustments resulting from reverse stock split	--	--	--
Balances at March 31, 2007	--	(69,264,178)	2,862,310

Adjustments resulting from reverse stock split	--	--	--
Issuance of stock to employee	--	--	298,562
Exercise of stock options	--	--	10,920
Fractional share distribution	--	--	(22)
Issuance of stock upon conversion of notes payable	--	--	454,520
Net loss	--	(2,120,528)	(2,120,528)
Balances at March 31, 2008	$--	$(71,384,706)	$1,505,762

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,120,528)	$(2,062,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	3,413
Compensation expense related to stock, stock options and warrants issued for services	164,695	259,954
FAS123R expense	133,867	--
Amortization of debt discount and accrued interest on notes payable	128,869	30,651
(Gain) loss on Stockgroup asset sale (See Note 5)	(350,000)	--
Non-cash settlement of liabilities	--	(49,334)
Accumulated translation loss	--	80,928
Impairment of goodwill	1,554,412	430,022
Write off of certain accounts receivable	1,260	--
Write off of deferred tax asset	17,708	--
Expired merger fees and expenses	100,000	--

Changes in assets and liabilities net of acquired assets and liabilities due to acquisitions:
Accounts and other receivables	138,422	211,685
Prepaid expenses and other assets	(1,130)	1,050
Deferred revenue	40,394	(9,319)
Accounts payable	(58,122)	(154,690)
Accrued expenses and other current liabilities	(29,084)	(139,263)
Receivable from Stockgroup for transitional services (See Note 5)	(28,977)	--
Net cash used in operating activities	(308,214)	(1,397,891)
Cash flows from investing activities:
Proceeds from Stockgroup asset sale (See Note 5)	150,000	--
Proceeds on receivable on Stockgroup asset sale (See Note 5)	82,276	--
Cash paid for merger fees and expenses	--	(100,000)
Net cash provided by (used in) investing activities	232,276	(100,000)
Cash flows from financing activities:
Proceeds from (payments on) bank line of credit	--	(250,000)
Net proceeds from Southshore financing	--	515,000
Net proceeds from convertible promissory notes	--	425,000
Equipment loan	(7,244)	8,296
Fractional share disbursement from reverse stock split (See Note 22)	(22)	--
Net cash (used in) provided by financing activities	(7,266)	698,296
Effect of exchange rate changes on cash	--	(501)
Net decrease in cash and cash equivalents	(83,204)	(800,096)
Cash and cash equivalents, beginning of year	305,588	1,105,684
Cash and cash equivalents, end of year	$222,384	$305,588

See accompanying notes to consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended March 31,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$351	$7,083
Cash paid for income taxes	$1,600	$3,444
Gross proceeds as part of the Southshore financing	--	$560,000
Gross proceeds as part of the promissory notes	--	$425,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	--	$30,912
Receivable assumed from Stockgroup asset sale (Note 5)	$200,000	--
Common stock issued upon conversion of notes payable and accrued interest (Note 11)	$454,520	--

See accompanying notes to consolidated financial statements.

 SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:
Semotus® Solutions, Inc. ("We" or “Our”), changed our name from Datalink.net, Inc. as of January 11, 2001. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, which changed its name to Semotus Systems Corporation.

We are a leading provider of enterprise application software connecting individuals wirelessly to critical business systems, urgent information and key processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in business processes for shorter sales and service cycles.  Our wireless software products and professional services are all included in the HipLink family of software, which provide immediate mobile access and control of business-critical software applications, databases, networks and servers. In the year ended March 31, 2008 we substantially scaled back the operations of Clickmarks and sold our Global Market Pro wireless financial data software and services to Stockgroup Systems Ltd.  In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Pakistan.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS:
The accompanying consolidated financial statements include the accounts of Semotus Solutions, Inc. and our subsidiaries. The consolidated balance sheets as of March 31, 2008 and 2007, the consolidated statements of operations and comprehensive loss for the years ended March 31, 2008 and 2007, the consolidated statements of common shareholders' equity for the years ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the years ended March 31, 2008 and 2007, have been prepared by us, with an audit and in accordance with the instructions to Form 10-KSB and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. We believe that the disclosures provided are adequate to make the information presented not misleading.

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

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Semotus Solutions, Inc. and our wholly owned subsidiaries: Semotus Systems Corporation (Canadian subsidiary), Expand Beyond Corporation (“Expand Beyond”) and Clickmarks, Inc. (“Clickmarks”). Operations of the Canadian subsidiary consisted mainly of research and development and engineering on behalf of the parent. All significant intercompany transactions and balances have been eliminated in consolidation. Expand Beyond and Clickmarks generated revenues from the sales of products and services. In the year ended March 31, 2008 we substantially scaled back the operations of Clickmarks.  In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Pakistan.

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

LONG-TERM ASSETS / GOODWILL:
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. For the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond; we determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond. For the year ended March 31, 2008, we incurred an impairment charge of $1,554,412 related to the goodwill of Clickmarks; we determined that the value of the goodwill from the acquisition was not recoverable when we substantially scaled back the operations of Clickmarks.  Our management has determined that the remaining goodwill of $1,430,141, consisting entirely of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow, is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis.

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

STOCK BASED COMPENSATION:
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the fiscal years ended March 31, 2008 and 2007 was $298,562 and $259,954, respectively.

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

	Year Ended March 31,
Black-Scholes -Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$1.388	$0.148
Expected term (in years)	4 years	4 years
Expected volatility	94.51%	95.68%
Weighted average volatility	94.51%	95.68%
Expected dividend yield	--	--
Risk-free rate	4.56%	4.94%

The following table summarizes the stock option transactions for the fiscal years ended March 31, 2008 and 2007 based upon a closing stock price of $0.25 per share as of March 31, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at March 31, 2006	178,424	$5.60	--
Granted	111,750	$3.20	--
Exercised	--		--
Forfeited	47,187	$5.00	--
Expired	9,500	$3.40	--

Outstanding at March 31, 2007	233,487	$4.60	--
Granted	915,500	$0.35	--
Exercised	13,000	$0.84	--
Forfeited	10,457	$4.10	--
Expired	15,293	$3.35	--

Outstanding at March 31, 2008	1,110,236	$1.17	--
Exercisable at March 31, 2008	1,080,610	$1.14	--

13,000 options at $0.84 per share were exercised in the year ended March 31, 2008; there were no options exercised in the year ended March 31, 2007.

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

RESEARCH AND DEVELOPMENT EXPENDITURES:
Expenditures related to research, design and development of products and services are charged to product development and engineering expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. At March 31, 2008 and 2007 there were no capitalized software development costs as we expensed the remaining amounts at fiscal year end 2002.

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

For the year ended March 31, 2008, no potential shares were included in the shares used to calculate diluted EPS, as no potential shares currently have the effect of being dilutive. 1,384,500 potential shares were not included in the shares used to calculate diluted EPS, as their effect is not dilutive due to the fact that the exercise prices of all of our options and warrants are greater than the average market price of our stock over the year period ended March 31, 2008.

For the year ended March 31, 2007, 517,254 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB 51”.This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. Thus, this Statement results in more transparent reporting of the net income attributable to the noncontrolling interest. This Statement is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material affect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and extent of our future acquisition activities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard will have on its financial statements.

4. SUBSIDIARY VOLUNTARY BANKRUPTCY FILINGS
On October 15, 2007, as part of our ongoing emphasis on financial responsibility and the streamlining of operations, Expand Beyond voluntarily filed Chapter 7 bankruptcy. We already took a full impairment on Expand Beyond’s operations as of the end of our last fiscal year, ended March 31, 2007. Expand Beyond’s operations had effectively closed and management believes this will not have any effect on the Company’s operations in the future.

We closed our Vancouver, Canada facility on September 20, 2006. Our Canadian subsidiary company, Semotus Systems Corporation, filed a notice of voluntary bankruptcy in the District of British Columbia, Canada.  The majority of our engineering, and research and development efforts are now being handled offshore by an independent contractor.  We accounted for the Semotus Systems Corporation bankruptcy filing in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A trustee fee of $2,672 was incurred in the three months ended September 30, 2006 to complete the bankruptcy filing. This fee is reflected in the general and administrative expenses line item in our income statement for the fiscal year ended March 31, 2007. Certain liabilities and assets in the amounts of $56,490 and $7,156, respectively, were discharged in the bankruptcy filing and the net result was a gain of $49,334. We booked the cumulative translation loss of $80,928 in the quarter ending September 30, 2006. No other one time or cumulative costs were incurred, paid or otherwise settled as part of the shut down of Semotus Systems Corporation.

5.  STOCKGROUP ASSET SALE
We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. (“Stockgroup”), relating to the sale of our wireless financial information assets (the “Agreement”).  As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services.  The purchase price for this asset sale consists of up to $350,000; $150,000 was paid on the closing date, May 9, 2007, and the remaining $200,000 is be paid through a monthly revenue share of 30%, until $200,000 has been paid to us or two years have passed from the date of Closing or gross revenue falls below $15,000 per month, whichever occurs first  In accordance with the Transition Services Agreement, we continue to provide certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products.  As of March 31, 2008, Stockgroup owed us a total of $146,701, comprising the unpaid balance of $117,724 from the original $200,000 purchase price, and $28,977 for transitional services provided by Semotus to date.

6. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
Historically, long-term assets, such as intellectual property rights and goodwill were amortized on a straight-line basis over the expected economic life of the assets. The expected useful life of those assets was five years, and was adjusted to one year as of April 1, 2002. We have adopted Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" as of April 1, 2002. Accordingly, we no longer amortize goodwill and intangible assets with an indefinite useful life and instead assess potential impairments of such intangible assets and goodwill. Management has determined that the goodwill of $1,430, 141 (net of accumulated amortization prior to the adoption of SFAS 142, of $727,058) is fairly valued using the impairment tests as described in SFAS 144 and SFAS 142, which includes discounted cash flow analysis and comparable company analysis. The amount of goodwill of $1,430,141 consists of our wireless enterprise application software products: the HipLink family of software products, which is generating current revenue and cash flow. In the year ended March 31, 2007, we incurred an impairment charge of $430,022 related to the goodwill of Expand Beyond; we determined that the value of the goodwill from the acquisition was not recoverable when we ceased the operations of Expand Beyond.  In the fiscal year ended March 31, 2008, we incurred an impairment charge of $1,554,412 related to the goodwill of Clickmarks; we determined that the value of the goodwill from the acquisition was not recoverable when we substantially scaled back the operations of Clickmarks.

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

8. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

	March 31,
	2008	2007
Furniture and fixtures	$279,617	$279,617
Computers, and other office equipment	1,854,754	1,854,754
Capitalized equipment leases	396,966	396,966
Leasehold improvements	30,572	30,572
Software	630,702	630,702
	3,192,611	3,192,611
Less accumulated depreciation and amortization	(3,192,611)	(3,192,611)
	$--	$--

Depreciation and amortization expense related to the above assets was $0 and $3,413 for the fiscal years ended March 31, 2008 and 2007, respectively.

9. CONVERTIBLE PREFERRED STOCK
Under our Articles of Incorporation, as amended in February 1998, we are authorized to issue 5,000,000 shares of preferred stock. 2,740,000 shares have been designated as Series A preferred stock, of which no shares are outstanding as of March 31, 2008, and 769,231 have been designated as Series B preferred stock, of which no shares are outstanding as of March 31, 2008.

10. COMMON SHAREHOLDERS’ EQUITY
Under our Articles of Incorporation, as amended in June 1999, May 2007, July 2007 and April 2008, we are currently authorized to issue 50,000,000 shares of common stock; as of March 31, 2008 we were authorized to issue 7,500,000 shares of common stock, of which 2,249,164 were issued and outstanding as of March 31, 2008; 1,778,374 shares were issued and outstanding as of March 31, 2007.

During the year ended March 31, 2008, we issued 428,152 restricted shares of common stock pursuant to the conversions of promissory notes held by Mr. Richard Sullivan and The Miro Knezevic Family Trust. During the year ended March 31, 2008 we also issued 30,000 shares of restricted common stock to an employee as additional compensation and incentive to join us.

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

Warrants:
As of March 31, 2008, a total of 274,264 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

Number of Warrants	Exercise Price ($ / share)	Expiration Date

140,500	6.00	5/16/2011
70,000	10.00	9/30/2008
26,514	17.25	1/14/2009
21,000	6.00	11/14/2010
8,000	7.80	6/23/2015
3,750	5.20	1/19/2009
2,250	6.80	5/27/2009
2,250	5.60	12/8/2010

Stock Option Plans:
In July 2005, we adopted the 2005 Stock Option Plan (the “2005 Plan”) and in September 2005 the 2005 Plan was approved by our shareholders.  In September 2007 the 2005 Plan was amended to provide for the granting of stock options to purchase up to 1,150,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure.  The 2005 Plan expires in July 2015, ten years after its adoption.  Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee.  Incentive options granted under the Plan generally vest over three years at a rate of 33% after year one and then equally on a monthly basis over the next two years from the date of grant.  Non-qualified options granted under the Plan generally vest 100% immediately.  As of March 31, 2008, 950,636 options were outstanding under the 2005 Plan.

In June 1996, we adopted the 1996 Stock Option Incentive Plan (the “Plan”). The Plan provides for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. On September 17, 2002 our shareholders approved an increase in the number of shares of Common Stock issuable under the Plan from 4,345,000 to 5,200,000. The Plan expired in June of 2006, ten years after its adoption.  As of March 31, 2008, 159,600 options remain outstanding under the 1996 Plan.  Under the Plan, the Board of Directors granted incentive stock options to purchase shares of our common stock only to employees, and non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Board of Directors granted options to purchase shares of our common stock at prices not less than fair market value, as defined under the Plan, at the date of grant for all stock options. The Board of Directors also had the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options granted to persons owning more than 10% of the voting power of all classes of stock, were at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. No stock appreciation rights were granted under the Plan.

Activity for stock options under the 1996 Plan and 2005 Plan for the fiscal years ended March 31, 2008 and 2007 is as follows:

	Shares Available for Grant	Number of Options	Price Per Share	Weighted Average Exercise Price
Balances, March 31, 2006	18,558	178,423	$2.80-$16.40	$5.60
Authorized	150,000	--	--	--
Granted	(111,750)	111,750	$2.20 - $5.00	$3.20
Canceled	56,687	(56,687)	$2.80 - $19.00	$5.00
Canceled due to 1996 Plan termination	(28,850)	--	--	--
Exercised	--	--	--	--
Balances, March 31, 2007	84,645	233,486	$2.20 - $19.00	$4.60
Authorized	1,000,000	--	--	--
Granted	(915,500)	915,500	$0.25 - $2.20	$0.35
Canceled	25,750	(25,750)	$2.80 - $9.60	$3.79
Exercised	(13,000)	(13,000)	$0.84	$0.84
Balances, March 31, 2008	181,895	1,110,236	$0.25 - $19.00	$1.17

13,000 options to purchase shares under the 2005 Plan were exercised at $0.84 per share during the year ended March 31, 2008.  No options were exercised during the year ended March 31, 2007.  The weighted average fair value of those options granted during the years ended March 31, 2008 and 2007 was $0.20 and $5.40 per share, respectively. The weighted average fair value of those options that were repriced on October 23, 2002 was $1.60 per share. Options to purchase 154,831 shares under the 1996 Plan were exercisable at March 31, 2008, with a weighted average exercise price of $5.40 per share. Options to purchase 925,779 shares under the 2005 Plan were exercisable at March 31, 2008, with a weighted average exercise price of $0.43 per share.

The following table summarizes the stock options outstanding at March 31, 2008:

Options Outstanding				Currently Exercisable

Range of Exercise Price($)	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price($)	Number Exercisable at March 31, 2007	Weighted Average Exercise Price($)

0.25 – 0.26	175,000	4.99	0.25	175,000	0.25
0.27 - 0.28	650,000	4.99	0.28	650,000	0.28
0.29 – 1.00	52,000	7.5	0.84	41,000	0.87
1.01 – 3.00	84,903	7.02	2.37	76,071	2.45
3.01 – 5.00	90,363	4.78	3.64	82,673	3.64
5.01 – 10.00	45,220	5.92	7.39	43,804	7.38
10.01 – 15.00	11,500	6.05	13.29	10,813	13.45
15.01 – 19.00	1,250	5.84	16.40	1,250	16.40
Total:	1,110,236	5.30	1.17	1,080,610	1.14

11. CONVERTIBLE PROMISSORY NOTES, NET OF DISCOUNTS
We entered into another investment agreement on February 1, 2007, with an individual investor, Miro Knezevic and Gail L. Knezevic, Co-Trustees, Knezevic Family Trust dated June 30, 1992, relating to a cash investment of US$200,000, taken in the form of a convertible promissory note (the “Convertible Promissory Note”) which may be converted by the investor at his discretion at any time into shares of our restricted common stock at a conversion price equal to the lesser of (a) two dollars ($2.00) per share and (b) a fifteen percent (15%) discount from the closing price of our common stock calculated using the average closing price over ten consecutive trading days immediately preceding the date the investor gives us a conversion notice, and with a floor which is not to exceed a total maximum potential issuance of 177,853 shares. Additionally, during the time period beginning from February 1, 2007 and ending on the earlier of (a) the date the investor gives us a conversion notice and (b) February 1, 2009, if we issue common stock or securities convertible or exercisable into stock at a price that is less than the conversion price, then, we shall reduce a certain number of the investor’s shares from the conversion price to an adjusted price, in proportion to the number of securities we actually issue at the adjusted price. The closing price of Semotus’ common stock on February 1, 2007 was $2.40 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the beneficial conversion feature is calculated to be $31,667 (net of accretion of $5,000). The unpaid principal shall accrue interest at 10% per annum and all unconverted principal and interest is due and payable on February 1, 2009.  We will incur no placement agent fees or expenses for this investment. The issuance of the underlying shares is dependent upon the American Stock Exchange’s approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. As part of the investment, we agreed to file a registration statement with the Securities and Exchange Commission to qualify the resale of the 177,853 maximum total shares of common stock potentially issuable upon the conversion of the Convertible Promissory Note.

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

We signed an investment agreement dated November 13, 2006 with an individual investor, Richard Sullivan, Citytalk’s Chairman and CEO, relating to an investment of $225,000 (the “Investment Agreement”).  The investment was taken in the form of a promissory note (the “Convertible Promissory Note”) which may be converted by Mr. Sullivan at his discretion at any time into restricted common shares of Semotus at a conversion price of ten cents ($0.10) per share, for a total of 2,250,000 shares.  The closing price of Semotus’ common stock on November 13, 2006 was $0.14 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the beneficial conversion feature is calculated to be $72,766 (net of accretion of $17,234). The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount will be amortized over the life of the Convertible Promissory Note. The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on November 1, 2008.  We will incur no placement agent fees or expenses for this $225,000 investment. The issuance of the underlying shares is dependent upon the American Stock Exchange’s approval. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

This Convertible Promissory Note was converted in full on September 13, 2007 at $2.00 per share and we issued a total of 120,000 shares of restricted common stock, comprising of 112,500 shares for the principal of $225,000 and 7,500 shares for the accrued interest of $15,000. $51,702 in unamortized discount was written off at the time of conversion.

12. REVENUE
We have a diversified customer list. We have many corporate customers utilizing our wireless software applications and services, and the broadly diversified base means there is no significant concentration in any one particular industry.  We derive revenue from our customers as discussed in Note 3, “Summary of Significant Accounting Policies: Revenue Recognition”.

13. CONCENTRATIONS OF CREDIT RISK:
Two customers accounted for a combined total of 14% of our revenues for the fiscal year ended March 31, 2008; representing 7% each of our revenues for the year ended March 31, 2008.  Three customers accounted for a combined total of 60% of our accounts receivable at March 31, 2008; representing 37%, 9% and 14% each of our accounts receivable at March 31, 2008.

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

14.. STOCK, OPTION AND WARRANT EXPENSE
The stock, option and warrant expense is a non-cash expense related to the issuance of equity and equity-related securities for services performed for us by employees and outside third party contractors. The accounting for these expenses is in accordance with SFAS 123 for employee options and SFAS 123, and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or  Services”, for outside third party contractors.

Stock issued for contractor services and as payment for liabilities is priced using the closing price of our common stock on the date the shares are issued. The expense is recognized over the term of the agreement or when the services have been performed.

The fair value of options and warrants issued for services is estimated using the Black Scholes option pricing model. The pricing model’s variables are measured on the date of grant, or if there are contingencies related to the services and vesting, the variables are measured on the date the contingencies are satisfied. The exercise price is set equal to the closing price of the stock on the measurement date. The term of the options and warrants ranges from one to ten years; the assumed expected life of the options and warrants ranges from one to four years.  For the fiscal year ended March 31, 2008, interest rates used are the approximate Treasury rate of 4.56% and the expected volatility was 94.51%.  For the fiscal year ended March 31, 2007, interest rates used are the approximate Treasury rate of 4.94% and the expected volatility was 95.68%.  The expense is recognized over the term of the agreement or when the services have been performed.

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

Net operating loss carryforwards available to us for U.S. federal and state tax purposes are as follows as of March 31, 2008:

Federal		State
Balance	Expiration	Balance	Expiration

$3,219,423	2013	$3,294,278	2012
4,429,411	2019	1,378,267	2013
3,684,281	2020	970,786	2014
9,313,338	2021	841,822	2015
8,036,642	2022	1,171,635	2016
2,349,193	2023	2,025,941	2017
1,749,406	2024	937,901	2018
862,523	2025	$9,683,529
1,343,164	2026
2,105,475	2027
1,075,802	2028
$38,168,658

As of March 31, 2007, we no longer owned a Canadian subsidiary, see Note 4, and therefore we no longer have any Canadian net operating loss carryover.

The utilization of the net operating losses to offset future taxable income may be limited under U.S. tax laws.

For federal and state tax purposes, at March 31, 2008 and 2007, we had net deferred tax assets of approximately $14,000,000 for both years, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is uncertain that a tax benefit may be realized from the asset in the future. We have established a valuation allowance to the extent of our deferred tax assets since it is more likely than not that the benefit will not be realized. The total valuation allowance did not change in the fiscal years ended March 31, 2008 and 2007.

16. EARNINGS PER SHARE (EPS)
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

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

	Year Ended March 31,
	2008	2007
Basic EPS:
Net income (loss)	$(2,120,528)	$(2,062,988)
Weighted average common shares outstanding	1,981,622	1,748,589
Basic EPS	$(1.07)	$(1.18)

Diluted EPS:
Net income (loss)	$(2,120,528)	$(2,062,988)
Weighted average common shares outstanding	1,981,622	1,748,589
Convertible preferred	--	--
Warrants	--	--
Stock options	--	--
Total shares	1,981,622	1,748,589
Diluted EPS	$(1.07)	$(1.18)

In the fiscal years ended March 31, 2008 and 2007, 1,384,500 and 517,254 potential shares, respectively, were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

17. OPERATING LEASES
We currently lease space for our operations in Los Gatos, California. The lease for the California office expires in September 2008.  The lease for the office located in British Columbia was terminated in September 2006. The lease for the Expand Beyond office located in Chicago, Illinois expired in November 2006. The terms and conditions of the California lease are normal and customary.

Rental expense was $116,308 in fiscal year 2008 and $115,460 in fiscal year 2007.

Future minimum lease payments due under the California lease agreement is as follows for the years ending March 31:

2009	$58,896
2010	--
2011	--
$58,896

18. RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2007 and automatically renewed for one-year terms unless notice is provided by either party.  Effective July 15, 2007, the Compensation Committee agreed that we should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine for a term of three years.  Under this new employment agreement, Mr. LaPine is entitled to a base salary of $240,000 per year, plus discretionary increases in accordance in conformity with our standard review procedure. However, Mr. LaPine’s previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine will continue to be compensated at an annual salary of $216,000.  Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate. If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached, all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term.

Effective January 2005 we entered into an independent contractor agreement with a company located in Pakistan to provide us with certain engineering services. (See Item 1: Description of our Business: Research and Development).  This Pakistani company is partially owned by Mr. Umair Khan, who was our Chief Operating Officer from December 14, 2005 to May 5, 2006 and who was the Chairman and President of Clickmarks, Inc., one of our wholly owned subsidiaries, from 1999 until May 5, 2006, and who was on our Advisory Board from May of 2006 to May 2007.

19. COMMITMENTS AND CONTINGENCIES
We are not a party to any legal proceedings.

20. EMPLOYEE BENEFIT PLAN
During 1998, we established a plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan, not to exceed the statutory amount, and we may make matching contributions. We made no contributions in fiscal year 2007. However, for the 2007 calendar year the Plan was Top Heavy, and we are required to make a contribution of a total of $10,667 to certain contributing employees by no later than November 30, 2008.  Additionally, as of January 1, 2008, we amended the Plan so that we match an equal amount up to 3% of employee contributions and we match 50% of the employee contributions that are between 3-5% of their compensation, for a 4% total match to employee contributions.

21.  REVERSE SPLIT
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

22.  AMEX DELISTING
On February 25, 2008 the American Stock Exchange (AMEX) determined to delist our common stock from the Amex as soon practicable.  As previously reported in our SEC reports, we received a deficiency letter from the American Stock Exchange (Amex) dated July 14, 2006, advising that, based upon its review of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, we were not in compliance with Amex' continued listing requirements. Specifically, we were not in compliance with Section 1003(a)(iii) of the Amex Company Guide, because our stockholders' equity is less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a compliance plan to Amex, but were not able to make progress consistent with our plan.  Therefore, the AMEX initiated delisting proceedings pursuant to Section 1009 of the AMEX Company Guide on February 25, 2008.

On March 5, 2008 we began trading on the OTC Bulletin Board under the symbol SMOA.

23. EQUITY PRIVATE PLACEMENT
We closed an equity private placement of $560,000 on May 16, 2006.  Under the terms of the private placement, we sold to Southshore Capital Fund, Ltd. and Southridge Partners, LP an aggregate of 164,705 shares of common stock at $3.40 per share and 140,500 share purchase warrants.  Each warrant entitles the holder to purchase an additional share of common stock at a price of $6.00 per share until May 16, 2011. These warrants became exercisable on November 16, 2006. We incurred no placement agent fees, but after payment of expenses in the amount of $45,000, we received net proceeds of $515,000.  These funds are being used to increase our sales and marketing efforts and for other general working capital purposes.

24.  INNOFONE TRANSACTION
On July 23, 2007, we entered into a Software License Agreement and Stock Issuance and Registration Rights Agreement with Innofone.com Incorporated (“Innofone”), relating to a royalty free license of our HipLinkXS and Clickmarks software applications (the “Agreement”).  The consideration for this software license consisted of $3.75 million worth of Innofone’s restricted common stock at a price we calculated as $0.19 per share, which equals 19,736,842 shares, with demand and piggyback registration rights.  We also granted Innofone an option to buy certain assets, including the Hiplinkxs and Clickmarks software application products, the complete terms and conditions of which were not fully defined or agreed upon (“Asset Sale”). At a minimum, this Asset Sale would require a payment by Innofone of $250,000 and a convertible note due from Innofone in favor of us for $500,000. Additionally, there was a post-closing purchase price adjustment on the Innofone stock, should the stock fall below $3.75 million in aggregate value, in order for Stockgroup to retain its option to purchase certain assets of Semotus.

Pursuant to the post-closing purchase price adjustment provision in the Agreement, Innofone issued to us 26,888,158 additional shares of Innofone restricted common stock during the second quarter ended September 30, 2007, for a total of 46,625,000 shares of Innofone’s restricted common stock.  As of September 30, 2007 we owned approximately 35% of Innofone, and, accordingly, the investment was accounted for on the equity method.  Innofone is currently delinquent in its SEC filings and working with its auditors to find a cost effective way to become current.  Innofone’s last quarterly report was filed with the SEC on May 21, 2007 for the three and nine months ended March 31, 2007, in which it reported total assets of $53,523,822, total liabilities of $39,256,222 and a net loss for the three and nine months ended March 31, 2007 of $17,156,434 and $33,601,375, respectively. Since September 30, 2007, Innofone’s common stock has declined.

We initially generated $3.75 million of other income from the sale of a software license to Innofone. However, due to the continuing operating losses and the uncertainty of Innofone’s business, as of March 31, 2008, Semotus reduced the value of its investment to $0 and thereby recorded a $366,250 loss for the fourth quarter and a $3,730,000 loss for the year ended March 31, 2008.

As of the contractual deadline of October 22, 2007, Innofone had not paid us $250,000, and therefore its option to buy certain assets expired.  Innofone’s right of first refusal to merge with us has also therefore expired. On April 30, 2008 we entered into a Termination Agreement with Innofone, whereby we returned all of the shares of Innofone common stock received under the License Agreement in exchange for the complete termination of the software license granted to Innofone thereunder.

25.  SUBSEQUENT EVENTS
We entered into a definitive Contribution Agreement on April 23, 2008 with Flint Telecom, Inc. (“Flint”) and Flint Telecom Limited (“Flint Parent”), relating to our purchase of certain assets and liabilities of Flint in exchange for shares of our restricted common stock (the “Contribution Agreement”).  Flint provides next generation turnkey voice, data and wireless services through partner channels primarily in the United States. These partners include internet service providers (“ISPs”), rural telecom companies and PBX vendors. The partners in turn market these services under their own brands to residential and business customers. Flint also provides its partners with a wholesale call platform for aggregating call traffic at cost competitive rates.

In the Contribution Agreement, Flint has agreed to contribute substantially all of its assets and certain liabilities for 28,460,094 shares of our restricted common stock.  On a fully diluted basis, taking into consideration our outstanding stock, the stock issuance to Mr. LaPine, as described below, and assuming the exercise of Flint’s convertible promissory notes (which will result in the issuance of a maximum potential total of approximately 14,000,000 additional shares) and our outstanding stock options, but not including our outstanding warrants, there will be a total of approximately 48,000,000 shares outstanding, and the transaction will result in the Semotus shareholders owning approximately 5%, Mr. LaPine owning approximately 5% and Flint and its investors owning approximately 90% of the combined corporation upon the close of the transaction.  The Contribution Agreement is subject to certain closing conditions, including a financing transaction that will generate a minimum of at least $800,000 of proceeds available to Flint for working capital purposes.

Additionally, as part of the closing of the acquisition of the assets and liabilities of Flint, Semotus and Anthony LaPine, Semotus’ CEO, shall execute an amendment to Mr. LaPine’s existing employment agreement, in a form reasonably satisfactory to Flint, effectuating the following:  (i) Mr. LaPine’s title shall change from Chairman and Chief Executive Officer to Chairman; (ii) Mr. LaPine’s job description shall change to performing services commensurate with his position as Chairman, maintaining Semotus’ public listing and SEC compliance and managing the day-to-day operations relating to the Semotus Business; (iii) Mr. LaPine shall be issued Two Million One Hundred Fifty-Eight Thousand (2,158,000) shares of voting restricted common stock of Semotus (evidencing an approximate 5% ownership of Semotus on a fully-diluted basis taking into account the Semotus Shares issued to Flint at the Closing and including for these purposes Flint’s convertible promissory notes and any shares outstanding or available for issuance under Semotus’ existing stock option plans). Mr. LaPine shall also have the right to purchase (at any time within the three-year period commencing on the date of Closing) or, in the event the Board shall determine to dispose of the Semotus Business unit prior to the end of such three-year period, a right of first refusal with respect thereto, in exchange for (1) the 2,158,000 shares issued in accordance with the Contribution Agreement or (2) the fair market value of the Semotus Business at the time Mr. LaPine exercises his right to purchase (payable in cash or in shares of Semotus common stock issued to Mr. LaPine hereunder), whichever is less.

We also signed an investment agreement dated April 23, 2008 with Flint Telecom Limited (the “Flint Parent”), relating to an investment of US$200,000 into Semotus (the “Investment Agreement”).  The investment was taken in the form of a convertible promissory note (the “Note”) which may be converted by Flint Parent at its discretion at any time into restricted common shares of Semotus at a conversion price of $0.275 per share, for an aggregate of Seven Hundred Twenty Seven Thousand, Two Hundred Seventy Two (727,272) shares (subject to adjustment for any accrued interest, and subject to adjustment for anti-dilution).  The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on April 23, 2010.  We did not incur any placement agent fees or expenses for this $200,000 investment. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

On April 30, 2008 we entered into a Termination Agreement with Innofone, whereby we returned all of the shares of Innofone common stock received under the License Agreement in exchange for the complete termination of the software license granted to Innofone thereunder.  See Note 24: Innofone Transaction, for more details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: JUNE 27, 2008	SEMOTUS SOLUTIONS, INC.

	BY:	/s/ Anthony N. LaPine
ANTHONY N. LAPINE
CHIEF EXECUTIVE OFFICER
AND CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Anthony N. LaPine	CHIEF EXECUTIVE OFFICER	JUNE 27, 2008
ANTHONY N. LAPINE	AND CHAIRMAN OF THE BOARD

/s/ Charles K. Dargan, II	CHIEF FINANCIAL OFFICER,	JUNE 27, 2008
CHARLES K. DARGAN II	TREASURER

/s/ Mark Williams	DIRECTOR	JUNE 27, 2008
MARK WILLIAMS

/s/ Laurence Murray	DIRECTOR	JUNE 27, 2008
LAURENCE MURRAY

/s/ Robert Lanz	DIRECTOR AND CHAIRMAN	JUNE 27, 2008
ROBERT LANZ	OF THE AUDIT COMMITTEE