Form 10-Q
period 2008-06-30
SEMOTUS SOLUTIONS INC
filed 2008-08-12
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 1-15569

SEMOTUS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3574355
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

718 University Ave., Suite 202, Los Gatos, CA 95032
(Address of Principal Executive Offices including zip code)

(408) 399-6120
(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 1, 2008, the Issuer had 2,990,982 Shares of Common Stock outstanding.

SEMOTUS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2008	March 31, 2008
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 226,601	$ 222,384
Trade receivables (net of allowance for doubtful accounts of $7,035 at June 30, 2008 and March 31, 2008)	101,248	151,995
Prepaid expenses and other current assets	21,980	24,190
	------------	---------------
Total current assets	349,829	398,569

Goodwill, net	1,430,141	1,430,141
Receivable from Stockgroup asset sale (Note 7)	101,400	117,724
	------------	-----------------
Total assets	$ 1,881,370	$ 1,946,434
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 63,439	$ 129,781
Accrued payroll	67,270	58,387
Other accrued liabilities	32,016	13,816
Deferred revenue	229,271	238,688
	------------	----------------
Total current liabilities	391,995	440,672
	------------	----------------
LONG TERM LIABILITIES:
Convertible promissory note (Note 6)	200,000	--
Accrued interest on convertible promissory note	2,805	--
	------------	---------------
Total liabilities	594,801	440,672
	------------	---------------
SHAREHOLDERS’ EQUITY:
Common stock: $0.01 par value; authorized: 50,000,000 shares; 2,249,164 issued and outstanding at June 30, 2008 and March 31, 2008	22,492	22,492
Additional paid-in capital	72,883,348	72,867,976
Accumulated deficit	(71,619,271)	(71,384,706)
	-------------------	----------------
Total shareholders’ equity	1,286,569	1,505,762
	------------------	---------------
Total liabilities and shareholders’ equity	$ 1,881,370	$ 1,946,434

See accompanying notes to condensed consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months June	Ended 30,
	2008	2007
Revenues	$ 230,735	$ 314,331

Cost of revenues	1,588	20,710
	------------	------------
Gross profit	229,147	293,621

Operating expenses:
(Exclusive of stock, option and warrant expense)
Research and development	24,585	42,496
Sales and marketing	208,223	157,000
General and administrative	213,039	216,093

Stock, option and warrant expense:
Research and development	3,360	12,367
Sales and marketing	2,731	5,097
General and administrative	9,281	40,138
	------------	------------
	15,372	57,602
	------------	------------
Total operating expenses	461,219	473,191
	------------	------------
Operating loss	(232,072)	(179,570)

Other income (expense)	(2,493)	374,716
	------------	------------
Net income (loss)	$ (234,565)	$ 195,146
	===========	==========
Net income (loss) per common share:
Basic	$ (0.10)	$ 0.11
Diluted	$ (0.10)	$ 0.09
	===========	==========
Weighted average shares outstanding:
Basic	2,249,164	1,778,374
Diluted	2,249,164	2,068,727
	===========	==========

See accompanying notes to condensed consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months June	Ended 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (234,565)	$ 195,146

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation expense related to stock, stock options and warrants issued for services	5,834	2,973
FAS123R expense	9,538	54,629
Amortization of debt discount and accrued interest on Notes Payable	--	25,989
(Gain) loss on Stockgroup asset sale (Note 7)	--	(350,000)

Changes in assets and liabilities:
Accounts and other receivables	38,895	(9,677)
Receivable from Stockgroup for transitional services (Note 7)	11,852	(37,684)
Prepaid expenses and other assets	2,210	5,995
Accounts payable	(66,342)	(33,616)
Accrued expenses and other current liabilities	29,888	1,027
Deferred revenue	(9,417)	62,955
	-----------	-----------
Net cash used in operating activities	(212,107)	(82,263)
	-----------	------------
Cash flows from investing activities:
Proceeds from Stockgroup asset sale (Note 7)	--	150,000
Proceeds on receivable from Stockgroup asset sale (Note 7)	16,324	15,025
	-----------	------------
Net cash provided by investing activities	16,324	165,025
	-----------------	----------------
Cash flows from financing activities:
Equipment loan	--	(375)
Net proceeds from Flint note payable	200,000	--
	-----------	-----------
Net cash provided by (used in) financing activities	200,000	(375)
	-----------	-----------
Net increase in cash and cash equivalents	4,217	82,387
Cash and cash equivalents, beginning of period	222,384	305,588
	-----------	------------
Cash and cash equivalents, end of period	$ 226,601	$ 387,975
	===========	==========

See accompanying notes to condensed consolidated financial statements.

SEMOTUS SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months June	Ended 30,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$ --	$ 351
	===========	===========
Cash paid for income taxes	$ --	$ 131
	===========	===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Deferred tax asset related to stock option grants	$ --	$ 4,686
	===========	===========
Non cash settlement of liabilities	$ --	$ 25,989
	===========	===========
Receivable assumed from Stockgroup asset sale (Note 7)	$ --	$ 200,000
	===========	===========

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

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS
The accompanying condensed consolidated financial statements include the accounts of Semotus Solutions, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended June 30, 2008 and 2007 have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 currently has a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 currently has a material impact on our financial statements.

4.  STOCK-BASED COMPENSATION
On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three months ended June 30, 2008 and 2007 was $15,372 and $57,602, respectively.

We have estimated the fair value of our option awards granted after April 1, 2006 using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use actual data to estimate option exercises, forfeitures and cancellations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended June 30,
Black-Scholes -Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$ 0.26	$ 0.148
Expected term (in years)	6.23 years	4 years
Expected volatility	100.34%	95.68%
Weighted average volatility	100.34%	95.68%
Expected dividend yield	--	--
Risk-free rate	3.10%	4.94%

The following table summarizes the stock option transactions for the quarter ended June 30, 2008 based upon a closing stock price of $0.65 per share as of June 30, 2008:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
Outstanding at April 1, 2008	1,109,486	1.15	--
Granted	110,000	0.32	36,300
Exercised	--	--	--
Forfeited	82,411	4.68	--
Expired	2,213	4.42	--

Outstanding at June 30, 2008	1,134,862	0.78	--
Exercisable at June 30, 2008	1,010,087	0.84	--

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.65 market price of our common stock at June 30, 2008.

No options were exercised during the three months ended June 30, 2008.

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

For the three months ended June 30, 2008, 2,136,398 potential shares were not included in the shares used to calculate diluted EPS, as no potential shares currently have the effect of being dilutive.

For the three months ended June 30, 2007, 290,353 potential shares were included in the shares used to calculate diluted EPS, as their effect is dilutive, and 522,671 potential shares were not included in the shares used to calculate diluted EPS, as their effect is not dilutive due to the fact that the exercise prices of all of our options and warrants were greater than the average market price of our stock over the three months ended June 30, 2007.

6.  FLINT INVESTMENT, CONVERTIBLE PROMISSORY NOTE AND POTENTIAL ACQUISITION TRANSACTION
We signed an investment agreement dated April 23, 2008 with Flint Telecom Limited (the “Flint Parent”), relating to an investment of $200,000 into Semotus (the “Investment Agreement”).  The investment was taken in the form of a convertible promissory note (the “Note”) which may be converted by Flint Parent at its discretion at any time into restricted common shares of Semotus at a conversion price of $0.275 per share, for an aggregate of 727,272 shares (subject to adjustment for any accrued interest, and subject to adjustment for anti-dilution).  The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on April 23, 2010.  We did not incur any placement agent fees or expenses for this $200,000 investment. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

Simultaneously, we entered into a contribution agreement with Flint Telecom, Inc. (“Flint”) and the Flint Parent, pursuant to which we will acquire the majority of Flint’s assets and liabilities in exchange for shares of our restricted common stock, subject to certain closing conditions, including the completion by Flint of a financing transaction and the completion of an audit of Flint (the “Transaction”). Upon the closing of this transaction (the “Close”), we expect to issue approximately 28.5 million common shares of Semotus to Flint and approximately 2 million common shares to Mr. LaPine. On a fully diluted basis, taking into consideration our outstanding stock, the stock issuance to Mr. LaPine, and assuming the exercise of Flint’s convertible promissory notes (which will result in the issuance of a maximum potential total of approximately 14,000,000 additional shares) and our outstanding stock options and warrants, there will be a total of approximately 49,000,000 shares outstanding, which will result in Flint owning approximately 90% of the common stock of the Company, Mr. LaPine owning 5% of the Company and the existing Semotus shareholders owning 5%.  However, there are still some outstanding closing conditions that have not yet been met as of the date of this filing.

7. STOCKGROUP ASSET SALE
We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. (“Stockgroup”), relating to the sale of our wireless financial information assets (the “Agreement”).  As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services.  The purchase price for this asset sale consists of up to $350,000; $150,000 was paid on the closing date, May 9, 2007, and the remaining $200,000 is be paid through a monthly revenue share of 30%, until $200,000 has been paid to us or two years have passed from the date of Closing or gross revenue falls below $15,000 per month, whichever occurs first  In accordance with the Transition Services Agreement, we continue to provide certain transition services to Stockgroup, including certain accounting, administrative and technical services related to the financial data products.  As of June 30, 2008, Stockgroup owed us a total of $118,525, comprising the unpaid balance of $101,400 from the original $200,000 purchase price, and $17,125 for transitional services provided by Semotus to date.

8. RELATED PARTY TRANSACTIONS
Effective May 1, 1996, we entered into a three year employment agreement with our Chief Executive Officer. This agreement was extended to May 1, 2007 and automatically renewed for one-year terms unless notice is provided by either party.  Effective July 15, 2007, the Compensation Committee agreed that we should terminate the existing employment agreement with Mr. LaPine and enter into a new employment agreement with Mr. LaPine for a term of three years.  Under this new employment agreement, Mr. LaPine is entitled to a base salary of $240,000 per year, plus discretionary increases in accordance with our standard review procedure. However, Mr. LaPine’s previous voluntary decrease of $24,000 annually in compensation will continue with the same voluntary decrease in his annual salary under the new employment agreement so that Mr. LaPine will continue to be compensated at an annual salary of $216,000.  Mr. LaPine also receives a car allowance in the amount of $1,000 per month. Mr. LaPine is eligible for an annual bonus, with the actual amount of bonus paid to be determined by the Committee in its sole discretion, based upon such factors and performance goals as the Committee deems appropriate. If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached, all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term.

9.  CONCENTRATIONS OF CREDIT RISK:
Three customers accounted for a total of 28% of our revenue in the three months ended June 30, 2008, representing 5%, 8% and 15% each.  Four customers accounted for 46% of our accounts receivable at June 30, 2008, representing 17%, 11%, 9% and 9% each.

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

10. INNOFONE TRANSACTION
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

11. SUBSEQUENT EVENTS
On July 22, 2008, Flint Telecom, Ltd. (“Flint”) converted 100% of its convertible promissory note issued on April 23, 2008, which included the entire outstanding principal amount of $200,000 and all accrued interest up to and including July 22, 2008, which comes to a total of $204,000, into restricted common shares of Semotus Solutions, Inc. at a conversion price equal to $0.275 per share, which equals a total of 741,818 shares of our restricted common stock. See Note 6 for more details on the convertible promissory note.

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

CRITICAL ACCOUNTING POLICIES
We described our critical accounting policies in Item 6, "Management's Discussion and Analysis or Plan of Operation," of our Annual Report on Form 10-KSB for the year ended March 31, 2008.

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

OVERVIEW
In the first quarter of fiscal year 2008 we sold our Global Market Pro family of financial data products to Stockgroup, since those products serve a specific market that Stockgroup has a larger presence in. During the first quarter of our fiscal year 2009 we have continued to focus on sales of our HipLink family of software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of our enterprise software marketing strategy with wireless and mobile features available in the software. We also continue to work towards closing the acquisition of the majority of the assets and liabilities of Flint Telecom, Inc. (“Flint”).  Although all contractual extensions have expired, we are working with Flint to execute an extension that will provide enough time for Flint to complete the outstanding closing contingencies. If however, the Flint transaction does not close, we will continue to look for another merger partner.

Management believes that it has adequate working capital for the next 12 months.

We had a net loss of $(234,565), $(0.10) per share basic and diluted, in the three months ended June 30, 2008, as compared to net income of $195,146, $0.11 per share basic and $0.09 per share diluted, in the three months ended June 30, 2007.  Our overall cash increased by $4,217 in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, in which our overall cash increased by $82,387.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES
Revenues for the three months ended June 30, 2008 decreased 27% to $230,735 as compared to $314,331 in the same three month period ended June 30, 2007. This is due to a continued weakness in our software sales for the first quarter of FY 2009 due to a continued weakness in the wireless messaging software market.

COST OF REVENUES AND GROSS MARGIN
The overall gross profit margin increased to 99% in the three months ended June 30, 2008 from 93% in the same three month period ended June 30, 2007. The increase in gross profit margin is principally due to the sale of the financial data and software services assets, which had higher costs and a lower gross profit. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products. Other costs directly related to the financial data software and services assets, are data feed costs, which have been eliminated with the sale of those assets.

OPERATING EXPENSES
Operating expenses decreased 3% to $461,219 in the three months ended June 30, 2008 versus $473,191 for the same three month period in the last fiscal year, mainly due to a decrease in research and development expenses as a result of moving engineering and development offshore, as well as a decrease in stock and option compensation expenses due to a reduction in stock and option grants.  These expenses were offset somewhat by the increase in sales and marketing expenses as new sales staff and marketing programs were initiated. We categorize operating expenses into four major categories: research and development, sales and marketing, general and administrative, and stock, option and warrant expense. The table below summarizes the changes in these four categories of operating expenses (unaudited):

	Three Months Ended June 30,
Description	2008	2007
Research and development	$ 24,585	$ 42,496
Sales and marketing	208,223	157,000
General and administrative	213,039	216,093
Stock, option and warrant expense	15,372	57,602
	-----------------	------------------
Total	$ 461,219	$ 473,191

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred.  These costs decreased substantially due to moving our research and development efforts offshore.  Remaining engineering costs are due to production projects for existing products and services.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs increased compared to last year due to an increase in sales and marketing personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of SEC filings, and investor and public relations. These costs decreased slightly during the three months ended June 30, 2008 versus 2007 due to a decrease in the use of outside services from independent contractors and our move from the American Stock Exchange (“Amex”) to the OTC Bulletin Board and the resulting elimination of costs related to being listed on the Amex.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance. The decline in this expense is directly related to the reduction in the number and amount of stock and option grants in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

OTHER INCOME (EXPENSE)
The $2,493 in other expense for the three months ended June 30, 2008 is comprised mainly of accrued interest on the note payable to Flint, offset by interest and other miscellaneous income.

The $374,716 in other income for the three months ended June 30, 2007 is comprised mainly from the gain on the sale of the financial data software and services assets offset by interest expense from the amortization of the debt discount and the accrued interest on notes payable.

LIQUIDITY AND CAPITAL RESOURCES
The overall cash increased by $4,217 for the three months ended June 30, 2008 as compared to an increase in cash of $82,387 for the three months ended June 30, 2007. The sources and uses of cash are summarized as follows (unaudited):

	Three Months Ended June 30,
	2008	2007
Cash used in operating activities	$ (212,107)	$ (82,263)
Cash provided by investing activities	16,324	165,025
Cash provided by (used in) financing activities	200,000	(375)
	---------------------	----------------------
Net increase in cash and cash equivalents	$ 4,217	$ 82,387

During the three months ended June 30, 2008, cash used in operating activities from continuing operations consisted principally of an operating loss of $232,072 resulting from gross profits of $229,147 and operating expenses of $461,219.  Other operating activities contributing to a decrease in cash were a decline in accounts payable and deferred revenue offset by cash produced mainly through a decrease in accounts receivable, including the receivable from Stockgroup, and an increase in accrued expenses and other current liabilities.

During the three months ended June 30, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $179,570 resulting from gross profits of $293,621 and operating expenses of $473,191. Also, a gain on the sale of the financial data and software services assets offset by interest expense of $25,989 produced other income of $374,716. Other operating activities contributing to the increase in cash were mainly from an increase in deferred revenue of $62,955. Activities that contributed to a decrease in cash were an increase in accounts receivable, including the receivable from Stockgroup and a decrease in accounts payable of $33,616.

Cash provided by investing activities in the three months ended June 30, 2008 consisted of proceeds resulting from the interim services agreement with Stockgroup.  During the three months ended June 30, 2007, cash provided by investing activities consisted of proceeds resulting from the asset sale to Stockgroup and from the interim services agreement with Stockgroup.

Cash provided by financing activities for the three months ended June 30, 2008 consisted of $200,000 in proceeds from the issuance of a convertible promissory note to Flint Telecom, Ltd. (See Note 6). Cash used in financing activities for the three months ended June 30, 2007 consisted of payment on an equipment loan.

As of June 30, 2008, we had cash and cash equivalents of $226,601, an increase of $4,217 from the balance at March 31, 2008, which was $222,384.  Our working capital deficit remained basically constant as of June 30, 2008 at ($42,166) as compared to a working capital deficit of ($42,103) at March 31, 2008. We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $62,496 in fiscal 2009 and $3,600 in fiscal 2010. There are no material commitments for capital expenditures at June 30, 2008.

Management believes that it has adequate working capital for the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 currently has a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 currently has a material impact on our financial statements.

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological changes, our dependence on wireless networks owned and controlled by others, and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB for the year ended March 31, 2008. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of our chief financial officer and chief executive officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2008. Based on their evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In future filings we will disclose any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended June 30, 2008 we issued a convertible promissory note to Flint Telecom, Ltd. (“Flint”) dated April 23, 2008 for $200,000 (the “Note”). The Note may be converted at any time into restricted common shares of Semotus at a conversion price of $0.275 per share, for an aggregate of 727,272 shares (subject to adjustment for any accrued interest, and subject to adjustment for anti-dilution).  The unpaid principal shall accrue interest at 8% per annum and all unconverted principal and interest is due and payable on April 23, 2010.  We incurred no placement agent fees or expenses for this $200,000 investment. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes. On July 22, 2008, Flint converted 100% of the Note, which included the entire outstanding principal amount of $200,000 and all accrued interest up to and including July 22, 2008, which comes to a total of $204,000, into restricted common shares of Semotus Solutions, Inc. at a conversion price equal to $0.275 per share, which equals a total of 741,818 shares of our restricted common stock. See Note 6 for more details on the Note.

With respect to this transaction, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investor was given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuance was made without general solicitation or advertising.  The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:
Number	Description	Location
2.1	Software License Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated July 23, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 27, 2007.
2.2	Termination Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated April 30, 2008.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on May 2, 2008.
2.3	Contribution Agreement by and among Semotus Solutions, Inc., Flint Telecom, Inc. and Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 29, 2008.
2.4	Investment Agreement by and among Semotus Solutions, Inc. and Flint Telecom, Ltd. dated April 23, 2008.	Incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on April 29, 2008.
4.1	Convertible Promissory Note dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on April 29, 2008.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Anthony N. LaPine.	Filed electronically herewith.
31.2	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Anthony N. LaPine.	Filed electronically herewith.
32.2	Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMOTUS SOLUTIONS, INC.

Date: August 12, 2008             By: /s/ Anthony N. LaPine
                                    ---------------------------------------
                                    Anthony N. LaPine, CEO and
                                    Chief Executive Officer (Principal
                                    Executive Officer)

                                    By: /s/ Charles K. Dargan, II
                                    ---------------------------------------
                                    Charles K. Dargan, II, Chief Financial
                                    Officer (Principal Financial Officer)

End of Filing