Form 10-Q
period 2008-09-30
FLINT TELECOM GROUP INC.
filed 2008-11-13
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 1-15569

FLINT TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3574355
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

718 University Ave., Suite 202, Los Gatos, CA 95032
(Address of Principal Executive Offices including zip code)

(408) 399-6120
(Issuer's telephone number)

Formerly: Semotus Solutions, Inc.

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

As of November 1, 2008, the Issuer had 43,369,076 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008	March 31, 2008
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$83,162	$222,384
Trade receivables (net of allowance for doubtful accounts of $7,035 at September 30, 2008 and March 31, 2008)	390,711	151,995
Prepaid expenses and other current assets	18,923	24,190
	-----------------	---------------
Total current assets	492,796	398,569

Goodwill, net	1,430,141	1,430,141
Long term note receivable from Stockgroup asset sale (Note 7)	86,106	117,724
	------------	-----------------
Total assets	$2,009,043	$1,946,434
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,036	$129,781
Accrued payroll	187,976	58,387
Other accrued liabilities	81,391	13,816
Deferred revenue	192,277	238,688
	---------------	----------------
Total current liabilities	584,680	440,672
	------------	----------------
Total liabilities	584,680	440,672
	------------	---------------
SHAREHOLDERS’ EQUITY:
Common stock: $0.01 par value; 100,000,000 authorized, 2,990,982 issued and outstanding at September 30, 2008, and 50,000,000 authorized, 2,249,164 issued and outstanding at March 31, 2008	29,910	22,492
Additional paid-in capital	73,082,605	72,867,976
Accumulated deficit	(71,688,152)	(71,384,706)
	-------------------	----------------
Total shareholders’ equity	1,424,363	1,505,762
	------------------	---------------
Total liabilities and shareholders’ equity	$2,009,043	$1,946,434

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months September	Ended 30,	Six Months September	Ended 30,
	2008	2007	2008	2007
Revenues	$425,680	$139,803	$656,415	$454,134

Cost of revenues	885	1,753	2,473	22,463
	-----------------	------------	------------	------------
Gross profit	424,795	138,050	653,942	431,671

Operating expenses:
(Exclusive of stock, option and warrant expense)
Research and development	89,387	74,690	113,972	117,185
Sales and marketing	213,975	181,857	422,198	338,858
General and administrative	246,605	239,602	459,644	458,751

Stock, option and warrant expense:
Research and development	853	12,445	4,213	24,812
Sales and marketing	591	5,097	3,322	10,194
General and administrative	1,231	16,922	10,512	54,087
	---------------	------------	------------	------------
	2,675	34,464	18,047	89,093
	--------------------	------------	------------	------------
Total operating expenses	552,642	530,613	1,013,861	1,003,887
	---------------------	------------	------------	------------
Operating loss	(127,847)	(392,563)	(359,919)	(572,216)

Other income (expense)	58,966	3,720,924	56,473	4,044,021
	--------------------	------------	------------	------------
Net income (loss)	$(68,881)	$3,328,361	$(303,446)	$3,471,805
	=============	===========	===========	============
Net income (loss) per common share:
Basic	$(0.02)	$1.85	$(0.13)	$1.94
Diluted	$(0.02)	$1.69	$(0.13)	$1.77
	============	=============	===========	=============
Weighted average shares outstanding:
Basic	2,813,591	1,795,492	2,300,755	1,786,886
Diluted	2,813,591	1,973,345	2,300,755	1,964,739
	============	===========	===========	==============

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months September	Ended 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(303,446)	$3,471,805

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Compensation expense related to stock, stock options and warrants issued for services	7,472	6,485
FAS123R expense	10,575	89,093
Amortization of debt discount and accrued interest on Notes Payable	4,000	101,016
(Gain) loss on Stockgroup asset sale (Note 7)	--	(350,000)
(Gain) loss on Innofone transaction (Note 10)	--	(3,630,000)
Expired merger and acquisition fee (Citytalk transaction)	--	100,000

Changes in assets and liabilities:
Accounts and other receivables	(222,429)	217,023
Receivable from Stockgroup for transitional services (Note 7)	(16,287)	(41,463)
Prepaid expenses and other assets	5,267	8,487
Accounts payable	(6,745)	13,536
Accrued expenses and other current liabilities	197,164	3,683
Deferred revenue	(46,411)	188
	---------------	-----------
Net cash provided by (used in) operating activities	(370,840)	(10,147)
	----------------	------------
Cash flows from investing activities:
Proceeds from Stockgroup asset sale (Note 7)	--	150,000
Long term receivable from Stockgroup asset sale (Note 7)	31,618	41,893
	----------------	------------
Net cash provided by investing activities	31,618	191,893
	------------------	----------------
Cash flows from financing activities:
Equipment loan	--	(717)
Net proceeds from Flint note payable	200,000	--
Fractional shares disbursement from reverse stock split	--	(22)
	-----------------	-----------
Net cash provided by (used in) financing activities	200,000	(739)
	------------------	-----------
Net increase (decrease) in cash and cash equivalents	(139,222)	181,007
Cash and cash equivalents, beginning of period	222,384	305,588
	------------------	------------
Cash and cash equivalents, end of period	$83,162	$486,595
	===========	==========
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months September	Ended 30,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$351
	===========	===========
Cash paid for income taxes	$--	$256
	===========	===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Deferred tax asset related to stock option grants	$--	$4,686
	===========	===========
Long term receivable from Stockgroup asset sale (Note 7)	$--	$200,000
	===========	===========
Investment in Innofone (Note 10)	$--	$3,630,000
	===========	===========
Common stock issued upon conversion of notes payable and accrued interest (Note 6)	$204,000	$240,000
	==========	===========

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
(Formerly Semotus Solutions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. FORMATION AND BUSINESS OF THE COMPANY:
Flint Telecom Group, Inc. (“We” or “Our”), changed our name from Semotus® Solutions, Inc. as of October 3, 2008.  From January 11, 2001 to October 2, 2008 we were named Semotus Solutions, Inc., and from August 5, 1999 to January 10, 2001 we were named Datalink.net, Inc. We were originally named Datalink Systems Corporation, and we were formed under the laws of the State of Nevada on June 18, 1996. On June 27, 1996, we went public through an acquisition of a public corporation, Datalink Communications Corporation ("DCC"), which was previously Lord Abbott, Inc., a Colorado corporation formed in 1986. In the June 27, 1996 acquisition of DCC, we issued 3,293,064 shares of our $0.01 par value Common Stock to the holders of 100% of the outstanding Common Stock of DCC, and DCC became our wholly owned subsidiary. As a part of the transaction, we acquired a Canadian corporation, DSC Datalink Systems Corporation, incorporated in Vancouver, British Columbia, which changed its name to Semotus Systems Corporation.

On October 1, 2008, we acquired substantially all of the assets and liabilities of Flint Telecom, Inc. (“FTI”) in exchange for 28,460,094 shares of our restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008.  FTI is a technology and services company that provides turnkey telecom services to the global telecom and media industry. Its assets are mainly comprised of telecom products that blend both proprietary software and industry leading technologies to create a converged voice and data network based on SIP protocol, the emerging technical standard for the future of telephony.  This is also known as Digital Phone Service or Voice over IP (VoIP).  FTI generates its income by licensing its technology to niche partner companies who themselves then provide next-generation telecom services to their customers in both residential and business markets. FTI partners with organizations such as internet service providers (ISPs), rural telecoms and cable companies, PBX system vendors and other niche telecom operators that benefit from offering additional telecom services to their existing customers. FTI enables its partners to quickly establish a reliable, feature rich and cost effective phone service for zero capital investment on behalf of its partner.

The Semotus business division is a leading provider of enterprise application software connecting individuals wirelessly to critical business systems, urgent information and key processes. We help mobile employees make better and faster decisions, increase customer satisfaction, and improve efficiencies in business processes for shorter sales and service cycles.  Our wireless software products and professional services are all included in the HipLink family of software, which provide immediate mobile access and control of business-critical software applications, databases, networks and servers. In the year ended March 31, 2008 we substantially scaled back the operations of Clickmarks and sold our Global Market Pro wireless financial data software and services to Stockgroup Systems Ltd.  In the year ended March 31, 2007, we closed the operations of Expand Beyond and transferred our research and development activities from Vancouver, Canada to Pakistan.

2. BASIS OF PRESENTATION AND FUTURE PROSPECTS
The accompanying condensed consolidated financial statements include the accounts of Flint Telecom Group, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended September 30, 2008 and 2007 have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

The accompanying condensed consolidated financial statements do not include the accounts of Flint Telecom, Inc. (“FTI”) because the acquisition transaction in which we purchased substantially all of FTI’s assets and liabilities closed on October 1, 2008, subsequent to the closing of our second fiscal quarter.  FTI’s accounts will be combined with our accounts and filed in an amendment to SEC Form 8-K, which we expect to file by no later than December 16, 2008. The acquisition will be accounted for as a reverse merger with the acquiring entity for accounting purposes being FTI.

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

The condensed consolidated financial statements include the accounts of Flint Telecom Group, Inc. and our wholly owned subsidiary, Clickmarks. All significant intercompany transactions and balances have been eliminated in consolidation.

Our management believes, after discontinuing all operations that were unprofitable, that the remaining continuing operations are sustainable and that we will have enough cash to maintain our operations over the next twelve months. Although those operations range from slightly cash positive to cash negative on a monthly basis, the overall trend toward positive cash flow is continuing. Further, with the closing of the acquisition transaction with FTI, our operations will be augmented in the current fiscal year. However, our continued operation is still dependent on increasing sales and achieving profitability and/or obtaining sufficient long-term financing.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

4.  STOCK-BASED COMPENSATION

On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three months ended September 30, 2008 and 2007 was $2,675 and $34,464; total stock compensation expense recognized by us during the six months ended September 30, 2008 and 2007 was $18,047 and $89,093, respectively.

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

	Fiscal Year Ended
Black-Scholes -Based Option Valuation Assumptions	2009	2008
Fair value of options granted during the period	$ 0.26	$ 0.148
Expected term (in years)	2.5 – 7.0 years	2.0 – 7.0 years
Expected volatility	99.7% - 105.9%	91.9% - 107.1%
Weighted average volatility	100.34%	103.34%
Expected dividend yield	--	--
Risk-free rate	3.10%	11.25%

The following table summarizes the stock option transactions for the quarter ended September 30, 2008 based upon a closing stock price of $0.55 per share as of September 30, 2008:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2008	1,134,863	0.82	--	0.47	--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Expired	4,671	10.23	--	8.30	--

Outstanding at September 30, 2008	1,130,192	0.78	5.35	0.44	261,950
Exercisable at September 30, 2008	1,019,824	0.80	4.91	0.44	234,750

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.55 market price of our common stock at September 30, 2008.

No options were exercised during the three months ended September 30, 2008.

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

For the three and six months ended September 30, 2008, 1,334,456 potential shares were not included in the shares used to calculate diluted EPS due to the fact that no potential shares currently have the effect of being dilutive.

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

6.  CONVERTIBLE PROMISSORY NOTES: ISSUANCE AND CONVERSION
We signed an investment agreement dated April 23, 2008 with Flint Telecom Limited (the “Flint Parent”), relating to an investment of $200,000 into us (the “Investment Agreement”).  The investment was taken in the form of a convertible promissory note (the “Note”). The Note was converted in full on July 22, 2008 by Flint Parent, which included the entire outstanding principal amount of $200,000 and all accrued interest up to and including July 22, 2008 which came to a total of $204,000, into 741,818 restricted shares of our common stock at a conversion price of $0.275 per share, comprised of 727,273 shares for the principal of $200,000 and 14,545 shares for the accrued interest of $4,000.

We entered into an investment agreement on November 13, 2006 with an individual investor, Richard Sullivan, Citytalk’s Chairman and CEO, under which he invested $225,000 into us in the form of a convertible promissory note (the “Convertible Promissory Note”) which was converted in full by Mr. Sullivan on September 13, 2007  into 120,000 shares of our restricted common stock at a conversion price of two dollars ($2.00) per share, comprised of 112,500 shares for the principal of $225,000 and 7,500 shares for the accrued interest of $15,000. $51,702 in unamortized discount was written off at the time of conversion.

7. STOCKGROUP ASSET SALE
We entered into a definitive Asset Purchase Agreement and Transition Services Agreement on May 8, 2007 with Stockgroup Systems, Ltd. (“Stockgroup”), relating to the sale of our wireless financial information assets (the “Agreement”).  As part of the Agreement, we agreed to sell our financial data wireless distribution technology and intellectual property, and the related wireless financial data services, including the Global Market Pro family of software and services.  The purchase price for this asset sale consists of up to $350,000; $150,000 was paid on the closing date, May 9, 2007, and the remaining $200,000 is be paid through a monthly revenue share of 30%, until $200,000 has been paid to us or two years have passed from the date of Closing or gross revenue falls below $15,000 per month, whichever occurs first.  In accordance with the Transition Services Agreement, we continue to provide certain transition services to

Stockgroup, including certain accounting, administrative and technical services related to the financial data products.  As of September 30, 2008, Stockgroup owed us a total of $131,370, comprising the unpaid balance of $86,106 from the original $200,000 purchase price, and $45,264 for transitional services provided by us to date.

8.  INCREASE IN TOTAL AUTHORIZED COMMON SHARES
Effective September 30, 2008, as a result of the closing of the acquisition transaction with FTI and as approved by our shareholders at our annual meeting held September 17, 2008, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock from 50,000,000 to 100,000,000.

9.  CONCENTRATIONS OF CREDIT RISK:
One customer accounted for a total of 65% of our revenue during the three months ended September 30, 2008 and 42% of our revenue during the six months ended September 30, 2008.  One customer accounted for 82% of our accounts receivable at September 30, 2008.

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

11. SUBSEQUENT EVENTS
On October 1, 2008, we acquired substantially all of the assets and liabilities of Flint Telecom, Inc. (“FTI”) in exchange for 28,460,094 shares of our restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008 among Semotus, FTI and Flint Telecom Limited (“FTI Parent”) (the “Contribution Agreement”).  FTI is a technology and services company that provides “turnkey’ telecom services to the global telecom and media industry. Its assets are mainly comprised of telecom products that blend both proprietary software and industry leading technologies to create a converged voice and data network based on SIP protocol, the emerging technical standard for the future of telephony. This is also known as Digital Phone Service or Voice over IP (VoIP).

As part of the closing of the transaction and in addition to the issuance of the common stock noted above, we assumed all of FTI’s obligations under its convertible promissory notes (the “Notes”).  A portion of the Notes, totaling approximately $4,000,000 in outstanding principal plus accrued interest to date, are convertible into shares of our common stock at any time and from time to time prior to December 31, 2008 at a conversion price of $0.275 per share, and the remaining Notes, totaling approximately $2,000,000 in outstanding principal plus accrued interest to date, are convertible into shares of our common stock at any time and from time to time prior to July 1, 2009 at a conversion price of $0.50 per share.  Assuming conversion by each of the holders of such Notes, such conversion will result in the issuance of approximately 18,500,000 additional shares of our restricted common shares.  As part of the closing of the transaction, we also assumed all of FTI’s obligations under outstanding warrants exercisable at $0.50 per share for a three year term which, assuming exercise by each of the holders of such warrants, will result in the issuance of approximately 6,850,000 additional shares of our restricted common shares. The foregoing description of the Notes and warrants are qualified in their entirety by reference to the full text of the Notes and Warrants, which are attached as Exhibits 4.1 and 4.2 to our SEC Form 8-K filed on October 7, 2008, and are incorporated herein by reference.

As part of the closing of the transaction, we entered into an amended and restated employment agreement with Mr. LaPine, effectuating the following:  (i) Mr. LaPine’s title changed from Chairman and Chief Executive Officer to Chairman; (ii) Mr. LaPine’s job description changed such that he is now required to perform only those services commensurate with his position as Chairman, maintaining our public listing and SEC compliance and managing the day-to-day operations relating to the Semotus Business (as defined in the Contribution Agreement); (iii) Mr. LaPine was issued 3,508,000 shares of restricted common stock (evidencing an approximate 5% ownership on a fully-diluted basis taking into account the restricted shares issued to FTI at the closing of the transaction, the unvested shares issued to other key employees and executive officers as described below, the shares underlying the Notes and warrants and any shares outstanding or available for issuance under our existing stock option plans). Mr. LaPine also has the right to purchase (at any time within the three-year period commencing on the date of closing) or, in the event our Board should determine to dispose of the Semotus Business unit prior to the end of such three-year period, a right of first refusal with respect thereto, in exchange for (1) the shares issued to him in accordance with his new employment agreement (as contemplated by the Contribution Agreement) or (2) the fair market value of the Semotus Business at the time Mr. LaPine exercises his right to purchase (payable in cash or in shares of our common stock issued to Mr. LaPine thereunder), whichever is less. The foregoing description of Mr. LaPine’s Amended and Restated Employment Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement, which is attached hereto as Exhibit 10.1 to our SEC Form 8-K filed on October 8, 2008, and is incorporated herein by reference.

Additionally, as part of the closing of the transaction, the entire FTI management team and employees have become employees.  As a hiring and retention incentive, in lieu of issuing stock options under our existing stock option plan, our Board has approved the issuance of up to 8,410,000 shares of restricted common stock to certain key employees and executive officers, which is subject to vesting over a period of four years such that 25% of the shares vest at the employees’ first annual anniversary and 6.25% of the shares vest quarterly thereafter so that 100% shall be fully vested at the end of four years.

Therefore, on a fully diluted basis, taking into consideration (i) our outstanding stock~~,~~ on the date of the closing, (ii) the stock issuance to Mr. LaPine under his new employment agreement, (iii) the stock we intend to issue to other key employees and executive officers as described above, (iv) the aggregate number of shares underlying the Notes we have assumed, (v) the aggregate number of shares underlying the FTI warrants we assumed and (vi) the aggregate number of shares underlying our outstanding stock options, and our outstanding warrants, we have an aggregate of approximately 70,000,000 shares outstanding.  As a result of the transaction and effective as of the closing, our existing shareholders now own approximately 3%, Mr. LaPine now owns approximately 5% and FTI and its investors now own approximately 92% of the outstanding shares on a fully-diluted basis.

Effective as of October 1, 2008, we appointed Vincent Browne as our new Chief Executive Officer. Anthony LaPine also resigned from his former position as Chief Executive Officer but will remain our Chairman of the Board.  Mark Williams and Laurence Murray each resigned from the Board of Directors and the vacancies created by their resignations were filled by Flint’s designees, Vincent Browne and Michael Butler.  Neither Mr. Browne nor Mr. Butler qualify as “independent” directors, as that term is defined by the NASDAQ Stock Market and the SEC, and neither will be serving on any Board Committees.

In addition, and also effective October 1, 2008, Pamela LaPine resigned from her position as President, but will remain an executive of the Company as President of Semotus, which has become a business division of the Company.  We also appointed Christopher Knight as Chief Technology Officer effective as of October 1, 2008; Mr. Knight has subsequently been let go, without cause, effective as of November 1, 2008.

The following are descriptions of the business experience of each of Messrs. Browne and Butler for at least the past five years:

Vincent Browne, age 40. Mr. Browne founded Flint Telecom, Ltd, Flint Telecom, Inc.’s parent company, in December of 2004 and Flint Telecom, Inc. was incorporated in July of 2005. Mr. Browne has over 15 years experience in the ICT sector. Prior to joining Flint, Mr. Browne founded Prime Carrier Limited (PCL) in 2000 and was its CEO. PCL provides advanced Least Cost Routing software and systems to international  telecom companies across the globe. During his time as founding CEO at PCL, he raised over $18m in various funding rounds and successfully negotiated several multi-million dollar contracts with international customers. Prior to that, Mr. Browne held senior management positions with Siemens in Ireland and with Esat BT. Mr. Browne holds a BComm degree from University College Dublin.

Michael Butler, age 53. Mr. Butler became Flint Telecom, Inc.’s Executive Vice President of Investor Relations in October of 2008. Prior to that, he was Flint’s Finance Director since February of 2006.  Mr. Butler has over 30 years experience in Accountancy and Insolvency practices in Ireland. Most recently as Managing Partner with Butler & Co, which he built to become one of the leading insolvency practices in Ireland. Mr. Butler is a prolific investor in early stage technology and internet companies, most notably Coretime.com which was sold to Sage, and Hostelworld.com, the World’s leading hostel booking engine. Mr. Butler has a BComm from University College Dublin and is a Member of the Irish Institute of Credit Managers.

Pursuant to the terms of their employment: (i) Mr. Browne will receive salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock as described above; and (ii) Mr. Butler will receive salary in the amount of $180,000 per year and 1,500,000 shares of restricted common stock as described above.  Each will be entitled to participate in other employee benefit plans to the same extent provided to other executive officers. The foregoing description of the terms of employment of Messrs. Browne and Butler are qualified in their entirety by reference to the full text of Mr. Browne’s Employment Agreement and Mr. Butler’s offer letter, which are attached as Exhibits 10.2 and 10.4 to our SEC Form 8-K filed on October 7, 2008.

In addition and in connection with the closing of the acquisition transaction with FTI, we assumed the following indebtedness owed by FTI:  (i) €1,475,000 in convertible notes owed to Mr. Butler; (ii) $875,000 in convertible notes owed to Mr. Butler and his family members and affilites; and (iii) $238,972 in indebtedness owed by FTI to FTI’s Parent Company, which is controlled by Mr. Browne and Mr. Butler.

Finally, effective October 3, 2008, as part of the acquisition transaction with FTI and as approved by our shareholders at our annual shareholders meeting held on September 17, 2008, we filed an amendment to our Articles of Incorporation, changing our corporate name from Semotus Solutions, Inc. to Flint Telecom Group, Inc.

As a result of the closing of the acquisition transaction with FTI, FTI owns approximately 92% of our common stock on a fully diluted basis.  FTI also replaced two of our former directors with two individuals designated by it. From and after the closing and until the first to occur of (i) the Flint Business (as defined in the Contribution Agreement) shall have generated positive cash flow or (ii) the Flint Business shall have obtained at least $3,000,000 in additional financing (the events described in clause (i) and (ii) hereof each being referred to as a “Board Change Trigger Event”), the board of directors will be comprised of four directors, two of whom shall be designated by Flint Telecom, Ltd. (“FTI Parent”) (initially Vincent Browne and Michael Butler) and two of whom shall be incumbent directors of Semotus (initially Anthony LaPine and Robert Lanz).  From and after the occurrence of a Board Change Trigger Event, our board of directors shall take such actions as may be necessary to increase the size of our board of directors to six directors, with the vacancies created by such board increase to be filled by individuals designated by FTI Parent.

On October 30, 2008, we let go of Christopher Knight, the Chief Information Officer of the Company, without cause, effective November 1, 2008.  In connection with Mr. Knight’s separation, we entered into a Separation Agreement with Mr. Knight (the “Separation Agreement”), effective November 6, 2008.  Under the Separation Agreement, Mr. Knight has agreed to provide such services as may be requested from time to time by us until November 30, 2008.  The Separation Agreement provides that Mr. Knight will be paid an aggregate of approximately $124,600 in cash and $550,000 worth of shares of restricted common stock, consisting of:

•	his regular base salary through November 30, 2008, or approximately $20,000;
•	continued residence at the corporate apartment for two additional months (November and December) at the Company’s expense, or approximately $14,600;
•	payment for past wages owed, or approximately $40,000;
•	reimbursement for approved expenses in an amount that has yet to be determined, and which amount shall not exceed $50,000;
•
severance pay in the form of acceleration of a portion of his unvested restricted stock, as follows: 150,000 shares vest as of November 6, 2008, and 212,500 vest quarterly thereafter for a period of 12 months, for a total of 1,000,000 shares of restricted common stock.  The closing price of our common stock on November 6, 2008 was $0.55 per share, and therefore the total fair market value of these shares as of November 6, 2008 was $550,000.

The above summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as an exhibit to the Form 8-K that we filed on November 10, 2008.

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

OVERVIEW
During the first half of our fiscal year 2009 we have continued to focus on sales of our HipLink family of software applications and services utilized by businesses and their employees to wirelessly connect to critical business systems, information and processes. These products maintain high gross and operating margins and form the core of our enterprise software marketing strategy with wireless and mobile features available in the software. We also continued to work towards closing the acquisition of the assets and liabilities of Flint Telecom, Inc. (“FTI”), which closed on October 1, 2008.

Management believes that it has adequate working capital for the next 12 months.

In the three months ended September 30, 2008, we had a net loss of $68,881 ($0.02 per share basic and diluted), as compared to net income of $3,328,361 ($1.85 per share basic and $1.69 per share diluted) in the three months ended September 30, 2007. We had a net loss of $303,446 ($0.13 per share basic and diluted) in the six months ended September 30, 2008, as compared to net income of $3,471,805 ($1.94 per share basic and $1.77 per share diluted) in the six months ended September 30, 2007.  Our overall cash decreased by $139,222 in the six months ended September 30, 2008, compared to an increase by $181,007 in the six months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES
Revenues for the three months ended September 30, 2008 increased 204% to $425,680 as compared to $139,803 for the three months ended September 30, 2007.  Revenues for the six months ended September 30, 2008 increased 45% to $656,415 as compared to $454,134 for the six months ended September 30, 2007.  This increase is due to a sale to one significant new customer  in the three months ended September 30,  2008 versus the same period in 2007.

COST OF REVENUES AND GROSS MARGIN
The overall gross profit margin increased to 99.8% in the three months ended September 30, 2008 from 98.7% in the same period ended September 30, 2007.  The overall gross profit margin increased to 99.6% for the six months ended September 30, 2008 from 95% in the same period ended September 30, 2007. The increase in gross profit margin during the three and six months ended September 30, 2008  is principally due to a decrease in the cost of revenue. The cost of revenues principally includes costs of engineering development directed to specifically identified products, and costs of servicing and hosting customer products.

OPERATING EXPENSES
Operating expenses increased 4% to $552,642 in the three month period ended September 30, 2008 versus $530,613 for the same period in the last fiscal year, and increased 1% to $1,013,861 in the six month period ended September 30, 2008 versus $1,003,887 for the same period in the last fiscal year.  This increase is mainly due to a slight increase in sales and marketing and general and administrative expenses.  We categorize operating expenses into four major categories: research and development, sales and marketing, general and administrative, and stock, option and warrant expense. The table below summarizes the changes in these five categories of operating expenses (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
Description	2008	2007	2008	2007
Research and development	$89,387	$74,690	$113,972	$117,185
Sales and marketing	213,975	181,857	422,198	338,858
General and administrative	246,605	239,602	459,644	458,751
Stock, option and warrant expense	2,675	34,464	18,047	89,093
	-----------------	-----------------	------------------	-----------------
Total	$552,642	$530,613	$1,013,861	$1,003,887

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred.  These costs increased slightly due to an increase in product enhancements for current products.  Remaining engineering costs are due to production projects for existing products and services; these projects also increased slightly in the second quarter ended September 30, 2008.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs increased slightly in the three and six months ended September 30, 2008 compared to the same periods in last year due to an increase in sales and marketing personnel.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes the costs associated with being a publicly traded company, including the costs of SEC filings, investor relations and public relations efforts. These costs have increased slightly during the three and six months ended September 30, 2008 versus 2007 due to a slight increase in the costs associated with being a publicly traded company.

The non-cash charges for compensation consist mainly of grants of stock, options and warrants for services provided to us. Such services include financial, legal and business development consulting. The common stock issued was valued at its fair market value at the date of issuance. The substantial decline in this expense is directly related to the substantial reduction in the number and amount of stock and option grants in the three and six months ended September 30, 2008.

OTHER INCOME (EXPENSE)
The $58,966 for the three months ended September 30, 2008 and $56,473 for the six months ended September 30, 2008 in other income is comprised mainly from the income from our contract with Stockgroup where we are providing transitional services (See Note 7).

The $3,720,924 for the three months ended September 30, 2007 and $4,044,021 for the six months ended September 30, 2007 in other income is comprised mainly from the gain on the software license sold to Innofone (See Note 10).

LIQUIDITY AND CAPITAL RESOURCES
Much more cash was spent on operating resources during the six months ended September 30, 2008 versus the same period in 2007, but the sale of  a convertible promissory note to Flint Telecom Ltd. provided $200,000 in cash in the six month period ended September 30, 2008. .  Consequently the overall cash decreased by $139,222 for the six months ended September 30, 2008 versus a cash increase of $181,007 for the six months ended September 30, 2007. The sources and uses of cash are summarized as follows (unaudited):

	Six Months Ended September 30,
	2008	2007
Cash used in operating activities	$(370,840)	$(10,147)
Cash provided by investing activities	31,618	191,893
Cash provided by (used in) financing activities	200,000	(739)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	$(139,222)	$181,007

During the six months ended September 30, 2008, cash used in operating activities from continuing operations consisted principally of an operating loss of $359,919 resulting from gross profits of $653,942 and operating expenses of $1,013,861. Also, the transitional services we provide to Stockgroup produced other income of $56,473, which was slightly offset by interest expense of $4,000..  Other operating activities contributing to the decrease in cash were an increase in accounts receivable of $222,429 and in the Stockgroup receivable of $16, 288, as well as a decrease in deferred revenue of $46,411. The decline in cash was partially offset by an increase in accrued liabilities of $197,164.

During the six months ended September 30, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $572,216 resulting from gross profits of $431,671 and operating expenses of $1,003,887. Also, a gain on the sale of the software license sold to Innofone, offset by interest expense of $49,314 produced other income of $4,044,021. Other operating activities contributing to the increase in cash were mainly from a decrease in accounts receivable of $217,023 offset by an increase in the Stockgroup receivable of $41,463. There was also an increase in cash resulting from the capitalization of a $100,000 fee we paid in March 2007 related to the potential merger with Citytalk, which we wrote off because the merger did not close.

During the six months ended September 30, 2008, cash provided by investing activities consisted of the collection of the long term receivable from Stockgroup. During the six months ended September 30, 2007, cash provided by investing activities consisted of proceeds resulting from the asset sale to Stockgroup and the related interim services agreement with Stockgroup.

Cash provided by financing activities for the six months ended September 30, 2008 consisted of the sale of a convertible promissory note to Flint Telecom Ltd. which provided $200,000 in cash. Cash used in financing activities for the six months ended September 30, 2007 consisted principally of the repayment of $717 on a line of credit from a computer company.

As of September 30, 2008, we had cash and cash equivalents of $83,162, a decrease of $139,222 from the balance at March 31, 2008, which was $226,601.  Our working capital deficit increased as of September 30, 2008 at ($91,884) as compared to a working capital deficit of ($42,103) at March 31, 2008.  We have not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses. We have an operating lease for our facility in Los Gatos, California for which the future minimum lease payments are $119,908 in fiscal 2008, $62,496 in fiscal 2009 and $3,600 in fiscal 2010. There are no material commitments for capital expenditures at September 30, 2008.

Management believes that it has adequate  cash  and cash equivalents  to provide working capital for the next 12 months.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of our chief financial officer and chief executive officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2008. Based on their evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In future filings we will disclose any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2008, Flint Telecom, Ltd. (“FTI Parent”) converted 100% of its convertible promissory note, which included the entire outstanding principal amount of $200,000 and all accrued interest up to and including July 22, 2008, which comes to a total of $204,000, into our restricted common shares at a conversion price equal to $0.275 per share, which equals a total of 741,818 shares of our restricted common stock. See Note 6 for more details.

With respect to this transaction, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investor, an accredited investor, was given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuance was made without general solicitation or advertising.  The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our Annual Meeting of Stockholders on September 17, 2008, for the purpose of (1) electing four directors, (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2009, (3) approving an amendment of our Articles of Incorporation to change the Company’s name from Semotus Solutions, Inc. to Flint Telecom Group, Inc., (4) approving an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000, (5)  approving an amendment to our 2005 Stock Option Plan to increase the number of shares of common stock issuable upon the exercise of stock options granted under the Plan from 1,150,000 to 2,150,000 shares, and (6) approving an amendment to our Articles of Incorporation to effect a reverse stock split in a ratio ranging from one-for-two to one-for-five of all our issued and outstanding shares of common stock. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Robert Lanz, Mark Williams and Laurence Murray each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

Directors	Votes For	% of Shares Voted	Votes Withheld	% of Votes Withheld
Anthony N. LaPine	2.372,937	97.43%	62,657	2.57%
Robert Lanz	2,377,448	97.62%	58,146	2,38%
Mark Williams	2,392,449	98.23%	43,145	1.77%
Laurence W. Murray	2,391,500	98.19%	44,094	1.81%

ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending March 31, 2009 was approved.  The vote was as follows:

Votes For	% of Shares Voted	Votes Against	Votes Abstained	Broker Non-Votes
2,414,547	99.13%	12,690	8,356	--

ITEM (3).  An amendment of our Articles of Incorporation to change the Company’s name from Semotus Solutions, Inc. to Flint Telecom Group, Inc.  was approved. The vote was as follows:

Votes For	% of Shares Voted	Votes Against	Votes Abstained	Broker Non-Votes
2,390,727	98.15%	36,595	8,271	--

ITEM (4).  An amendment to our Articles of Incorporation to increase the Company’s total authorized shares of common stock from 50,000,000 to 100,000,000 was approved.  The vote was as follows:

Votes For	% of Shares Voted	Votes Against	Votes Abstained	Broker Non-Votes
2,143,954	88.02%	284,126	7,513	--

ITEM (5).  An amendment to our 2005 Stock Option Plan to increase the number of shares of common stock issuable upon the exercise of stock options granted under the Plan from 1,150,000 to 2,150,000 shares was approved.  The vote was as follows:

Votes For	% of Shares Voted	Votes Against	Votes Abstained	Broker Non-Votes
1,428,588	93.54%	91,521	7,070	908,415

ITEM (6).  An amendment to our Articles of Incorporation to effect a reverse stock split in a ratio ranging from one-for-two to one-for-five of all our issued and outstanding shares of common stock was approved.  The vote was as follows:

Votes For	% of Shares Voted	Votes Against	Votes Abstained	Broker Non-Votes
2,138,967	87.82%	222,358	74,268	--

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:
Number	Description	Location
2.1	Software License Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated July 23, 2007.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 27, 2007.
2.2	Termination Agreement by and among Semotus Solutions, Inc. and Innofone.com Incorporated dated April 30, 2008.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on May 2, 2008.
2.3	Contribution Agreement by and among Semotus Solutions, Inc., Flint Telecom, Inc. and Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 29, 2008.
2.4	Investment Agreement by and among Semotus Solutions, Inc. and Flint Telecom, Ltd. dated April 23, 2008.	Incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on April 29, 2008.
3.1	Certificate of Amendment to Articles of Incorporation dated September 30, 2008.	Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on October 7, 2008.
3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2008.	Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on October 7, 2008.
4.1	Convertible Promissory Note dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on April 29, 2008.
4.2	Form of FTI Warrant to purchase shares of the Company’s common stock at $0.50 per share.	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on October 7, 2008.
4.3	Form of FTI Convertible Promissory Note to purchase shares of common stock.	Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed on October 7, 2008.
10.1	Amended and Restated Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Anthony LaPine dated October 1, 2008.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 7, 2008.
10.2	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Vincent Browne dated October 6, 2008.	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on October 7, 2008.
10.3	Offer letter by and among Flint Telecom Group, Inc. and Michael Butler dated October 6, 2008.	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on October 7, 2008.
10.4	Offer letter by and among Flint Telecom Group, Inc. and Christopher Knight dated October 6, 2008.	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on October 7, 2008.
10.5	Separation Agreement by and among Flint Telecom Group, Inc. and Christopher Knight dated November 6, 2008.	Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K filed on November 10, 2008.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne	Filed electronically herewith.
31.2	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.
32.2	Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: November 13, 2008

            By: /s/ Vincent Browne
                                    ---------------------------------------
                                    Vincent Browne,
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