Form 10-Q
period 2008-12-31
FLINT TELECOM GROUP INC.
filed 2009-02-20
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 001-15569

FLINT TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3574355
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

327 Plaza Real, Suite 319, Boca Raton, FL 33432
(Address of Principal Executive Offices including zip code)

(561)  394-2748
(Issuer's telephone number)

Former Name: Semotus Solutions, Inc., Former Fiscal Year: 3/31, Former Address 3390 Peachtree Rd, Atlanta, GA 30326

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

As of February 13, 2009, the Issuer had 74,903,301 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 848,629	$ 1,487,021
Trade receivables, net of allowance for doubtful accounts
of $197,283 and $190,083	424,910	88,169
Prepaid expenses and other current assets	169,336	46,400
Current assets	1,442,875	1,621,590

Property, plant & equipment:
Equipment	1,033,298	705,830
Capitalized leases – equipment	823,236	778,763
Total property, plant & equipment	1,856,534	1,484,593
Less: accumulated depreciation	(371,452)	(57,082)
Net property, plant & equipment	1,485,082	1,427,511

Other assets	31,910	147,969
Total assets	$ 2,959,867	$ 3,197,070

LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable-trade	$ 1,539,395	$ 1,072,667
Other accrued liabilities	499,050	200,322
Accrued interest payable	491,051	145,748
Lease obligations – current	396,066	266,707
Notes payable, net of discount	1,551,833	200,000
Convertible notes payable, net of discount	5,069,703	2,322,830
Due to Flint Telecom Ltd.	60,739	227,597
Deferred revenue	230,665	--
Total current liabilities	9,838,502	4,435,871

Convertible notes payable – long-term	--	3,661,646
Lease obligations - long-term	346,324	510,276
Total liabilities	10,184,826	8,607,793

Commitments and contingencies

Stockholders' deficit
Common stock: $0.01 par value; 100,000,000 authorized, 46,254,432 issued and outstanding at December 31, 2008, 28,460,094 issued and outstanding at June 30, 2008	462,545	284,601
Additional paid-in capital	14,393,928	778,282
Deferred stock compensation	(5,913,281)	--
Accumulated deficit	(16,168,150)	(6,473,606)
Total stockholders' deficit	(7,224,959)	(5,410,723)
Total liabilities and stockholders’ deficit	$ 2,959,867	$ 3,197,070
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months Ended December 31,		Six months Ended December 31,

	2008	2007	2008	2007
Revenues	$ 2,987,042	$ 326,095	$6,212,293	$399,880
Cost of revenues	3,281,413	424,182	6,550,880	676,658
Gross loss	(294,371)	(98,088)	(338,587)	(276,777)

Operating expenses:
Research and development	55,587	-	55,587	-
Sales and marketing	210,149	-	210,149	-
General and administrative:
Consultants	93,900	115,582	571,554	195,530
Salaries and payroll related expense	585,412	-	585,412	-
Management fee payable to Flint Ltd	69,714	296,943	286,205	537,447
Stock compensation and option expense
Directors and officers	3,002,198	--	3,002,198	--
Employees	43,051	--	43,051	--
Depreciation	158,161	--	314,428	-
Impairment of goodwill	2,538,148	--	2,538,148	--
Other	362,579	15,501	575,616	63,104
Total general and administrative	6,853,163	428,025	7,916,612	796,082

Total operating expenses	7,118,899	428,025	8,182,348	796,082
Operating loss	(7,413,270)	(526,113)	(8,520,935)	(1,072,860)
Other loss	(231,029)	--	(12,655)	--
Interest expense	(904,299)	--	(1,160,954)	--
Net loss	$(8,548,598)	$(526,113)	$(9,694,544)	$(1,072,860)
Net loss per common share:
Basic	$ (0.21)	$ (0.02)	$ (0.28)	$ (0.04)
Diluted	$ (0.21)	$ (0.02)	$ (0.28)	$ (0.04)

Weighted average shares outstanding:
Basic	40,393,126	28,460,094	34,459,214	28,460,094
Diluted	40,393,126	28,460,094	34,459,214	28,460,094

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(9,694,544)	$(1,072,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	314,428	-
Other non-cash transactions:
Stock and option compensation expense	3,045,249	-
Impairment of goodwill	2,538,148	-
Loss on purchase of non-convertible notes	174,956	--
Amortization of debt discounts & warrants	517,248	--
Amortization of debt issuance costs	116,059	--
Loss on disposal of fixed assets	2,032	--

Changes in assets and liabilities, net of acquisition:
Accounts receivable	53,971	63,389
Prepaid expense	(104,015)	14,692
Accounts payable	343,692	212,802
Accrued liabilities	29,361	(77,565)
Accrued interest	396,525	--
Deferred revenue	38,388	--
Net cash used in operating activities	(2,228,501)	(859,541)

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(329,558)	--
Cash assumed in acquisition of Semotus	83,162	--
Net cash used in investing activities	(246,396)	-

Cash Flows From Financing Activities:
Proceeds from short term notes issued	2,507,000	-
Short term notes repaid	(280,000)	--
Proceeds from convertible notes issued	150,000	150,000
Convertible notes repaid	(25,000)	--
Received (paid) to Flint Telecom Ltd.	(166,858)	955,542
Payments on lease obligations	(79,065)	-
Net cash provided by financing activities	2,106,077	1,105,542

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	(269,571)	--

Net cash provided by (used in) foreign currency activities	(269,571)	--
Net increase (decrease) in cash and cash equivalents	(638,392)	246,001
Cash and cash equivalents, beginning of the period	1,487,021	13,408
Cash and cash equivalents, end of the period	$848,629	$259,409
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months December	Ended 31,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$ 99,567	$ --
	===========	===========
Cash paid for income taxes	$ --	$--
	===========	===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Assets purchased under capital lease obligations	$ 44,473	$ --
	===========	===========
Common stock issued upon conversion of notes payable and accrued interest (Note 8)	$ 793,472,	$ --
	==========	===========
Discounts – warrants	$ 1,132,869	$ --
	===========	===========
Discounts – beneficial conversion	$ 462,454	$ --
	===========	===========
Acquisition of Semotus Solutions, Inc.: Accounts receivable Prepaid expense Goodwill Accounts payable Accrued liabilities Deferred revenue	$ 390,712 18,922 2,538,148 (123,036) (269,367) (192,277) $2,363,102	-- -- -- -- -- -- $ --
	===========	===========
Deferred stock compensation	$ 6,307,500	$ --
	===========	===========

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)
			Additional	Deferred
	Common Stock		paid-in	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balances at June 30, 2008	28,460,094	$284,601	$ 778,282	--	$ (6,473,606)	$(5,410,723)
Acquisition of Semotus Solutions, Inc.	2,990,900	29,900	2,416,364	--	--	2,446,264
Issuance of new shares as compensation to officers and key employees	11,918,000	119,180	8,819,320	$ (6,307,500)	--	2,631,000
Amortization of deferred stock compensation	--	--	--	394,219	--	394,219
Conversion of notes payable into equity	2,885,356	28,854	764,618	--	--	793,472
Issuance of warrants to holders of notes payable	--	--	1,132,869	--	--	1,132,869
Beneficial conversion feature on convertible notes payable	--	--	462,454	--	--	462,454
Stock options expense for three months ended December 31, 2008	--	--	20,031	--		20,031
Net loss for six months ended December 31, 2008	--	--	--	--	(9,694,544)	(9,694,544)
Balances at December 31, 2008	46,254,432	$462,545	$14,393,928	$(5,913,281)	$(16,168,150)	$(7,224,959)

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   1.           Organization and Formation
Flint Telecom Group, Inc. (formerly named Semotus Solutions, Inc.) (“Flint” or the “Company”), is a Nevada Corporation.  Flint was originally formed in 2005 as Flint Telecom, Inc., a Delaware Corporation, and started operations in April 2006 as a wholly owned subsidiary of Flint Telecom Limited, headquartered in Dublin, Ireland. Flint Telecom Limited is a holding company whose sole operating business in the United States was Flint Telecom, Inc. Flint Telecom Limited was a vehicle for the initial funding of Flint and for the development of the proprietary intellectual property (“IP”). The IP had been licensed to Flint for a nominal fee of $1.00 per year and was subsequently sold to Flint on October 1, 2008.

On October 1, 2008, Semotus Solutions, Inc. (“Semotus”) acquired substantially all of the assets and liabilities of Flint in exchange for 28,460,094 shares of restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008. Although Semotus is the legal acquirer, for accounting purposes Flint is considered the accounting acquirer in a reverse merger. The name was changed to Flint Telecom Group, Inc. The existing Semotus operations became a division of Flint Telecom Group, Inc. On December 12, 2008, Flint Telecom, Inc., which had changed its name to FTG Holdings, Inc., merged with and into Flint Telecom Group, Inc. so that Flint Telecom Group, Inc. is the surviving corporation.

Flint provides next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  Flint offers a wholesale call platform for aggregating call traffic at cost competitive rates to other Carriers and distributes telecommunications services and products through its distribution channels.  Flint is headquartered in Boca Raton, Florida and operates nationwide as well as internationally.

The Semotus business division is a leading provider of enterprise application software connecting individuals wirelessly to critical business systems, urgent information and key processes. Semotus helps mobile employees make better and faster decisions, increases customer satisfaction, and improves efficiencies in business processes for shorter sales and service cycles. The wireless software products and professional services are all included in the HipLink family of software, which provide immediate mobile access and control of business-critical software applications, databases, networks and servers.

2. Basis of Presentation and Future Prospects
The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 8-K/A filed on December 23, 2008.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $8,548,598 and $9,694,544 for the three and six months ended December 31, 2008, respectively, negative cash flow from operating activities of $2,228,501 for the six months ended December 31, 2008, an accumulated stockholder’s deficit of $7,224,959 and a working capital deficit of $8,369,226 as of December 31, 2008. Also, as of December 31, 2008, the Company had limited liquid and capital resources. The Company is currently largely dependent upon obtaining sufficient short and long term financing in order to continue running its operations.

The foregoing factors raise substantial doubt about Flint’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the growing telecom services market in order to attain a reasonable threshold of operating efficiency and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.           Acquisition of Semotus Solutions, Inc.
In the quarter ended December 31, 2008, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger; Semotus issued to Flint Telecom, Inc. 28,460,094 shares of restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008 by and among Semotus, Flint and Flint Telecom Limited (the “Contribution Agreement”). Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities and recorded $2,538,148, in goodwill.  Separate from the Contribution Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 3,508,000 shares of restricted common stock to Mr. LaPine. These shares of restricted common stock were valued at $8,938,500.   We recorded approximately $3,025,219 in expense in the three and six months ended December 31, 2008, related to the shares of restricted common stock granted to these executive officers, directors and key employees.

The following are condensed pro forma financial information as though the reverse merger with Semotus had occurred as of the beginning of the six months ended December 31, 2008 and 2007.

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations
(unaudited)
	Six Months ended December 31,
	2008	2007
Revenues	$ 6,443,028	$ 789,366
Net income (loss)	$ (9,929,108)	$ (1,190,583)
Net income (loss) per common share	$ (0.28)	$ (0.04)
Weighted average shares outstanding	34,459,214	28,460,094

4.           Recent Accounting Pronouncements

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 will have a material affect on our financial statements.

Statement No. 159
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

Statement No. 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

Statement No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 160 will have a material affect on our financial statements.

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company is evaluating the effects of FIN 48 for the 2008 fiscal year, but it does not believe that it has a liability for unrecognized tax benefits.

Management does not believe that there are any other recently-issued accounting pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying financial statements.

5.           Accounts Receivable and Concentration of Credit Risk

Two customers accounted for 42% and 43% of the Company’s revenue, respectively, for the three months ended December 31, 2008. Two customers accounted for 43% and 44% of the Company’s revenue, respectively, for the six months ended December 31, 2008.  Seven customers accounted for 73% of the accounts receivable at December 31, 2008, the largest of which accounted for 25% of the receivables. Two customers accounted for 64% and 23% of the Company’s revenue, respectively, for the three months ended December 31, 2007. Two customers accounted for 54% and 34% of the Company’s revenue, respectively, for the six months ended December 31, 2007.

6.           Accounts Payable

Accounts payable at December 31, 2008 were $1,539,395. Seven vendors accounted for 62% of the payables at December 31, 2008, the largest of which accounted for 20% of the payables.

Although the company believes that it has adequate alternative vendors to purchase services and products, there can be no assurance of comparability, which could have a detrimental affect on the business. Further, when the vendor provides services for direct access to and call routing for residential or business customers, a reduction in or elimination of that vendor service will probably have a detrimental affect on that portion of Flint’s business.

7.           Property, Plant and Equipment
Flint has acquired $1,033,298 in equipment and has incurred $823,236 in principal amount of capital lease obligations primarily for computer and telephony equipment. Flint has completed  its wholesale call platform.  During the three months ended December 31, 2008, we made $112,651 in capital lease payments. During the six months ended December 31, 2008, we made $223,688 in capital lease payments. There were no capital lease obligations in the six months ended December 31, 2007. The future minimum payments under these capital leases are $225,302 in fiscal 2009 and $450,605 in fiscal 2010. The lease terms expire from November 2010 to June 2011. The interest rates range from 9.1% to 21.8%.

8.           Promissory and Convertible Notes
From June 30, 2007 to December 31, 2008, Flint has issued $2,707,000 principal amount of Promissory notes with Warrants, $3,661,646 principal amount of U.S. Dollar Convertible Promissory Notes and €1,475,000 principal amount of Euro Convertible Promissory Notes. Substantially all of the proceeds have been used for the expansion of Flint’s business, including capital expenditures and working capital.

U.S. Dollar Convertible Promissory Notes
The U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The Notes are convertible after the Flint common stock has been listed on the OTC Bulletin Board or has otherwise been publicly trading for twenty trading days. The conversion price for $910,146 of the Notes is based upon a formula which is the lower of (i) the expected market capitalization divided by the number of shares outstanding and (ii) a price per share derived by a percentage multiplied by the average daily closing price of the common stock in the first 20 days of trading, provided however that if the estimated market capitalization is actually below $10 million at the calculation date, then the $10 million number will be used in the calculation. $2,726,500 of the Notes have a conversion price of $0.275 per share.

As of December 31, 2008, a total of $793,472 in principal and interest was converted by the U.S. Dollar Convertible Promissory Notes into a total of 2,885,356 shares of restricted common stock.  As of February 13, 2009, a total of approximately $1,980,097 in principal and accrued interest was converted by the U.S. Dollar Convertible Promissory Notes into a total of 7,439,680 shares. A holder of one Note in the amount of $122,895 in principal and accrued interest that was not converted executed a six month extension to June 30, 2009. The remaining $1,918,855 was due back to the Note holders as of December 31, 2008, which to date has not yet been repaid; however, management is currently working on executing extensions with all of the remaining Note holders and we believe that all of the remaining Note holders will either sign extensions or convert the Notes without issuing default notices to us. Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum. Upon default, the Note holders may at any time at their option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, immediately due and payable.

Euro Convertible Promissory Notes
The Euro Convertible Promissory Notes have been issued to one individual, Mr. Michael Butler, in two tranches each with an interest rate of 15%. The maturity is approximately 16 and 17 months based upon the tranche issued. Likewise, the Notes are convertible after the Flint common stock has been listed on the OTC Bulletin Board or has otherwise been publicly trading for twenty trading days or ninety trading days depending on the tranche issued. Finally, the conversion price for €1,175,000 of the Notes is based upon a formula which is the lower of (i) the expected market capitalization divided by the number of shares outstanding and (ii) a price per share derived by a percentage multiplied by the average daily closing price of the common stock in the first 90 days of trading, provided however that if the estimated market capitalization is actually below $10 million at the calculation date, then the $10 million number will be used in the calculation. €300,000 of the Notes have a conversion price of $0.25 per share.

We incurred $168,492 of debt issuance costs related to the Convertible Notes and have amortized $162,982 of the costs through December 31, 2008. As of December 31, 2008, $742,250 of these Convertible Notes has been converted. As of October 29, 2008,, there was a beneficial conversion feature calculated for $3,462,008 of the convertible notes. These notes were analyzed after our common stock traded for twenty trading days. The equity feature of $1,635,647 of these notes still has not been valued since these notes require a 90 trading day period. $434,502 of the beneficial conversion feature has been expensed at December 31, 2008.

Promissory Notes with Warrants
During the three months ended September 30, 2008, Flint issued $1,502,500 of Promissory Notes. $1,202,500 of the Promissory Notes were issued to the Flint Telecom, Ltd. These notes have a 15% interest rate and mature on March 30, 2009. The warrants are exercisable into 1,202,500 common shares at $0.50 per share. The warrants expire on September 30, 2011.

Flint also issued $300,000 of Promissory Notes with Warrants to an individual on September 30, 2008. The Note has a 15% interest rate and matures on March 30, 2009. The warrants are exercisable into 300,000 common shares at $0.50 per share. The warrants expire on September 30, 2011.

During the three months ended December 31, 2008, Flint issued a $250,000 Promissory Note due March 30, 2009 to an individual with 250,000 warrants exercisable at $0.50 per share, expiring on November 10, 2011.

The warrant component of the promissory notes was valued at $1,132,869, The value was recorded as a discount to the promissory note and $1,132,869 was expensed through December 31, 2008. The following are the assumptions used for the Black Scholes calculation:

Expected term (in years)	Fiscal Year Ended 2009 1 – 1 ½ Yrs.
Weighted average volatility	185.09% – 214.36%
Expected dividend yield	--
Risk-free rate	1.27% – 2.28%

9.            STOCK-BASED COMPENSATION

During the quarter ended December 31, 2008, as part of the reverse merger with Semotus, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Semotus’ SEC Form 10K for the fiscal year ended March 31, 2008.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three and six months ended December 31, 2008 was $3,045,249.

We have estimated the fair value of our option awards granted on or after October 1, 2008 using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use actual data to estimate option exercises, forfeitures and cancellations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Fiscal Year Ended
Black-Scholes -Based Option Valuation Assumptions	2009 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.77%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the quarter ended December 31, 2008 based upon a closing stock price of $0.15 per share as of December 31, 2008:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2008	1,130,192	0.78	--	0.44	--
Granted	435,000	0.43	--	0.07	--
Exercised	--	--	--	--	--
Forfeited	5,000	0.21	--	0.17	--
Expired	32,250	10.23	--	8.30	--
Outstanding at December 31, 2008	1,527,942	0.67	6.19	0.34	--
Exercisable at December 31, 2008	990,783	0.70	4.67	0.45	--

The aggregate intrinsic value of options as of December 31, 2008 was zero, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.15 market price of our common stock at December 31, 2008, of which there were none.

No options were exercised during the three months ended December 31, 2008.

As a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees. These shares of restricted common stock have a total value of $6,307,500; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share.   We recorded approximately $3,045,249 in expense for the three and six months ended December 31, 2008, related to the 8,410,000 shares of restricted common stock granted to these employees.  We also amended Mr. LaPine’s employment agreement and issued to him 3,508,000 shares of restricted common stock, having a total value of $2,631,000; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. We recorded $2,631,000 in expense for the three and six months ended December 31, 2008, related to the 3,508,000 shares of restricted common stock issued to Mr. LaPine.

10.           Exchange Gains and Losses

Flint maintains certain bank accounts denominated in euros and has issued and outstanding €1,475,000 Convertible Notes. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. Flint recorded a $23,689 and $269,572 loss on translation for the three and six months ended December 31, 2008, respectively. There were no translation gains or losses for the three and six months ended December 31, 2007.

11.           Common Stockholder’s Equity

Under the Company’s Articles of Incorporation in July 2005, the Company was authorized to issue 3,000 shares of common stock. Effective October 1, 2008, as a result of the closing of the acquisition transaction by and among Flint and Semotus, and as approved by our stockholders, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 100,000,000. As of December 31, 2008, 46,254,432 shares were issued and outstanding.  There are no special voting or economic rights or privileges.

12.           Earnings (Loss) Per Share

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

Since we incurred a net loss for the three and six months ended December 31, 2008, 24,262,188 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the three and six months ended December 31, 2007, 1,993,500 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $14,461,879_and $15,607,826 for the three and six months ended December 31, 2008, respectively.  We reported a net loss of $526,113 and $1,072,860 for the three and six months ended December 31, 2007, respectively.

13.            Related Party Transactions
Flint has limited access to capital from either banking institutions or the capital markets. Consequently, it has loans from Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, and Mr. Butler, one of Flint’s board members. Flint, Ltd. also has a direct equity investment in Flint. The loan balance was $60,739 at December 31, 2008. The loan is for management fees owed to Flint, Ltd. The management fees are for the executive, operating and financial services provided by Flint, Ltd. to Flint. These functions, as well as the corporate strategy, are executed by the personnel at Flint, Ltd.. The investment from Flint, Ltd. was $1,062,883 at December 31, 2008. The investment is a direct result of the capital needed for the operations of Flint.

 In addition, €1,475,000 in Euro convertible notes are owed by Flint to Mr. Butler, and $1,175,000 in U.S. Dollar convertible notes are owed to Mr. Butler and his family members and affiliates. See Footnote 8 for more details on these notes.

14.           Commitments and Contingencies
We are not a party to any legal proceedings.

Flint assumed an operating lease for its facility in New York, N.Y. starting on April 1, 2008. The lease expires on May 1, 2010. The monthly base lease payment is $9,300 and there are additional payments owed for costs passed through by the landlord. Flint has paid $55,800 in lease payments for the six months ended December 31, 2008. The future minimum lease payments are $55,800 in fiscal 2009 and $93,000 in fiscal 2010.

Flint also has two operating leases for apartments in New York, N.Y. commencing 15th May 2008 and 1st June 2008. Both leases expire on 30th June 2009. The monthly base lease payments are $3,695 and $7,300 each. The future minimum lease payments are $22,170 and $43,800 for fiscal 2009. Flint also has four operating leases for furniture in New York, N.Y. starting 1st July 2008. The leases expire May 30, 2009. The combined monthly lease payments are $1,239.15. The future combined minimum lease payments are $6,195.75for fiscal 2009.

15.           Goodwill Impairment
In accordance with FASB 142, “Goodwill and Other Intangible Assets” we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009 (See Footnote 16, Subsequent Events, Semotus Business Disposition). The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition (See Footnote 3, Semotus Acquisition) in the amount of $2,538,148, and was mainly associated with the Hiplink family of products.

16.           Subsequent Events
China Voice Acquisition
On January 29, 2009, five newly created, wholly owned subsidiaries of Flint Telecom Group, Inc. (“Flint”) merged with six wholly owned subsidiaries of China Voice Holding Corp. (“CHVC”) in exchange for 21,000,000 shares of our restricted common stock and $1,500,000 in cash, $500,000 of which was paid at the Closing, a second installment in the amount of $500,000 to be paid on February 12, 2009 and the remaining $500,000 to be paid on March 31, 2009, pursuant to the Merger Agreement.  The above summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to the Form 8-K that we filed on February 4, 2009.

The CHVC subsidiary companies that Flint acquired provide the following telecom services and / or distribute the following telecom products:
	CVC Int’l, Inc. was established in January 2007, and is a provider of wholesale VoIP telecommunications services located in South Florida.
	Cable and Voice Corporation was established on June 1, 2008, and is a master distributor of advanced broadband products and services located in Tampa, Florida.
	StarCom Alliance, Inc. was established in January 2008, and is a master distributor of prepaid cellular products and services.

Phone House Inc.  of Florida was established on March 6, 2008, Phone House, Inc. of California was established on June 12, 2001 (and subsequently acquired by CHVC in June 2007) and Dial-Tone Communication Inc. was established on July 19, 2007; each provides discount calling cards that enable users who purchase cards in the United States to call China, India, Mexico, Africa, South America,  Brazil,  Bangladesh,  and other countries throughout the world at significant savings.

As part of the closing of the transaction and in addition to the issuance of the common stock and cash paid as noted above, Flint also acquired 15,000,000 shares of restricted common stock of CHVC in exchange for $1,500,000, $750,000 of which will be paid on February 27, 2009 and the remaining $750,000 to be paid on April 30, 2009, pursuant to the CHVC Stock Purchase Agreement. Additionally, Flint issued a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000, pursuant to which Flint is obligated to make payments as follows: $2,333,333.33 on or before December 31, 2009; $2,333,333.33 on or before July 31, 2010, and $2,333,333.34, plus any remaining balance due on the Note on or before December 31, 2010 (the “Note”). The Note shall not bear any interest pre-default; The Note will bear interest at Eighteen percent (18%) per year for any period of time when a payment is past due. 15,000,000 shares of CHVC restricted common stock are attached to the Note as collateral, pursuant to a Security Agreement.  The foregoing description of the Stock Purchase Agreement, Note and Security Agreement are qualified in their entirety by reference to the full text of the Stock Purchase Agreement, Note and Security Agreement, a copy of which are filed as exhibits to the Form 8-K that we filed on February 4, 2009.

In order to finance the transaction, Flint simultaneously entered into a Common Stock and Warrant Purchase Agreement with Redquartz Atlanta, LLC (“Redquartz”), in which Flint sold to Redquartz 5,454,545 shares of Flint restricted common stock at $0.275 per share and issued 3,750,000 warrants to purchase shares of Flint’s common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000. Additionally, on January 29, 2009, Flint entered into a Stock Purchase Agreement with Mr. David Tracey, in which we sold 1,454,545 shares of restricted common stock at $0.275 per share to Mr. Tracey in exchange for $400,000. The foregoing description of the common stock and warrant purchases are qualified in their entirety by reference to the full text of the Common Stock and Warrant Purchase Agreement, the Warrant Certificate and the Stock Purchase Agreement, copies of which are filed as exhibits to the Form 8-K that we filed on February 4, 2009.

Semotus Business Disposition
Additionally, on January 29, 2009, Flint sold all of the assets and liabilities of its ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of restricted common stock of Flint owned by Mr. LaPine. Mr. LaPine exercised his right to purchase the Semotus Business/Solutions Division from Flint, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, in exchange for 3,508,000 shares of restricted common stock of Flint owned by Mr. LaPine.  This transaction was further clarified and consummated by the Agreement and Plan of Corporate Separation and Reorganization by and among Flint and Semotus, Inc. executed as of January 29, 2009, pursuant to which Flint transferred all of the assets and properties, subject to all the liabilities, debts, obligations and contracts, of the Solutions Division to Semotus, Inc. in exchange for Mr. LaPine’s 3,508,000 shares of restricted common stock of Flint. The “Semotus Business”, as set forth in Section 7.18 of the Contribution Agreement, is defined as the operations of Semotus as conducted immediately prior to the acquisition transaction of Flint that closed on October 1, 2008, and does not reflect the business operations of Flint acquired in connection with that transaction.

Management and Board of Directors Changes
Effective January 29, 2009, we appointed Mr. Bill Burbank as our President, Chief Operating Officer and as a new member to our Board of Directors.  Additionally, on January 29, 2009, we appointed Stephen Keaveney and Garrett A. Sullivan as new members of our Board of Directors.  To effectuate these new board appointments, our board of directors took such actions as was necessary to increase the size of the Flint board of directors to seven directors, with the vacancies created by such board increase filled by Mr. Burbank, Mr. Keaveney and Mr. Sullivan. Neither Mr. Burbank nor Mr. Keaveney qualify as “independent” directors, as that term is defined by the NASDAQ Stock Market and the SEC, and they will not be serving on any Board Committees.  Also effective as of January 29, 2009, we appointed John Iacovelli as our Chief Technology Officer and Jose Ferrer as our Executive Vice President of Business Development.

Please see our SEC Form 8-K filed on February 4, 2009 for a description of the business experience of Messrs. Burbank, Keaveney, Sullivan, Iacovelli and Ferrer for at least the past five years and a description of their terms of employment compensation.

U.S. Dollar Convertible Promissory Note Conversions and Extensions
From January 1, 2009 to February 13, 2009, a total of approximately $1,186,625 in principal and accrued interest was converted by the U.S. Dollar Convertible Promissory Notes into a total of 4,554,324 shares. A holder of one Note in the amount of $122,895 in principal and accrued interest that was not converted as of December 31, 2008 executed a six month extension to June 30, 2009. The remaining $1,918,855 was due back to the Note holders as of December 31, 2008, which to date has not yet been repaid; however, management is currently working on executing extensions with all of the remaining Note holders and we believe that all of the remaining Note holders will either sign extensions or convert the Notes without issuing default notices to us. Upon default, the Note holders may at any time at their option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, immediately due and payable.

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

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management's significant judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. Our critical accounting policies are described below.

Revenue Recognition – Flint recognizes revenues based upon contract terms and completion of the sales process in accordance with Staff Accounting Bulletin No. 104, a codification of revenue recognition. Revenue is generated from the sale of telecom services to the Company’s partners. The Company recognizes the revenue when the service is provided and payment is collected either through credit cards or through payments by check. The appropriate partner revenue allocation is deducted from those accounts that pay Flint directly. Other accounts that pay the partners directly, Flint recognizes the portion of the revenue share that relates to it and invoices the Partner for this. The invoice becomes a receivable from the Partner when raised.

Cost of Revenue – Costs directly related to the production of revenue are categorized as a cost of revenue. These costs are the cost of call generation, including transmission and termination, network charges including access costs, lease and right-of-way charges and other third party fulfillment costs, and other telecommunication fees, such as emergency 911 service fees.

Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method or the if converted method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Any dilutive security issued, that would create an anti-dilutive effect, is not included in the weighted average share calculation for that period.

Stock Compensation Expense – Flint adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three and six months ended December 31, 2008 was $3,045,249.

Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. The Company places substantially all of its cash and cash equivalents in interest bearing demand deposit accounts with one financial institution and in amounts that are insured either by the Irish government for Euro deposits or by the Federal Deposit Insurance Corporation for U.S deposits.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of risk consist principally of trade and other receivables. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectability and creates an allowance for doubtful accounts, as needed. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

The Company estimates its allowance for doubtful accounts by applying estimated loss percentages against its aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on the Company’s historical write-off experience, net of recoveries. Changes to allowances may be required if the financial condition of the Company’s customers improves or deteriorates or if the Company adjusts its credit standards for new customers, thereby resulting in write-off patterns that differ from historical experience.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. Actual results could differ from those estimates.

Fair value of financial instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term notes approximate fair value because of their short maturity as of December 31, 2008.

The Convertible Notes were recorded at face value as of the issuance date. Those Convertible Notes issued in the Euro currency were translated at the Euro – U.S. Dollar exchange rate as of the transaction date and are adjusted for exchange rate changes on a quarterly basis. The Convertible Notes approximate fair value since they are a long term liability with a fixed interest rate, adjusted for exchange rates if required and will be held until maturity or until converted into common stock.

Foreign Currency Transactions - Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Flint has a bank account and convertible notes that are in the Euro currency. Net foreign currency transaction losses were $269,571 for the six months ended December 31, 2008.

Property and Equipment – These assets are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization on capital leases is over the lesser of the estimated useful life or term of the lease if shorter, and is included in depreciation and amortization expense in the statement of operations. Ordinary course repairs and maintenance on fixed assets are expensed as incurred.

The carrying value of property and equipment is assessed annually or when factors indicating an impairment are present. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our property, plant, and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset.

OVERVIEW
Management’s objective for the first half of our fiscal year was to become public, increase the size of the business through acquisition or other strategic business combination structures, and to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We closed a reverse merger with Semotus on October 1, 2008, which brought us public, increased the depth and breadth of operations, enhanced the management team and identified acquisitions in the telecom, media and technology (TMT) space.  After the reverse merger with Semotus, we continued our focus on our operations and consolidation of the two entities.  We have been actively engaged in seeking other potential acquisition targets to further enhance the scale, depth and profitability of the business

In the three months ended December 31, 2008, we had a net loss of $8,548,598 ($0.21 per share basic and diluted), as compared to a net loss of $526,113 ($0.02 per share basic and diluted) in the three months ended December 31, 2007. We had a net loss of $9,694,544 ($0.28 per share basic and diluted) in the six months ended December 31, 2008, as compared to net loss of $1,072,860 ($0.04 per share basic and diluted) in the six months ended December 31, 2007.  Our overall cash decreased by $638,392 in the six months ended December 31, 2008, compared to an increase by $246,001 in the six months ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

REVENUES
Revenues for the three months ended December 31, 2008 increased 816% to $2,987,042 as compared to $326,095 for the three months ended December 31, 2007.  Revenues for the six months ended December 31, 2008 increased 1,453% to $6,212,293 as compared to $399,880 for the six months ended December 31, 2007.  This increase is primarily due to the growth of our wholesale call traffic business.

COST OF REVENUES AND GROSS MARGIN
The overall gross loss margin has improved in both the three and six months ended December 31, 2008 versus 2007 due to larger traffic volumes being delivered through the call platform. The revenue increases now cover the fixed cost component of cost of sales. The cost of revenues principally is the cost of call generation, including transmission and termination, network charges including access costs, lease and right-of-way charges and other third party fulfillment costs, and other telecommunication fees, such as emergency 911 service fees.

OPERATING EXPENSES
Operating expenses increased 1,563% to $7,118,899 in the three month period ended December 31, 2008 versus $428,025 for the same period in the last fiscal year, and increased 928% to $8,182,348 in the six month period ended December 31, 2008 versus $796,082 for the same period in the last fiscal year.  This increase is mainly due to costs associated with the reverse merger with Semotus Solutions, Inc., the growth of the telephony business, the non-cash expense of stock and options issued to directors, officers and employees, and the impairment of goodwill.  We categorize operating expenses into three major categories: research and development, sales and marketing, and general and administrative. The table below summarizes the changes in these three categories of operating expenses (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
Description	2008	2007	2008	2007
Research and development	$55,587	$ --	$ 55,587	$ --
Sales and marketing	210,149	--	210,149	--
General and administrative	6,853,163	428,025	7,916,612	796,082
	-----------------	-----------------	------------------	-----------------
Total	$7,118,899	$428,025	$8,182,348	$796,082

Research and development expenses are expenses incurred in developing new products and product enhancements for current products. These expenditures are charged to expense as incurred.  These costs are solely related to the Hiplink product in the Semotus business division.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for our product lines. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising, and web site development and maintenance. These costs also include the expenses of hiring sales personnel and maintaining a customer support activities. These costs incurred in 2008 are a result of an increase in sales and marketing personnel through the Semotus Business, as well as a management fee to Flint, Ltd.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations. These costs have increased during the three and six months ended December 31, 2008 versus 2007 due to the costs associated with becoming a publicly traded company and the stock compensation and option expense from  the stock and options issued to directors, officers and employees. Also, we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division. The goodwill was mainly associated with the Hiplink family of products.

The non-cash charges for compensation consist mainly of the grants of stock as a result of the reverse merger with Semotus Solutions, Inc., and of warrants issued as part of financing loans. The common stock issued was valued at its fair market value at the date of issuance.

OTHER INCOME (EXPENSE)
The $231,029 for the three months ended December 31, 2008 and $12,655 for the six months ended December 31, 2008 in other expense is comprised mainly from the expense related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes. The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar. There was no other income or expense for the three and six months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Overall cash decreased by $638,392 for the six months ended December 31, 2008 due to a continued loss from operations, purchases of equipment for the wholesale call platform, and the reverse merger with Semotus. We were able to cover some of the cash loss through proceeds from convertible and promissory note issuances. Cash increased $246,001 for the six months ended December 31, 2007 due mainly to financing from Flint Telecom Ltd. which offset the operating losses. The sources and uses of cash are summarized as follows (unaudited):
	Six Months Ended December 31,
	2008	2007
Cash used in operating activities	$ (2,228,501)	$ (859,541)
Cash used in investing activities	(246,396)	--
Cash provided by financing activities	2,106,077	1,105,542
Cash used in foreign currency activities	(269,571)	--
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	$ (638,392)	$ 246,001

During the six months ended December 31, 2008, cash used in operating activities from continuing operations consisted principally of an operating loss of $9,694,544 resulting from a gross loss of $338,587 and operating expenses of $8,182,348. The loss included non cash charges for stock and option compensation and impairment of goodwill of $3,045,249 and $2,538,148, respectively. Other non-cash expenses were depreciation and amortization of $947,735 and a loss on the purchase of notes of $174,956.

Other operating activities that increased cash were a decline in accounts receivable of $53,971, an increase in accounts payable of $343,692, of accrued liabilities of $29,361, of accrued interest of $396,525 and deferred revenue of $38,388.

During the six months ended December 31, 2007, cash used in operating activities from continuing operations consisted principally of an operating loss of $1,072,860 resulting from gross loss of $276,777 and operating expenses of $796,082. Other operating activities contributing to the increase in cash were mainly decline in accounts receivable of $63,389 and an increase in accounts payable of $212,802, slightly offset by a decrease in accrued liabilities of $77,565.

During the six months ended December 31, 2008, cash used in investing activities consisted of $329,558 of  purchases of telephony equipment and $83,162 for the cash assumed in the acquisition of Semotus Solutions. During the six months ended December 31, 2007, no cash was used in or provided by investing activities.

Cash provided by financing activities for the six months ended December 31, 2008 consisted of the sale of short term promissory notes, which provided $2,507,000 in cash and convertible notes payable in the amount of $150,000, which was offset by the repayment of some short term notes in the amount of $280,000, the repayment of $166,585 due to Flint, Ltd., and payments of $79,065 on certain lease obligations. Cash provided by financing activities for the six months ended December 31, 2007 consisted principally of proceeds from convertible notes issued of $150,000 and advances from Flint, Ltd. of $955,542.

$269,571 of cash was used in foreign currency transactions for the six months ended December 31, 2008. There were no foreign currency transactions for the six months ended December 31, 2007.

As of December 31, 2008, we had cash and cash equivalents of $848,629, a decrease of $638,392 from the balance at June 30, 2008, which was $1,487,021.  Our working capital deficit increased as of December 31, 2008 to ($8,395,627) as compared to a working capital deficit of ($2,814,281) at June 30, 2008.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised. We closely monitor our cash  position and our operating costs in order to maintain an adequate level of cash.

We have a capital lease for our telecom equipment for which future minimum lease payments are $225,302 in fiscal 2009 and $450,605 in fiscal 2010.  We have an operating lease for our facility in New York, NY for which the future minimum lease payments are $55,800 in fiscal 2009 and $93,000 in fiscal 2010. There are no material commitments for capital expenditures at December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 will have a material affect on our financial statements.

Statement No. 159
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

Statement No. 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

Statement No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 160 will have a material affect on our financial statements.

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company is evaluating the effects of FIN 48 for the 2008 fiscal year, but it does not believe that it has a liability for unrecognized tax benefits.

Management does not believe that there are any other recently-issued accounting pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying financial statements.

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, our limited operating history, our historical losses, our ability to secure additional sources of finance, our ability to adapt to rapid technological changes and the other factors that we describe in the section entitled "Risk Factors" in the Form 10KSB for the year ended March 31, 2008. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were generally effective. Our procedures have been designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Nonetheless, we believe that further steps are warranted to better assure the effectiveness of these disclosure controls and procedures, specifically as it relates to Flint’s operations resulting from the reverse merger with Semotus on October 1, 2008. The reverse merger with Semotus resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Semotus’ existing disclosure controls and procedures.  We have implemented certain steps in furtherance of this objective and believe, subject to our continuing evaluation and review of these further steps, that additional steps may be warranted. Additional steps that the Company believes it must undertake are to further design and implement adequate systems of accounting and financial statement disclosure controls for Flint’s operations during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal controls over financial reporting and disclosure controls and procedures for Flint’s operations will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our newly appointed directors, who are charged with implementing and/or carrying out our plan.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected our internal control over financial reporting. These changes are due to the reverse merger with Semotus, which resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together from both Flint and Semotus.
In future filings we will disclose any further change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 1A. RISK FACTORS.

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 2008, we issued 28,460,094 shares of restricted common stock to Flint Telecom, Inc., 3,508,000 shares of restricted common stock to Mr. Anthony LaPine, and 8,410,000 shares of restricted common stock to other executive officers and key employees of Flint, as part of the closing of the reverse merger by and among Flint Telecom, Inc. and Semotus Solutions, Inc.

Additionally, during the quarter ended December 31, 2008, a number of convertible note holders converted their convertible promissory notes into restricted common shares at a conversion price equal to $0.275 per share, which equals a total of 2,885,356 shares of our restricted common stock. See Note 8 for more details.

With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors are all accredited investors or certain persons outside the United States, and were given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuance was made without general solicitation or advertising.  The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:
Number	Description	Location
2.1
Agreement and Plan of Merger dated January 29, 2009 by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, CHVC, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House Inc. (of Florida) and Phone House, Inc. (of California) dated January 29, 2009
Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 4, 2009.
2.2	Agreement and Plan of Corporate Separation and Reorganization by and among Flint Telecom Group, Inc. and Semotus, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed on February 4, 2009.
2.3	Contribution Agreement by and among Semotus Solutions, Inc., Flint Telecom, Inc. and Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 29, 2008.
2.4	Investment Agreement by and among Semotus Solutions, Inc. and Flint Telecom, Ltd. dated April 23, 2008.	Incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on April 29, 2008.
3.1	Certificate of Amendment to Articles of Incorporation dated September 30, 2008.	Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on October 7, 2008.
3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2008.	Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on October 7, 2008.
4.1	Convertible Promissory Note dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on April 29, 2008.
4.2	Form of FTI Warrant to purchase shares of the Company’s common stock at $0.50 per share.	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on October 7, 2008.
4.3	Form of FTI Convertible Promissory Note to purchase shares of common stock.	Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed on October 7, 2008.
4.4	Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 4, 2009.
4.5	Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 4, 2009.
4.6	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on February 4, 2009.
4.7	Common Stock and Warrant Purchase Agreement by and among Flint Telecom Group, Inc. and Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on February 4, 2009.
4.8	Warrant Certificate issued to Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on February 4, 2009.
4.8	Common Stock Subscription Agreement by and among Flint Telecom Group, Inc. and David Tracey dated January 29, 2009.	Incorporated by reference to Exhibit 4.6 of Registrant’s Form 8-K filed on October 7, 2008.
10.1	Amended and Restated Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Anthony LaPine dated October 1, 2008.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on October 7, 2008.
10.2	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Vincent Browne dated October 6, 2008.	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on October 7, 2008.
10.3	Offer letter by and among Flint Telecom Group, Inc. and Michael Butler dated October 6, 2008.	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on October 7, 2008.
10.4	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Bill Burbank dated January 29, 2009.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 4, 2009.
10.5	Separation Agreement by and among Flint Telecom Group, Inc. and Christopher Knight dated November 6, 2008.	Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K filed on November 10, 2008.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne	Filed electronically herewith.
31.2	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Charles K. Dargan, II.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.
32.2	Certification pursuant to 18 U.S.C. ss.1350 for Charles K. Dargan, II.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: February 20, 2009             By: /s/ Vincent Browne
                                          ---------------------------------------
                                          Vincent Browne,
                                          Chief Executive Officer (Principal
                                          Executive Officer)

                                    By: /s/ Charles K. Dargan, II
                                    ---------------------------------------
                                    Charles K. Dargan, II, Chief Financial
                                    Officer (Principal Financial Officer)

End of Filing