Form 10-Q
period 2009-03-31
FLINT TELECOM GROUP INC.
filed 2009-05-20
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 1, 2009, the Issuer had 83,493,971 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$323,459	$1,487,021
Trade receivables, net of allowance for doubtful accounts
of $346,727 and $190,083	2,497,263	88,169
Inventory	455,494	0
Investment in marketable securities	2,700,000	0
Prepaid expenses and other current assets	262,212	46,400
Due from related parties	112,733	0
Current assets	6,351,162	1,621,590

Property, plant & equipment:
Equipment	1,319,334	705,830
Capitalized leases – equipment	823,236	778,763
Total property, plant & equipment	2,142,571	1,484,593
Less: accumulated depreciation	(436,420)	(57,082)
Net property, plant & equipment	1,706,150	1,427,511

Goodwill	7,654,248	0

Other assets	31,910	147,969
Total assets	$15,743,471	$3,197,070

LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable-trade	$4,345,963	$1,072,667
Other accrued liabilities	807,331	200,322
Accrued interest payable	798,092	145,748
Lease obligations – current	396,066	266,707
Notes payable, net of discount	5,651,203	200,000
Convertible notes payable, net of discount	1,347,925	2,322,830
Due to Flint Telecom Ltd.	113,395	227,597
Other payable	800,000	0
Total current liabilities	14,259,975	4,435,871

Convertible notes payable due to related parties – long-term	2,246,207	3,661,646
Notes payable due to related parties, net of discount	4,817,478	0
Lease obligations - long-term	237,884	510,276
Total liabilities	21,561,545	8,607,793

Stockholders' deficit
Common stock: $0.01 par value; 100,000,000 authorized, 76,956,920 issued and outstanding at March 31, 2009, 28,460,094 issued and outstanding at June 30, 2008	769,570	284,601
Common stock issuable	7,200	0
Additional paid-in capital	21,030,070	778,282
Deferred stock compensation	(4,410,468)	0
Other comprehensive loss	(5,800,000)	0
Accumulated deficit	(17,414,445)	(6,473,606)
Total stockholders' deficit	(5,818,074)	(5,410,723)
Total liabilities and stockholders’ deficit	$15,743,471	$3,197,070
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months Ended March 31,		Nine months Ended March 31,
	2009	2008	2009	2008
Revenues	$11,220,472	$492,275	$17,432,765	$892,155
Cost of revenues	10,865,903	399,067	17,416,783	1,075,725
Gross profit (loss)	354,569	93,208	15,982	(183,570)

Operating expenses:
Research and development	22,842	0	78,429	0
Sales and marketing	60,427	0	270,576	0
General and administrative:
Consultants	54,951	174,012	626,505	369,542
Salaries and payroll related expense	362,395	0	947,801	0
Management fee payable to Flint Ltd	0	281,970	286,205	819,417
Stock compensation and option expense:
Directors and officers	341,001	0	3,322,169	0
Employees	103,947	0	167,029	0
Depreciation	64,967	0	379,338	0
Impairment of goodwill	0	0	2,538,148	0
Other	534,599	168,901	975,225	232,005
Total general and administrative	1,460,860	624,884	9,242,425	1,420,964

Total operating expenses	1,544,129	624,884	9,591,430	1,420,964
Operating loss	(1,189,559)	(531,676)	(9,595,448)	(1,604,535)
Other income	1,279,657	104	1,131,956	104
Interest expense	(465,644)	0	(1,626,598)	0
Discontinued operations, net of tax	(870,749)	0	(870,749)	0
Net loss	$(1,246,295)	$(531,572)	$(10,940,839)	$1,604,431)
Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.24)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.24)	$(0.06)

Weighted average shares outstanding:
Basic	66,453,447	28,460,094	44,951,130	28,460,094
Diluted	66,453,447	28,460,094	44,951,130	28,460,094

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(10,940,839)	$(1,604,431)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	379,338	-
Other non-cash transactions:
Stock and option compensation expense	3,489,198	-
Impairment of goodwill	2,538,148	-
Loss on purchase of non-convertible notes	174,956	-
Amortization of debt discounts & warrants	610,565	-
Amortization of debt issuance costs	116,059	-
Gain on disposal of Semotus	(1,639,767)	-
Loss on disposal of fixed assets	2,032	-

Changes in assets and liabilities, net of acquisition:
Accounts receivable	(429,410)	(270,389)
Prepaid expense	(181,661)	9,692
Accounts payable	1,235,492	128,202
Accrued liabilities	606,118	(34,096)
Accrued interest	652,344	-

Net cash used in operating activities	(3,387,428)	(1,771,022)

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(351,305)	(48,659)
Cash assumed in acquisition of Semotus	(419,932)	-
Net cash used in investing activities	(771,237)	(48,659)

Cash Flows From Financing Activities:
Proceeds from short term notes issued	3,526,060	-
Short term notes repaid	(886,000)	-
Proceeds from convertible notes issued	150,000	2,840,089
Convertible notes repaid	(25,000)	-
Received (paid) to Flint Telecom Ltd.	(9,702)	(875,063)
Proceeds from the offering	420,000	-
Payments on lease obligations	(98,558)	5,438
Net cash provided by financing activities	3,076,800	1,970,464

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	(81,697)	-

Net cash provided by (used in) foreign currency activities	(81,697)	-
Net increase (decrease) in cash and cash equivalents	(1,163,562)	150,783
Cash and cash equivalents, beginning of the period	1,487,021	13,408
Cash and cash equivalents, end of the period	$323,459	$164,191
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
	Nine Months March	Ended 31,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$199,134	$--
	===========	===========
Cash paid for income taxes	$--	$--
	===========	===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Assets purchased under capital lease obligations	$44,473	$--
	===========	===========
Purchase of marketable securities	$8,500,000	$--
	==========	===========
Common stock issued upon conversion of notes payable and accrued interest (Note 12)	$2,267,755	$--
	==========	===========
Discounts – warrants	$1,132,869	$--
	===========	===========
Discounts – beneficial conversion	$474,433	$--
	===========	===========
Acquisition of Semotus Solutions, Inc.: Accounts receivable Prepaid expense Goodwill Accounts payable Accrued liabilities Deferred revenue	$390,712 18,922 2,538,148 (123,036) (269,367) (192,277)	$ -- -- -- -- -- --
	$ 2,263,102	--
	===========	===========
Deferred stock compensation	$4,410,468	$--
	===========	===========

Disposition of Semotus Solutions, Inc.:
Total assets of Semotus	307,906	--
Total liabilities of Semotus	$(414,633)	$--
	===========	===========
Acquisition of CHVC Subsidiaries: Accounts receivable Prepaid expense Fixed assets Goodwill Accounts payable Accrued liabilities	$1,979,684 34,151 252,124 6,846,225 (2,133,304) (891)	$ -- -- -- -- -- --
	$ 6,977,989	--
	===========	===========
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
STATEMENT OF STOCKHOLDERS’ DEFICIT
	Common Stock		Common Stock Issuance		Additional	Deferred	Accum.
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock Compensation	Comprehensive loss	Accum. Deficit	Total
Balances at June 30, 2008	28,460,094	$284,601	--	--	$778,282	--	--	$(6,473,606)	$(5,410,723)
Acquisition of Semotus Solutions, Inc.	2,990,900	29,900	--	--	2,416,364	--	--	--	2,446,264
Acquisition of the six CHVC subsidiaries	21,000,000	210,000	--	--	7,770,000	--	--	--	7,980,000
Issuance of new shares as compensation to officers and key employees	19,873,000	198,730	720,000	7,200	8,368,069	$(6,107,500)	--	--	2,266,499
Amortization of deferred stock compensation	--	--	--	--	--	652,032	--	--	652,032
Disposition of Semotus	(3,508,000)	(35,080)	--	--	(1,297,960)	--	--	--	(1,333,040)
Conversion of notes payable into equity	8,246,381	82,464	--	--	2,185,290	--	--	--	2,267,754
Private offering	1,554,545	15,545	--	--	404,455	--	--	--	420,000
Issuance of warrants to holders of notes payable	--	--	--	--	1,132,869	--	--	--	1,132,869
Beneficial conversion feature on convertible notes payable	--	--	--	--	462,454	--	--	--	462,454
Stock options expense for nine months ended March 31, 2009	--	--	--	--	38,647	--	--	--	38,647
Accumulated comprehensive loss	--	--	--	--	--	--	$(5,800,000)	--	(5,800,000)
Cancellation of employment agreements	(1,660,000)	(16,600)	--	--	(1,228,400)	1,245,000	--	--	--
Net loss for nine months ended March 31, 2009	--	--	--	--	--	--	--	(10,940,839)	(10,940,839)
Balances at March 31, 2009	76,956,920	$769,570	720,000	$7,200	$21,030,070	$(4,410,468)	$(5,800,000)	$(17,414,445)	$(5,818,074)
	========	=======	======	======	=========	=========	=========	=========	=========
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC.
(Formerly Semotus Solutions, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   1.           Organization and Formation

Flint Telecom Group, Inc. (formerly named Semotus Solutions, Inc.) (“Flint”, “We” or the “Company”), is a Nevada Corporation.  We were originally formed in 2005 as Flint Telecom, Inc., a Delaware Corporation, and started operations in April 2006 as a wholly owned subsidiary of Flint Telecom Limited, headquartered in Dublin, Ireland.  Flint Telecom Limited is a holding company whose sole operating business in the United States was Flint Telecom, Inc.  Flint Telecom Limited was a vehicle for the initial funding of Flint and for the development of the proprietary intellectual property (“IP”).

On October 1, 2008, Semotus Solutions, Inc. (“Semotus”) acquired substantially all of the assets and liabilities of Flint Telecom, Inc. in exchange for 28,460,094 shares of restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008.  Although Semotus is the legal acquirer, for accounting purposes Flint is the accounting acquirer. The name was changed to Flint Telecom Group, Inc.  The existing Semotus operations became a division of Flint, and were subsequently sold in January 2009.
We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We offer a wholesale call platform for aggregating call traffic at cost competitive rates to other Carriers and distribute telecommunications services and products through our distribution channels.  We are headquartered in Boca Raton, Florida and operate in the United States.

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), namely: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California) (the “Acquisition Companies”), in exchange for 21,000,000 shares of our restricted common stock and $500,000 in cash at Closing and $1,000,000 in deferred payments.
The Acquisition Companies provide the following telecom services and / or distribute the following telecom products:
-	CVC Int’l, Inc. was established in January 2007, and is a provider of wholesale VoIP telecommunications services located in South Florida.
-	Cable and Voice Corporation was established on June 1, 2008, and is a master distributor of advanced broadband products and services located in Tampa, Florida.
-	StarCom Alliance, Inc. was established in January 2008, and is a master distributor of prepaid cellular products and services.
-    Phone House Inc. of Florida was established on March 6, 2008.  Phone House, Inc. of California was established on June 12, 2001. Dial-Tone Communication Inc. was established on July 19, 2007.  Each provides discount calling cards that enable users who purchase cards in the United States to call internationally.

2. Basis of Presentation and Future Prospects

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Forms 8-K/A filed on December 23, 2008 and on March 31, 2009.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $1,246,295 and $10,940,839 for the three and nine months ended March 31, 2009, respectively, negative cash flow from operating activities of $3,387,428 for the nine months ended March 31, 2009, an accumulated stockholder’s deficit of $5,818,074 and a working capital deficit of $7,908,813 as of March 31, 2009.  Also, as of March 31, 2009, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running its operations.

The foregoing factors raise substantial doubt about our ability to continue as a going concern.  Ultimately, our ability to continue as a going concern is dependent upon its ability to attract new sources of capital, exploit the growing telecom services market in order to attain a reasonable threshold of operating efficiency and achieve profitable operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have secured indicative funding commitments from investors for additional capital, which management believes is sufficient to fund our cash flow needs.

3.           Acquisition of the CHVC Acquisition Companies

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), namely: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California) (the “Acquisition Companies”), in exchange for 21,000,000 shares of our restricted common stock and $500,000 in cash at Closing and $1,000,000 in deferred payments.

As part of the closing of the transaction and in addition to the issuance of the common stock and cash paid as noted above, we also acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000.

Additionally, we issued a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000, pursuant to which we are obligated to make payments as follows: $2,333,333.33 on or before December 31, 2009; $2,333,333.33 on or before July 31, 2010, and $2,333,333.34, plus any remaining balance due on the Note on or before December 31, 2010 (the “Note”). The Note shall not bear any interest pre-default.  The Note will bear interest at eighteen percent (18%) per year for any period of time when a payment is past due. 15,000,000 shares of CHVC restricted common stock are attached to the Note as collateral, pursuant to a Security Agreement.  The foregoing description of the Stock Purchase Agreement, Note and Security Agreement are qualified in their entirety by reference to the full text of the Stock Purchase Agreement, Note and Security Agreement, a copy of which are filed as exhibits to the Current Report on Form 8-K that we filed on February 4, 2009.

On April 25, 2009 the Merger Agreement and Stock Purchase Agreement were amended, to, among other things, extend the payment schedules to CHVC as described above.  Please see Note 22: Subsequent Events, for more detailed information on these amendments.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the three months ended March 31, 2009 we issued 6,500,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 255,000 shares of restricted common stock that were immediately vested to other key employees.  These shares of restricted common stock were valued at various prices between $0.15 and $0.38.  We recorded approximately $167,519 in expense in the three and nine months ended March 31, 2009, related to the shares of restricted common stock granted to these executive officers and key employees.

The following are condensed pro forma financial information as though the acquisition of the CHVC Acquisition Companies had occurred as of the beginning of the nine months ended March 31, 2009 and 2008. In association with the acquisition of CHVC subsidiaries, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition in the amount of $8,554,248.

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations
(unaudited)
	Nine Months ended March 31,
	2009	2008
Revenues	$51,120,043	$26,019,440
Net income (loss)	$(10,511,760)	$(1,573,458)
Net income (loss) per common share	$(0.23)	$(0.06)
Weighted average shares outstanding	44,951,130	28,460,094

4.           Acquisition and Subsequent Disposition of Semotus Solutions, Inc.

During the nine months ended March 31, 2009, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger and disposed of the Semotus software business on January 28, 2009.  Semotus issued. 28,460,094 shares of restricted common stock to Flint Telecom, Inc. pursuant to a definitive Contribution Agreement dated April 23, 2008 (the “Contribution Agreement”).  Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities and recorded $2,538,148 in goodwill.  Separate from the Contribution Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 3,508,000 shares of restricted common stock to Mr. LaPine. These shares of restricted common stock were valued at $8,938,500.   We recorded approximately $257,813 and $3,283,031 in expense in the three and nine months ended March 31, 2009, related to the shares of restricted common stock granted to these executive officers, directors and key employees.

The following are condensed pro forma financial information as though the reverse merger with Semotus had occurred as of the beginning of the nine months ended March 31, 2009 and 2008.

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations
(unaudited)
	Nine Months ended March 31,
	2009	2008
Revenues	$17,894,235	$1,671,127
Net income (loss)	$(11,409,967)	$(1,839,877)
Net income (loss) per common share	$(0.25)	$(0.06)
Weighted average shares outstanding	44,951,130	28,460,094

Semotus Business Disposition:
On January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of our restricted common stock owned by Mr. LaPine. Mr. LaPine exercised his right to purchase the Semotus Business/Solutions Division from Flint, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, in exchange for 3,508,000 shares of our restricted common stock owned by Mr. LaPine.  This transaction was further clarified and consummated by the Agreement and Plan of Corporate Separation and Reorganization by and among Flint and Semotus, Inc. executed as of January 29, 2009, pursuant to which we transferred all of the assets and properties, subject to all the liabilities, debts, obligations and contracts, of the Solutions Division to Semotus, Inc. in exchange for Mr. LaPine’s 3,508,000 shares of our restricted common stock. The “Semotus Business”, as set forth in Section 7.18 of the Contribution Agreement, is defined as the operations of Semotus as conducted immediately prior to the acquisition transaction of Flint Telecom, Inc. that closed on October 1, 2008, and does not reflect the business operations of Flint Telecom, Inc. acquired in connection with that transaction.

The financial impact of this transaction is as a gain of $1,639,767.

5.           Discontinued Operations

During the three months ended March 31, 2009, as part of our restructuring and consolidation efforts after the CHVC acquisition transaction closed, we discontinued our VOIP telecom division based in New York City, and are moving to an outsourced solution for our Partners.  As a result of this discontinuation, we recorded $(870,749) in discontinued operations, net of tax for the three months and nine months ended March 31, 2009

6.           Recent Accounting Pronouncements

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157 and we believe that it has no material impact on the Financial Statements.

Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have adopted SFAS 159 and we believe that it has no material impact on the Financial Statements.

Statement No. 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition.  SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We have adopted FIN 48 and we believe that it has no material impact on the Financial Statements.

FSP No. EITF 99-20-1
In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  We have adopted FSP No. EITF 99-20-1 and we believe that it has no material impact on the Financial Statements.

FSP No. FAS 107-1 and APB 28-1
On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on our statement of financial position or results of operations.

Management does not believe that there are any other recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

7.           Private Placements

In order to finance the CHVC acquisition, we entered into a Common Stock and Warrant Purchase Agreement with Redquartz Atlanta, LLC (“Redquartz”), in which we sold 5,454,545 shares restricted common stock at $0.275 per share and issued 3,750,000 warrants to purchase shares common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000.  As of March 31, 2009, this investment was only partially closed, with Redquartz having invested $500,000 of the $1,500,000 total that was agreed upon.

Additionally, on January 29, 2009, we entered into a Stock Purchase Agreement with an individual investor, in which we sold 1,454,545 shares of restricted common stock at $0.275 per share in exchange for $400,000.  The foregoing description of the common stock and warrant purchases are qualified in their entirety by reference to the full text of the Common Stock and Warrant Purchase Agreement, the Warrant Certificate and the Stock Purchase Agreement, copies of which are filed as exhibits to the Form 8-K that we filed on February 4, 2009.

On March 1, 2009, we entered into a Stock Purchase Agreement with an individual investor, in which we sold 100,000 shares of restricted common stock at $0.20 per share in exchange for $20,000.

8. Investment in Marketable Securities

We acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000 and a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000

We classify these securities as investments in marketable securities available for sale. These securities are stated at their fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”, and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services ”.  Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system.  Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

To date, the securities received from CHVC are quoted on the Pink Sheets. The securities are restricted as to resale.  As the securities are restricted, we are unable to liquidate these securities until the restriction is removed.  Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

Marketable securities are evaluated periodically to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  The unrealized loss on marketable securities available for sale, net of the effect of taxes, for the three months and nine months ended March 31, 2009 was $5,800,000. Management will continue to monitor the underlying value of this investment.

9.           Accounts Receivable and Concentration of Credit Risk

Two customers accounted for 39% and 18% of our revenue, respectively, for the three months ended March 31, 2009. Four customers accounted for 25%, 14%, 14% and 12% of our revenue, respectively, for the nine months ended March 31, 2009.  Three customers accounted for 54% of the accounts receivable at March 31, 2009, the largest of which accounted for 25% of the receivables. Two customers accounted for 62% and 14% of our revenue, respectively, for the three months ended March 31, 2008. One customer accounted for 57% of our revenue for the nine months ended March 31, 2008.

10.           Accounts Payable

Accounts payable at March 31, 2009 were $4,345,963. Four vendors accounted for 47% of the payables at March 31, 2009, the largest of which accounted for 24% of the payables.

Although we believe that we have adequate alternative vendors to purchase services and products, there can be no assurance of comparability, which could have a detrimental effect on the business. Further, when the vendor provides services for direct access to and call routing for residential or business customers, a reduction in or elimination of that vendor service will probably have a detrimental affect on that portion of our business.

11.           Property, Plant and Equipment

We have acquired $1,319,334 in equipment and incurred $823,236 in principal amount of capital lease obligations primarily for computer and telephony equipment.  During the three months ended March 31, 2009, we incurred $112,651 in capital lease charges.  During the nine months ended March 31, 2009, we incurred $336,339  in capital lease charges.  There were no capital lease obligations in the nine months ended March 31, 2008.  The future minimum payments under these capital leases are $112,651 in fiscal 2009 and $450,605 in fiscal 2010.  The lease terms expire from November 2010 to June 2011.  The interest rates range from 9.1% to 21.8%.

12.           Promissory and Convertible Notes

During the three months ended March 31, 2009, we issued a $300,000 Promissory Note, due March 31, 2009, with 300,000 shares of restricted common stock issued on March 31, 2009.  As of April 21, 2009, this Note had not been repaid and under the terms of the Note we are required to issue an additional 300,000 shares of restricted common stock to the Note holder.

During the three months ended March 31, 2009, we also issued a €100,000 (US $132,048) Promissory Note, due April 30, 2009, with 30,000 shares of restricted common stock to be issued on April 30, 2009.

From June 30, 2007 to March 31, 2009, we issued $3,140,583 principal amount of Promissory notes with Warrants, $3,661,646 principal amount of U.S. Dollar Convertible Promissory Notes and €1,475,000 (US $1,947,738) principal amount of Euro Convertible Promissory Notes. Substantially all of the proceeds have been used for the expansion of our business, including capital expenditures and working capital.

U.S. Dollar Convertible Promissory Notes
The U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The conversion price for $910,146 of the Notes is based upon a formula which is the lower of (i) the expected market capitalization divided by the number of shares outstanding and (ii) a price per share derived by a percentage multiplied by the average daily closing price of the common stock in the first 20 days of trading, provided however that if the estimated market capitalization is actually below $10 million at the calculation date, then the $10 million number will be used in the calculation. $2,751,500 of the Notes have a conversion price of $0.275 per share.

During the three months ended March 31, 2009, $1,474,282 in principal and interest was converted by the U.S. Dollar Convertible Promissory Notes into a total of 5,361,025 shares of restricted common stock.  As of March 31, 2009, a total of $2,267,755 in principal and accrued interest of the U.S. Dollar Convertible Promissory Notes was converted into 8,246,381 shares.  A holder of U.S. Dollar Convertible Promissory Note in the amount of $122,895 executed a six month extension to June 30, 2009.  A holder of two U.S. Dollar Convertible Promissory Notes in the amount of $148,056 and $180,861 in principal and accrued interest executed a twenty-four month extension to December 31, 2010.  The remaining $1,235,425 was due to U.S. Dollar Promissory Note holders as of December 31, 2008 and has not been repaid.  Management is negotiating extensions with these Note holders and we believe that all of the remaining Note holders will agree extensions or convert the Notes.  Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum.  Upon default, the Note holders may at any time at their option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, due and payable.

Euro Convertible Promissory Notes
The Euro Convertible Promissory Notes have been issued to one individual, Mr. Michael Butler, in two tranches each with an interest rate of 15%.   The conversion price for €1,175,000 (US $1,551,588) of the Notes is based upon a formula which is the lower of (i) the expected market capitalization divided by the number of shares outstanding and (ii) a price per share derived by a percentage multiplied by the average daily closing price of the common stock in the first 90 days of trading, provided however that if the estimated market capitalization is actually below $10 million at the calculation date, then the $10 million number will be used in the calculation.  €300,000 (US $396,150) of the Notes have a conversion price of $0.25 per share.

Promissory Notes with Warrants
During the nine months ended March 31, 2009, we issued $1,502,500 of Promissory Notes.  $1,202,500 of the Promissory Notes were issued to Flint Telecom, Ltd.  These notes have a 15% interest rate and mature on March 30, 2009.  The warrants are exercisable into 1,202,500 common shares at $0.50 per share. The warrants expire on September 30, 2011.

We also issued $300,000 of Promissory Notes with Warrants to an individual on September 30, 2008.  The Note has a 15% interest rate and matures on December 31, 2010.  The warrants are exercisable into 300,000 common shares at $0.50 per share. The warrants expire on September 30, 2011.

During the nine months ended March 31, 2009, we issued a $250,000 Promissory Note due March 30, 2009 to an individual with 250,000 warrants exercisable at $0.50 per share, expiring on November 10, 2011.

For nine months ended March 31, 2009, the warrant component of the promissory notes was valued at $1,132,869. The value was recorded as a discount to the promissory note and $1,132,869 was expensed through March 31, 2009.  The following are the assumptions used for the Black Scholes calculation:

Expected term (in years)	Fiscal Year Ended 2009 1 – 1 ½ Yrs.
Weighted average volatility	185.09% – 214.36%
Expected dividend yield	--
Risk-free rate	1.27% – 2.28%

13.            STOCK-BASED COMPENSATION

As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Semotus’ SEC Form 10K for the fiscal year ended March 31, 2008.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards.  We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three and nine months ended March 31, 2009 was $443,948 and $3,489,198.

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
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the quarter ended March 31, 2009 based upon a closing stock price of $0.50 per share as of March 31, 2009:
Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	1,527,919	0.67	--	0.34	--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Expired	287,075	0.70	--	0.27	--
Outstanding at March 31, 2009	1,240,844	0.66	5.23	0.35	--
Exercisable at March 31, 2009	938,563	0.74	4.27	0.42	--

The aggregate intrinsic value of options as of March 31, 2009 was zero, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.50 market price of our common stock at March 31, 2009, of which there were none.

No options were exercised during the three months ended March 31, 2009.

During the quarter ended March 31, 2009, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 6,500,000 shares of restricted stock, vesting over a period of four years, to executive officers, and a total of 1,600,000 shares of restricted common stock to other key employees.  These shares of restricted common stock have a total value of $2,004,500, calculated based on the closing market price of our common stock on the date of grant.  We recorded approximately $167,519 in expense for the three and nine months ended March 31, 2009 related to these shares.

On October 1, 2008, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees. These shares of restricted common stock have a total value of $6,307,500; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. Among these 8,410,000 shares, 1,660,000 shares have been cancelled in the January 2009. We recorded approximately $257,813 and $652,031 in expense for the three and nine months ended March 31, 2009 respectively, related to the these shares of restricted common stock granted to the executive officers and key employees. We also amended Mr. LaPine’s employment agreement and issued to him 3,508,000 shares of restricted common stock, having a total value of $2,631,000; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. However, these shares were returned to us as consideration for the sale of the Semotus Business that closed on January 29, 2009 (See Note 4 Acquisition and Subsequent Disposition of Semotus Solutions, Inc. for more details on the Semotus Business disposition).  We recorded $2,631,000 in expense for the nine months ended March 31, 2009, related to the 3,508,000 shares of restricted common stock issued to Mr. LaPine.

14.           Exchange Gains and Losses

We maintain certain bank accounts denominated in euros and have issued and outstanding €1,475,000 Convertible Notes. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $105,078 and $374,650 loss on translation for the three and nine months ended March 31, 2009, respectively.

15.           Common Stockholder’s Equity

Effective October 1, 2008, as a result of the closing of the acquisition transaction by and among Flint Telecom, Inc. and Semotus, and as approved by our stockholders, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 100,000,000. As of March 31, 2009, 76,957,002 shares were issued and outstanding.  There are no special voting or economic rights or privileges.

16.           Earnings (Loss) Per Share

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

Since we incurred a net loss for the three and nine months ended March 31, 2009, 22,861,777 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the three and nine months ended March 31, 2008, 8,741,215 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $1,246,295 and $10,940,839 for the three and nine months ended March 31, 2009, respectively.  We reported a net loss of $531,572 and $1,604,431 for the three and nine months ended March 31, 2008, respectively.

17.            Related Party Transactions

On January 29, 2009, Redquartz Atlanta, LLC (“Redquartz”), which is partly owned by Mr. Stephen Keaveney, our CFO and a member of our board of directors, agreed to purchase 5,454,545 shares of our restricted common stock at $0.275 per share and we agreed to issue

3,750,000 warrants to purchase shares of Flint’s common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000.  See Note 7 for more details.

Also on January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of Flint restricted common stock owned by Mr. LaPine.  Mr. LaPine exercised his right to purchase the Semotus Business/Solutions Division from us, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, in exchange for 3,508,000 shares of Flint restricted common stock owned by Mr. LaPine.  This transaction was further clarified and consummated by the Agreement and Plan of Corporate Separation and Reorganization by and among Flint and Semotus, Inc. executed as of January 29, 2009, pursuant to which we transferred all of the assets and properties, subject to all the liabilities, debts, obligations and contracts, of the Solutions Division to Semotus, Inc. in exchange for Mr. LaPine’s 3,508,000 shares of Flint restricted common stock. The “Semotus Business”, as set forth in Section 7.18 of the Contribution Agreement, is defined as the operations of Semotus as conducted immediately prior to the acquisition transaction of Flint Telecom, Inc. that closed on October 1, 2008, and does not reflect the business operations of Flint Telecom, Inc. acquired in connection with that transaction.

We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, and Mr. Butler, one of Flint’s board members.  Flint, Ltd. also has a direct equity investment in us.  The loan balance was $17,895 at March 31, 2009.  The loan includes charges for management fees earned by Flint, Ltd.  The management fees are for the executive, operating and financial services provided by Flint, Ltd. to us.  The investment from Flint, Ltd. was $1,482,883 at March 31, 2009.  The investment is for capital needed for our operations.

During the nine months ended March 31, 2009, we issued $1,502,500 of Promissory Notes.  $1,202,500 of the Promissory Notes were issued to the Flint Telecom, Ltd.  These notes have a 15% interest rate and mature on March 30, 2009.  The warrants are exercisable into 1,202,500 common shares at $0.50 per share.  The warrants expire on September 30, 2011.

We also issued $300,000 of Promissory Notes with Warrants to Mr.Butler on September 30, 2008.  The Note has a 15% interest rate and matures on December 31, 2010.  The warrants are exercisable into 300,000 common shares at $0.50 per share.  The warrants expire on September 30, 2011.

 In addition, €1,475,000 in Euro convertible notes are owed by us to Mr. Butler, and $634,000 in U.S. Dollar convertible notes are owed to Mr. Butler and his family members and affiliates.  See Footnote 10 for more details on these notes.

Effective January 29, 2009, we entered into a two year employment agreement with our President, Bill Burbank. The agreement automatically renews for six month periods unless 60 days prior notice is provided by either party.  Mr. Burbank will receive salary in the amount of $186,000 per year and 2,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint.  However, during the time Mr. Burbank is an Officer of China Voice Holding Corp. he will be compensated as follows: January 2009, 60% of base monthly salary and for months thereafter , 90% of monthly base salary.

Effective March 1, 2009, we entered into a two year employment agreement with our CFO, Steve Keaveney.  The agreement automatically renews for six month periods unless 60 days prior notice is provided by either party. Pursuant to the terms of his employment, Mr. Keaveney will receive salary in the amount of $180,000 per year and 3,500,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at his first annual anniversary, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary.

The foregoing description of the terms of employment of Mr. Burbank and Mr. Keaveney are qualified in their entirety by reference to the full text of their employment agreements, which are attached as exhibits to our Current Reports on Form 8-K filed on February 4, 2009 and March 6, 2009, respectively.

18.           Commitments and Contingencies

We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

We assumed an operating lease for its facility in New York, N.Y. starting on April 1, 2008.  The lease expires on May 1, 2010.  The monthly base lease payment is $9,300 and there are additional payments owed for costs passed through by the landlord. We have incurred $83,700 in lease payments for the nine months ended March 31, 2009. The future minimum lease payments are $27,900 in fiscal 2009 and $93,000 in fiscal 2010.We have two leases for apartments in New York, N.Y. for former executives, which expire on 30th June 2009. The future minimum lease payments are $11,085 and $21,900 for fiscal 2009.

19.           Goodwill and Goodwill Impairment

In association with the acquisition of CHVC subsidiaries, in accordance with FASB 141, “Goodwill and Other Intangible Assets”, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 3, Acquisition of the CHVC Acquisition Companies.) in the amount of $7,654,248.  In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.  We are currently performing a valuation of the assets acquired for the purchase allocation, and management expects the valuation will be done by June 30, 2009.

In accordance with FASB 142, “Goodwill and Other Intangible Assets” we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009 (See Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc.).  The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition (See Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc.) in the amount of $2,538,148, and was mainly associated with the Hiplink family of products.

20.           Other Income

We recorded other income of $1,279,657 and $1,131,956 for the three months and nine months ended March 31, 2009.  Other income is comprised mainly from the gain from disposition of Semotus Solutions, Inc., net of any other expense related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  During the three months ended March 31, 2009, we disposed of the Semotus business (see Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc). As a result of the transaction, we recorded a gain of $1,639,767.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar.  For the three and nine months ended March 31, 2008, other income amounted to $104.

21.           Management and Board of Directors Changes

Effective January 29, 2009, we appointed Mr. Bill Burbank as our President, Chief Operating Officer and as a new member to our Board of Directors.  Additionally, on January 29, 2009, we appointed Stephen Keaveney and Garrett A. Sullivan as new members of our Board of Directors.  To effectuate these new board appointments, our board of directors took such actions as was necessary to increase the size of the our board of directors to seven directors, with the vacancies created by such board increase filled by Mr. Burbank, Mr. Keaveney and Mr. Sullivan.  Neither Mr. Burbank nor Mr. Keaveney qualify as “independent” directors, as that term is defined by the NASDAQ Stock Market and the SEC, and they will not be serving on any Board Committees.  Also effective as of January 29, 2009, we appointed John Iacovelli as our Chief Technology Officer and Jose Ferrer as our Executive Vice President of Business Development.  Please see our SEC Form 8-K filed on February 4, 2009 for a description of the business experience of Messrs. Burbank, Keaveney, Sullivan, Iacovelli and Ferrer for at least the past five years and a description of their terms of employment compensation.

Effective March 1, 2009, Charles K. Dargan, II resigned as our Chief Financial Officer, as part of a planned transition after the acquisition of Semotus Solutions, Inc, for which he was the Chief Financial Officer, to Flint.   Also on March 1, 2009, Steve Keaveney was appointed our Chief Financial Officer.  Please see our SEC Form 8-K filed on March 6, 2009 for a description of Mr. Keaveney’s terms of employment.

22.           Subsequent Events

On April 24, 2009, we entered into two amendments with China Voice Holding Corp. (CHVC): 1) the First Amendment to the Agreement and Plan of Merger by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, CHVC, and CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House Inc. (of Florida), and Phone House, Inc. (of California), each a wholly-owned subsidiary of CHVC (and together, the “Targets”) dated January 29, 2009 (the “Merger Agreement”), and 2) the First Amendment to the Stock Purchase Agreement by and among Flint and CHVC dated January 29, 2009 (the “Stock Purchase Agreement”), whereby the consideration to be paid under these agreements is modified as follows:

The First Amendment to the Agreement and Plan of Merger modifies the Agreement and Plan of Merger such that all shares of the Targets’ Common Stock are converted into the right to receive a cash payment, paid to CHVC, at the Closing Date equal to $500,000 and $200,000 paid on March 16, 2009.  In addition to the aforementioned amounts already paid, we shall issue to CHVC 800,000 shares ($800,000 issue price) of Series C preferred stock, redeemable through the following payment schedule: $275,000 in May of 2009, with the remaining $525,000 redeemable in five equal monthly installment payments of $105,000 each, starting on July 15, 2009. Alternatively, should we close on new funding from a third party, the remaining $525,000 shall be redeemed through one lump sum payment, up to a maximum of twenty five percent (25%) of whatever net amount we actually receive.

Additionally, effective March 16, 2009, we agreed to omit the Targets’ future minimum revenue targets and our right of offset; we therefore released to CHVC the 6,300,000 shares of restricted common stock that were being held in escrow pursuant to the Merger Agreement. The First Amendment to the Stock Purchase Agreement modifies the Stock Purchase Agreement such that we shall pay to CHVC $500,000 by no later than April 30, 2009.   Additionally, we shall issue to CHVC 1,000,000 shares ($1,000,000 issue price) of Series C preferred stock, redeemable through the following payment schedule: $275,000 in May of 2009, with the remaining $725,000 redeemable in five equal monthly installment payments of $145,000 each, starting on July 15, 2009.  Alternatively, should we close on new funding from a third party, the remaining $725,000 shall be redeemed through one lump sum payment, up to a maximum of twenty five percent (25%) of whatever net amount weactually receives. Additionally, we entered into a security agreement with CHVC (the “Security Agreement”) whereby the obligation to redeem the preferred stock issued to CHVC is secured by the capital stock of the Targets.  Notwithstanding, CHVC agrees to subordinate its security interest in the Targets to any future third party funding closed by us, as required by us and approved by CHVC, such approval not to be unreasonably withheld.

We also executed a First Amendment to the Promissory Note issued to CHVC on January 29, 2009 (the “Note”), whereby we agreed to add the following language to the end of Section 2(a) of the Note:“A portion equal to one million dollars (USD$1,000,000) of the balance due on the Note shall be paid by Maker [Flint] through a payment of seven hundred twenty one thousand pound sterling (GBP£721,000) on or before December 31, 2010, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss for either party.”

The foregoing descriptions of the First Amendment to the Agreement and Plan of Merger, the First Amendment to the Stock Purchase Agreement, the First Amendment to the Promissory Note and the Security Agreement are qualified in their entirety by reference to the full text of those agreements, which are filed as exhibits to our Current Report on Form 8-K dated April 30, 2009.

Promissory Notes

On May 2, 2009 we accepted a short-term loan in an amount of two hundred fifty thousand dollars ($250,000), all principal and a cash fee of one hundred twenty five thousand dollars ($125,000) to be repaid by July 31, 2009.  This Promissory Note is secured by 5,000,000 shares of restricted common stock of CHVC held directly by Flint.

On May 5, 2009 we accepted a short term loan in an amount of one hundred thousand euro (€100,000), all principal and a cash fee of eight thousand euro ((€8,000) to be repaid by no later than May 31, 2009.

On May 13, 2009 we accepted a short-term loan in an amount of five hundred thousand dollars ($500,000), all principal and a cash fee of two hundred fifty thousand dollars ($250,000) to be repaid by no later than August 11, 2009.  This Promissory Note is secured by 10,000,000 shares of restricted common stock of CHVC held directly by us.

Additionally, Effective May 2, 2009, we entered into an agreement with China Voice Holding Corp. (CHVC), to allow for a temporary waiver of CHVC’s security interest in the 15,000,000 CHVC shares of restricted common stock held directly by us, such waiver to remain in place for so long as the promissory notes issued in May of 2009, as described above, remain unpaid.

The foregoing descriptions of the Promissory Notes and CHVC Agreement are qualified in their entirety by reference to the full text of those notes and agreement, which are attached hereto as Exhibits 4.3, 4.4, 4.5, and 4.6, respectively, and are incorporated herein by reference.

On May 13, 2009 we entered into an agreement with Mr. Butler to cancel his 5 existing Promissory Notes without repayment, including the repayment of any and all principal amounts underneath these Promissory Notes (EURO 1,175,000, EURO300,000, $141,000, $173,000 and $300,000 each) (the “Notes”) as well as to waive and cancel all past, present and future accrued interest amounts that may have been due under the Notes, and in exchange we issued a new Convertible Promissory Note in an amount of $1,516,000, accruing no interest, convertible in whole or in part at $0.40 per share, and due and payable through installment payments of $100,000 each, beginning as of October 31, 2009, and we issued 3,260,000 shares of restricted common stock in the Company, vesting quarterly over a period of three years beginning as of January 1, 2011 such that 100% of the shares are vested as of January 1, 2014.

The foregoing description of the Restructure Agreement and Convertible Promissory Note are qualified in their entirety by reference to the full text of the Restructure Agreement and Convertible Promissory Note, which are attached as Exhibits 4.7 and 4.8, respectively.

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

Revenue Recognition – We recognize revenues based upon contract terms and completion of the sales process in accordance with Staff Accounting Bulletin No. 104, a codification of revenue recognition. Revenue is generated from the sale of telecom services to the Company’s partners. We recognize the revenue when the service is provided and payment is collected either through credit cards or through payments by check. The appropriate partner revenue allocation is deducted from those accounts that pay us directly. Other accounts that pay the partners directly, we recognize the portion of the revenue share that relates to it and invoices the Partner for this. The invoice becomes a receivable from the Partner when raised.

Cost of Revenue – Costs directly related to the production of revenue are categorized as a cost of revenue. These costs are the cost of call generation, including transmission and termination, network charges including access costs, lease and right-of-way charges and other third party fulfillment costs, and other telecommunication fees, such as emergency 911 service fees.

Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method or the if converted method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Any dilutive security issued, that would create an anti-dilutive effect, is not included in the weighted average share calculation for that period.

Stock Compensation Expense – We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock compensation expense recognized by us during the three and nine months ended March 31, 2009 was $443,948 and $3,489,198, respectively.

Income taxes - We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of its cash and cash equivalents in interest bearing demand deposit accounts with one financial institution and in amounts that are insured either by the Irish government for Euro deposits or by the Federal Deposit Insurance Corporation for U.S deposits.

Concentrations of Credit Risk - Financial instruments which potentially subject us to concentrations of risk consist principally of trade and other receivables. We extend credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectability and creates an allowance for doubtful accounts, as needed. We do not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

We estimate our allowance for doubtful accounts by applying estimated loss percentages against our aging of accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries. Changes to allowances may be required if the financial condition of our customers improves or deteriorates or if we adjust its credit standards for new customers, thereby resulting in write-off patterns that differ from historical experience.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements. Actual results could differ from those estimates.

Fair value of financial instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term notes approximate fair value because of their short maturity as of March 31, 2009.

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

Foreign Currency Transactions - Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Flint has a bank account and convertible notes that are in the Euro currency. Net foreign currency transaction losses were $374,650 for the nine months ended March 31, 2009.

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

Goodwill and Goodwill Impairment-In association with the acquisition of CHVC subsidiaries, in accordance with FASB 142, “Goodwill and Other Intangible Assets”, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill. The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 3, Acquisition of the CHVC

 Acquisition Companies.) in the amount of $8,554,248. In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.  We are currently performing a valuation of the assets acquired for the purchase price allocation and management expects the valuation will be done by June 30, 2009.

In accordance with FASB 142, “Goodwill and Other Intangible Assets” we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009 (See Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc.). The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition (See Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc.) in the amount of $2,538,148.

OVERVIEW
Management’s objective for the three months ended March 31, 2009 was to increase the size of the business through acquisition or other strategic business combination structures, and to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We closed an acquisition of six wholly owned subsidiary companies of China Voice Holding Corp. on January 29, 2009, thereby increasing the depth and breadth of operations, enhanced the management team and identified additional acquisitions in the telecom, media and technology (TMT) space.  After the CHVC subsidiaries acquisition, we continued our focus on our operations and consolidation of the entities.  We have been actively engaged in seeking other potential acquisition targets to further enhance the scale, depth and profitability of the business

In the three months ended March 31, 2009, we had a net loss of $1,246,295 ($0.02 per share basic and diluted), as compared to a net loss of $531,572 ($0.02 per share basic and diluted) in the three months ended March 31, 2008. We had a net loss of $10,940,839 ($0.24 per share basic and diluted) in the nine months ended March 31, 2009, as compared to net loss of $1,604,431 ($0.06 per share basic and diluted) in the nine months ended March 31, 2008.  The increase in the losses year on year were predominantly as a result of costs and SEC accounting provisions associated with the Semotus transaction which are non recurring. Our overall cash decreased by $1,163,562 in the nine months ended March 31, 2009, compared to an increase of $150,783 in the nine months ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

REVENUES

Revenues for the three months ended March 31, 2009 increased 2,197.3% to $11,220,472 as compared $492,275 for the three months ended March 31, 2008.  Revenues for the nine months ended March 31, 2009 increased 1,854% to $17,432,765 as compared to $892,155 for the nine months ended March 31, 2008.  This increase is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) and growth of our wholesale call traffic business.

COST OF REVENUES AND GROSS MARGIN

The overall gross margin has improved in both the three and nine months ended March 31, 2009 versus 2008 due to larger traffic volumes being delivered through the call platform and the cessation of certain business activities that required high cost of revenues. We have moved from a fixed cost of revenue structure to a fully variable cost model that results in consistent positive gross margins going forward. The cost of revenues principally is the cost of call generation, including transmission and termination, network charges including access costs, lease and right-of-way charges and other third party fulfillment costs, and other telecommunication fees, such as emergency 911 service fees.

OPERATING EXPENSES

Operating expenses increased 147% to $1,544,129 in the three month period ended March 31, 2009 versus $624,884 for the same period in the last fiscal year, and increased 575% to $9,591,430 in the nine month period ended March 31, 2009 versus $1,420,964 for the same period in the last fiscal year.  This increase is mainly due to non-recurring costs associated with the reverse merger with Semotus Solutions, Inc. and the CHVC subsidiaries, the growth of the telephony business, the non-cash expense of stock and options issued to directors, officers and employees, and the impairment of goodwill.  We categorize operating expenses into three major categories: research and development, sales and marketing, and general and administrative. The table below summarizes the changes in these three categories of operating expenses (unaudited):
	Three Months Ended March 31,		Nine Months Ended March 31,
Description	2009	2008	2009	2008
Research and development	$22,842	$-	$78,429	$-
Sales and marketing	60,427	-	270,576	-
General and administrative	1,460,860	624,884	9,242,425	1,420,964
	-----------------	-----------------	------------------	-----------------
Total	$1,544,129	$624,884	$9 ,591,430	$1,420,964

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs have increased during the three and nine months ended March 31, 2009 versus 2008 due to the costs associated with becoming a publicly traded company and the stock compensation and option expense from the stock and options issued to directors, officers and employees.  Also, we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division.

The non-cash charges for compensation consist mainly of the grants of stock as a result of the reverse merger with Semotus Solutions, Inc. and the acquisition of the six CHVC subsidiaries, and of warrants issued as part of financing loans.  The common stock issued was valued at its fair market value at the date of issuance.

OTHER INCOME

The $1,279,657 for the three months ended March 31, 2009 and $1,131,956 for the nine months ended March 31, 2009 in other income is comprised mainly from the gain from Semotus spin-off, net any other expense related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  During the three months ended March 31, 2009, the Company disposed of Semotus (see Note 4). As a result of the Acquisition and Subsequent Disposition of Semotus Solutions, Inc., we recorded a gain of $1,639,767.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar.

DISCONTINUED OPERATIONS, NET OF TAX

During the three months ended March 31, 2009, as part of our restructuring and consolidation efforts after the CHVC acquisition transaction closed, we discontinued our wholesale telecom operations that were based out of New York City.  As a result of this discontinuation, we recorded $(870,749) in discontinued operations, net of tax for the three months and nine months ended March 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

Overall cash decreased by $1,163,562 for the nine months ended March 31, 2009 due to a continued loss from operations, purchases of equipment for the wholesale call platform, the reverse merger with Semotus and the acquisition of the six CHVC subsidiaries. We were able to cover some of the cash loss through proceeds from convertible and promissory note issuances.  Cash increased $150,783 for the nine months ended March 31, 2008 due mainly to financing from Flint Telecom Ltd., which offset the operating losses.  The sources and uses of cash are summarized as follows (unaudited):
	Nine Months Ended March 31,
	2009	2008
Cash used in operating activities	$(3,187,428)	$(1,771,022)
Cash used in investing activities	(771,237)	(48,659)
Cash provided by financing activities	2,876,800	1,970,464
Cash used in foreign currency activities	(81,697)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	$(1,163,562)	$150,783

During the nine months ended March 31, 2009, cash used in operating activities was $3,187,428 resulting from a gross gain of $15,982 and operating expenses of $9,242,425. The loss included non cash charges for stock and option compensation and impairment of goodwill of $3,489,198 and $2,538,148, respectively.  Other non-cash expenses were depreciation and amortization of $379,338 and a loss on the purchase of notes of $174,956.

Other operating activities that increased cash were an increase in accounts payable of $1,235,492, of accrued liabilities of $606,118, and accrued interest of $652,344.

During the nine months ended March 31, 2008, cash used in operating activities was $1,771,022 resulting from gross loss of $183,572 and operating expenses of $1,420,964. Other operating activities contributing to the increase in cash were mainly an increase in accounts payable of $128,202, slightly offset by a decrease in accrued liabilities of 34,096.

During the nine months ended March 31, 2009, cash used in investing activities consisted of $351,305 of purchases of telephony equipment, $196,906 for the cash assumed in the acquisition of six CHVC subsidiaries and $700,000 cash consideration payment for the acquisition of the six CHVC subsidiaries. During the nine months ended March 31, 2008, $48,659 was used in investing activities of purchase telephony equipment.

Cash provided by financing activities for the nine months ended March 31, 2009 consisted of the sale of short term promissory notes, which provided $3,526,060 in cash and convertible notes payable in the amount of $150,000, which was offset by the repayment of some short term notes in the amount of $886,000, the repayment of $209,702 due to Flint, Ltd., and payments of $98,558 on certain lease obligations. Cash provided by financing activities for the nine months ended March 31, 2008 consisted principally of proceeds from convertible notes issued of $2,840,089 and advances from Flint, Ltd. of $875,063.

$81,697 of cash was used in foreign currency transactions for the nine months ended March 31, 2009.  There were no foreign currency transactions for the nine months ended March 31, 2008.

As of March 31, 2009, we had cash and cash equivalents of $323,459, a decrease of $1,163,562 from the balance at June 30, 2008, which was $1,487,021.  Our working capital deficit increased as of March 31, 2009 to ($7,908,813) as compared to a working capital deficit of ($2,814,281) at June 30, 2008.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash  balances and our operating costs in order to maintain an adequate level of cash.

We have a capital lease for our telecom equipment for which future minimum lease payments are $112,651 in fiscal 2009 and $450,605 in fiscal 2010.  We have an operating lease for our facility in New York, NY for which the future minimum lease payments are $63,363 in fiscal 2009 and $93,000 in fiscal 2010.  There were no material commitments for capital expenditures at March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 and we believe that it has no material impact on the Financial Statements.

Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS 159 and we believe that it has no material impact on the Financial Statements.

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

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We have adopted FIN 48 and we believe that it has no material impact on the Financial Statements.

FSP No. EITF 99-20-1
In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We have adopted FSP No. EITF 99-20-1 and we believe that it has no material impact on the Financial Statements.

FSP No. FAS 107-1 and APB 28-1
On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on our statement of financial position or results of operations.

Management does not believe that there are any other recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

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

Nonetheless, we believe that further steps are warranted to better assure the effectiveness of these disclosure controls and procedures, specifically as it relates to Flint’s operations resulting from the reverse merger with Semotus on October 1, 2008 and the acquisition of six U.S. subsidiary companies of China Voice Holding Corp. (CHVC) on January 29, 2009. Both the reverse merger with Semotus and the CHVC subsidiary acquisition transaction both resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Semotus’ existing disclosure controls and procedures.  We have implemented certain steps in furtherance of this objective and believe, subject to our continuing evaluation and review of these further steps, that additional steps may be warranted. Additional steps that the Company believes it must undertake are to further design and implement adequate systems of accounting and financial statement disclosure controls for Flint’s operations during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal controls over financial reporting and disclosure controls and procedures for Flint’s operations will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our newly appointed directors, who are charged with implementing and/or carrying out our plan.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected our internal control over financial reporting. These changes are due to the acquisition of six subsidiary companies previously owned by CHVC, which resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Flint’s accounting personnel and financial reporting procedures.

In future filings we will disclose any further change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended March 31, 2009, as part of the closing of the acquisition of six U.S. subsidiary companies of China Voice Holding Corp., we issued 21,000,000 shares to China Voice Holding Corp., 6,500,000 shares of restricted common stock to newly appointed executive officers, vesting over a period of four years and 255,000 shares of restricted common stock to other key employees. We also issued a total of 1,200,000 shares of restricted common stock to certain ex-employees and consultants, as part of their compensation for services rendered.

During the quarter ended March 31, 2009, we issued a total of 1,454,545 shares of restricted common stock to certain investors (See Note 7 for more details).  Additionally, a number of convertible note holders converted their convertible promissory notes into restricted common shares at a conversion price equal to $0.275 per share, equaling a total of 5,361,025 shares of our restricted common stock. (See Note 12 for more details.)

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
2.3
First Amendment to the Agreement and Plan of Merger by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, CHVC, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House Inc. (of Florida) and Phone House, Inc. (of California) dated April 24, 2009
Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on April 30, 2009.
4.1	Promissory Note issued to John Lavery on March 13, 2009 for $300,000.	Filed electronically herewith.
4.2	Promissory Note issued to Donal Lawless on March 25, 2009 for €100,000 .	Filed electronically herewith.
4.3	Promissory Note issued to John Lavery on May 2, 2009 for $250,000.	Filed electronically herewith.
4.4	Promissory Note issued to Donal Lawless on May 5, 2009 for €100,000.	Filed electronically herewith.
4.5	Promissory Note issued to Michael Butler on May 13, 2009 for $500,000.	Filed electronically herewith.
4.6	Second Amendment to Stock Purchase Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated May 1, 2009.	Filed electronically herewith.
4.7	Restructure Agreement by and among Flint Telecom Group, Inc. and Michael Butler dated May 13, 2009.	Filed electronically herewith.
4.8	Convertible Promissory Note issued to Michael Butler on May 13, 2009 for $1,516,000.	Filed electronically herewith.
4.9	Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 4, 2009.
4.10	Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 4, 2009.
4.11	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on February 4, 2009.
4.12	Common Stock and Warrant Purchase Agreement by and among Flint Telecom Group, Inc. and Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on February 4, 2009.
4.13	Warrant Certificate issued to Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on February 4, 2009.
4.14	Common Stock Subscription Agreement by and among Flint Telecom Group, Inc. and David Tracey dated January 29, 2009.	Incorporated by reference to Exhibit 4.6 of Registrant’s Form 8-K filed on October 7, 2008.
4.15	First Amendment to the Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated April 24, 2009.	Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed on April 30, 2009.
4.16	First Amendment to the Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated March 16, 2009	Incorporated by reference to Exhibit 4.3 of Registrant’s Form 8-K filed on April 30, 2009.
10.1	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Bill Burbank dated January 29, 2009.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 4, 2009.
10.2	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Stephen Keaveney dated March 1, 2009.	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 6, 2009.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne	Filed electronically herewith.
31.2	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Stephen Keaveney	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.
32.2	Certification pursuant to 18 U.S.C. ss.1350 for Steve Keaveney	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: May 20, 2009             By: /s/ Vincent Browne
                                    ---------------------------------------
                                    Vincent Browne,
                                    Chief Executive Officer (Principal
                                    Executive Officer)

                                    By: /s/ Stephen Keaveney
                                    ---------------------------------------
                                    Stephen Keaveney, Chief Financial
                                    Officer (Principal Financial Officer)