Form 10-K
period 2009-06-30
FLINT TELECOM GROUP INC.
filed 2009-10-13
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 –K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-15569

FLINT TELECOM GROUP, INC.
(Exact Name of Registrant As Specified in Charter)
NEVADA	36-3574355
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
327 Plaza Real, Suite 319  Boca Raton, Florida 33432
(Address of Principal Executive Offices) (Zip Code)

(561) 394-2748
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

 None

     (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|• No |X|•

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $3,835,582.

The number of shares outstanding of the registrant’s common stock as of October 9, 2009, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	71,294,702

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933.

Portions of the Company’s Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III.

PART 1

Item 1 Business

Overview

Flint Telecom Group, Inc. (the terms “the Company,” “we,” “us,” and/or “our” and other similar terms as used herein refer collectively to Flint Telecom Group, Inc. together with its principal operating subsidiaries) is a telecommunications technology and services company providing an extensive portfolio of next generation fixed and wireless communication solutions to customers and other telecom providers throughout the United States. We operate our business through eight wholly-owned subsidiaries, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., Phone House, Inc., Wize Communications, Inc., and Digital Phone Solutions, Inc.  We distribute and resell VoiP telecommunications services, broadband products and services, prepaid calling cards and wireless services to service providers and master distributors through a network of retailers. We also provide private label communication products to independent cable TV providers and other operators that include both landline and wireless services.

Organization and Formation: Significant Events and Recent Developments

We were originally formed in 2005 as Flint Telecom, Inc., a Delaware Corporation, and started operations in April 2006 as a wholly owned subsidiary of Flint Telecom Limited, headquartered in Dublin, Ireland. Flint Telecom Limited is a holding company whose sole operating business in the United States was Flint Telecom, Inc. Flint Telecom Limited was a vehicle for the initial funding of Flint and for the development of certain proprietary intellectual property. On October 1, 2008, Semotus Solutions, Inc. (“Semotus”) acquired substantially all of the assets and liabilities of Flint Telecom, Inc. in exchange for 28,460,094 shares of restricted common stock pursuant to a definitive Contribution Agreement dated April 23, 2008. Semotus was originally incorporated in Nevada in 1996 and went public through a reverse merger into a public corporation, Lord Abbott, Inc., a Colorado corporation formed in 1986. Although Semotus is the legal acquirer, for accounting purposes Flint is the accounting acquirer. The name was changed to Flint Telecom Group, Inc. The existing Semotus operations became a division of Flint, and were subsequently sold in January 2009. Flint is currently a corporation incorporated in Nevada.

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), namely: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California) (the “Acquisition Companies”) and 15,000,000 shares of CHVC’s restricted common stock, in exchange for 21,000,000 shares of our restricted common stock, $500,000 in cash at Closing, a $7,000,000 promissory note and $2,500,000 in deferred payments. The Acquisition Companies provide the following telecom services and / or distribute the following telecom products:
	CVC Int’l, Inc. was established in January 2007, and is a provider of wholesale VoIP telecommunications services located in South Florida.
	Cable and Voice Corporation was established on June 1, 2008, and is a master distributor of advanced broadband products and services located in Tampa, Florida.
	StarCom Alliance, Inc. was established in January 2008, and is a master distributor of prepaid cellular products and services.
    Phone House Inc. of Florida was established on March 6, 2008.  Phone House, Inc. of California was established on June 12, 2001. Dial-Tone Communication Inc. was established on July 19, 2007.  Each provides discount calling cards that enable users who purchase cards in the United States to call internationally.

On April 25, 2009 the agreements with CHVC were amended, to, among other things, extend the payment schedules to CHVC as follows:  we issued to CHVC 1,800,000 shares ($1,800,000 issue price) of Series C preferred stock, redeemable through the following payment schedule: $550,000 in May of 2009, with the remaining $1,250,000 redeemable in five equal monthly installment payments of $250,000 each, starting on July 15, 2009.  As of June 30, 2009, $550,000 had been paid to CHVC and 550,000 shares of Series C preferred stock had been redeemed by CHVC, in accordance with the agreement, as amended and as described above, leaving $1,250,000 to be paid to CHVC and 1,250,000 shares of Series C preferred stock issued and outstanding.

Operating Subsidiaries: Products and Services

Digital Phone Solutions, Inc. (DPS) provides a suite of Enhanced Services solutions for IP Telephony Service Providers facilitated by the Flint network. Our solutions are designed for Independent Cable Companies & ISPs that want to offer their ‘own brand’ white label telecom services to their existing customers without having to build or manage the infrastructure themselves. Most new entrants to the digital phone service business have discovered that developing the technology, sourcing telephone numbers, billing integration, service features, Customer Premises Equipment provisioning and many other issues make their entry to this lucrative market costly and challenging. DPS has designed the value added services that manage the entire value-chain including billing, customer care, call routing, service provisioning, and marketing support.

Cable and Voice Corporation is a leading value-added distributor of advanced broadband products and services. For over nine years Cable and Voice Corporation’s staff has delivered quality broadband, VoIP/ digital phone and wireless products to the cable industry and service provider customers throughout the world. The Company’s products include cable modems, DSL/ADSL modems, cables, UPS units, AV Powerline and Homeplug adapters, WIFI and wireless products, Intelligent Telephone Adapters (ITA), IP Telephones for VoIP/digital phone services and other customer premise equipment. Working closely with its international partners, the company has been able to provide excellent quality at very competitive prices. The Company was awarded one of the first Platinum Vendor designations for the National Cable Television Cooperative (NCTC), which gives the Company access to more than 1200 independent cable companies with over 16 million subscribers throughout the United States. Additional information on the company may be found at www.CableandVoice.com.

CVC International Inc. is a wholesale provider of VoIP telecommunications services to CLEC’s, ISPs, IXC’s, cable companies and other communication service providers (“Carriers”).  The Company’s Network Operations Center (NOC) is fully manned 24 x 7.  The NOC monitors all aspects of the technical environment.  The Company focuses on selling large volumes of international termination minutes to established large business partners. CVC’s focus is to continue to build a number of direct International routes throughout the World to increase margins, stability and quality of service.  Additional information on the company may be found at www.CVCINTL.com.

Phonehouse U.S.A., Inc., Dial-Tone Communications and Phonehouse of Florida, Inc. provide prepaid calling cards that enable users in the United States to call internationally at significant savings. These calling cards may be used to call from the United States to other countries or to call from other countries to the United States. We have established a distribution channel to a targeted demographic that is credit challenged and many times unable to establish a bank account or a postpaid telephone services account.  We estimate that our calling cards are sold through over 10,000 retail outlets in the United States, of which more than 5,000 retail outlets are located in Southern California and Florida. We are currently in the process of launching a series of higher margin private-labeled calling cards that will be marketed to targeted demographics reached through our existing distribution channel.

StarCom Alliance, Inc. is a master distributor of prepaid cellular products. StarCom’s products provide customers with reduced calling rates for both national and international destinations. StarCom’s prepaid products include cellular phones, SIM cards, cellular calling cards and wireless Bluetooth products. There is currently major growth projected in prepaid cellular products.  This growth is fueled by the desire of customers to better manage their mobile costs, and to have certain features and flexibility that the “contract” (or post-paid) services do not offer.

Wize Communications, Inc. is a provider and master distributor of prepaid cellular and calling card products and services. The Company is a Mobile Virtual Network Operator (MVNO) providing a broad portfolio of value priced prepaid cellular plans to its subscribers under the Wize Mobile™ brand. Wize Communications also distributes prepaid calling cards under the Wize ™ brand as well as other brands that are sold on an exclusive basis in various regions throughout the U.S.

Strategy

Our strategy is to accelerate our current growth both organically, through the development of new products to be driven through our existing distribution channels, and through a focused acquisition strategy of acquiring new products and technology from companies who have been unable to build sufficient distribution for their own technology.

Strengths

In executing our strategy, we believe that we will benefit from the following strengths:

Position for Cash Generation:

•	As Master Distributors, our companies directly control the downstream distribution of the products we sell.

•	The loyalty of customers is not just to the individual card brands but also to the stores they buy from, and control of, the retail points is the key advantage in these markets.

•	Substituting third party products with Flint’s “own brand” higher margin and competitive products into these channels generating greater gross margins from the same revenues.

•	Flint will accelerate current growth from acquisition of new products and technology from companies that have been unable to build sufficient distribution for their own technology.

•	Combination of higher margin products into existing and additional channels drives cash generation.

Position for Value Creation:

•	The U.S. telecommunication market is at the beginning of a new disruptive cycle similar to that seen when deregulation of the market happened in the early nineties.

•
This current disruption is being driven by the mass market adoption of Voice over IP (VoIP) technology that allows voice calls to travel as data packets across the internet instead of over traditional phone lines or mobile phones.

•
The advances in technology now mean excellent call quality on VoIP. End users experience the very same telecom service as with standard phone networks; they use the same phones and experience the same quality as before. The only difference is cost savings.

•
This dynamic represents a significant opportunity for new alternative operators, such as Independent Cable companies and other operators, to ‘bundle’ voice services along with their TV and broadband services to their existing customers to generate additional revenue and margins and increase customer retention.

•	Flint enables these operators to deliver these “private label’ convergent telecom services (voice, data & wireless) to their customers in addition to their existing service offerings.

•	Flint provides an outsourced - full service, full feature - telecom solution based on leading telecom technologies including VoIP and Wireless services.

•	Flint also delivers value added services that manage the entire voice value chain for the partner such as billing, customer care, call routing, service provisioning and marketing support.

•
Flint has a clear Value Proposition to Client Partners using a proprietary revenue share model. Flint Telecom enables its Channel Partners to quickly establish reliable, feature rich and cost effective digital phone services. The Channel Partner can now deliver new services quickly to its customer base, increasing the value, and still retain ownership of the subscriber.

•
Flint has existing deep relationships in the Cable Television business through its equipment distribution business that was awarded one of the first Platinum Vendor designations for the National Cable Television Cooperative (NCTC), representing over 1,200 cable businesses with over 400 of these current customers for Flint data and broadband products.

Sales and Marketing

We generally focus our marketing efforts on support of our direct and partner sales efforts. In particular, we focus on sales collateral, trade shows, and events for prospective customers. Our use of advertising is minimal.

Competition

The communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants. In addition, many companies offering Internet, voice, and data communications services are consolidating. Service providers generally compete on the basis of price, customer service, product quality, brand recognition, and breadth of services offered. Additionally, carriers may compete on the basis of technology. Recently, the ability to provide VoIP services has been a key differentiator. As technology evolves and legacy systems become an encumbrance, we expect carriers to compete on the basis of technological agility, and their ability to rapidly deliver new services.

We are subject to significant competition that could impact our ability to gain market share, win business and increase the price pressure on our products.  We face strong competition from a wide variety of firms, including large, national and international telecommunications companies.  Many of our competitors have considerably greater financial, marketing and technological resources, which may make it difficult to win new contracts and compete  successfully.  Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and  marketing,   manufacturing, distribution, technical and other resources. As a result, these competitors maybe able to adapt more quickly to new or emerging technologies  and changes in customer requirements.  They may also be able to devote greater resources to the promotion and sale of their products.  Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We have different competition in each of our subsidiary companies.  The primary competitors for Cable and Voice Corporation are Motorola, Arris, Telewire,  Westel,  Comtrends, VoIP Supply, Scott Cable, Adams Global, and SMC.  In addition, some of Cable and  Voice  Corporation's  suppliers  have the ability to make direct sales to our customers.  DPS’s primary competitors are 8x8, Net2phone, Vox Communications, Singlepipe and Momentum. CVC International competes with all telecommunications  carriers and suppliers.  Most of CVC's Sales Agreements are reciprocal, meaning that both companies can  either buy or sell to each other.  Phone House and Dial Tone's primary competition in Southern California are Base Communications,  Krossland  International,  NPR  Telecommunications and NSI/TSI.    Starcom   Alliance, Inc.'s   primary    competitors   are   Lunes Telecommunications, Vincent Communications and Universal One Distribution.Wize Communications competes with all telecommunications carriers and suppliers that are in the prepaid calling card and wireless business.

Government Regulation

The telecommunications industry is subject to significant regulation at the national, state, local and international  levels.  These regulations affect our business. Generally, in the United States, some of our products and services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing a various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing, and/or terms or conditions of service, are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees, or other costs. We have been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments.  As of June 30, 2009 we believe we are current with our filing and reporting obligations.

To date, the FCC has declined to classify VoIP providers as telecommunications carriers for regulatory purposes. However, the FCC has ruled that certain traffic carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which certain regulatory obligations applied. The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services directly to end users. The FCC ruled that interconnected VoIP service providers must make contributions to the Universal Service Fund. Additionally, the FCC has a pending proceeding to further examine the question of whether certain forms of VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the issues as to applicability of access charges and other matters will be considered in that context. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

While we believe VoIP services may be subject to additional federal, state, local, or international regulation in the future, it is uncertain when or how the effects of such regulation could affect us. If additional regulation does occur, it is possible that such regulatory agencies may impose surcharges, taxes or regulatory fees on VoIP service providers. The imposition of any such surcharges, taxes, or regulatory fees could increase our costs and thus reduce or eliminate any competitive advantage that we might enjoy today.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including payment of access charges to local telephone companies. A decision to impose such charges could also have retroactive effect. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

We are monitoring the actions of the federal and various state regulatory agencies, and doing our best to see that we are in compliance with the applicable regulations, including any new regulations that may be passed. However, there can be no assurance that we are fully aware of all applicable requirements or that we will always be fully compliant. Should we fail at any time to be compliant with applicable federal or state regulations, or to file required reports to federal or state regulatory agencies, we could be subject to fines or other penalties.

Intellectual Property and Trademarks

Our success and ability to compete effectively are dependent in part upon our proprietary technology.  We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights.   Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

To date, we do not have any federally registered trademarks. However, we are currently in the process of applying for federal registration of some of our marks.

We do not currently have any patents or patent applications in process.  Any future patent applications with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated.  In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.  Our practice is to affix copyright notices on our product literature in order to assert copyright protection for these works.

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

The telecommunications markets have been characterized by substantial litigation regarding patent and other intellectual property rights. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary to enforce trademarks issued to us or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determinations in any litigation or interference proceeding could subject us to costs related to changing names and a loss of established brand recognition.

Employees

As of June 30, 2009, we had 21 full time employees, none of whom are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

Confidentiality Agreements

All our employees have signed confidentiality agreements, and it is our standard practice to require newly hired employees and, when appropriate, independent consultants, to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential information except in the performance of his or her duties for the company, or in other limited circumstances. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

Revenues and Assets by Geographic Area

During the years ended June 30, 2009 and 2008, 92% and 98%, respectively, of our revenue was derived from customers in the United States and 8% and 2%, respectively, from international customers. As of June 30, 2009 and 2008, none of our long-lived assets were located outside of the United States.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.flinttel.com. The information on our website is neither a part of nor incorporated by reference into this report. We make available on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through a link to our reports filed on the commission’s web site from our web site. Information contained on our web site is not a part of this report.

Forward Looking Statements

Certain statements contained in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel, changes in laws regulating telecommunications providers, changes in laws affecting the telecommunications products and services we provide. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We are headquartered in Boca Raton, Florida and lease offices and space in a number of locations. Below is a list of our leased offices and space as of June 30, 2009.

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft
327 Plaza Real, Suite 319 Boca Raton, FL 33432	May 31, 2012	$50,123	(1)	Principal executive offices	3,235
17918 Pioneer Blvd. #209 Artesia, CA 90701	September 1, 2010	$47,400	(2)	Phone House, Inc. office space	1,750
3507 East Frontage Rd., Ste 190 Tampa, Fl 33607	December 31, 2012	$20,055	(3)	Cable & VoiceCorp. office space	1,750
3500 NW Boca Raton Blvd., Ste 900 Boca Raton, Fl 33431	February 28, 2010	$5,400		Network facilities
(1)     This lease is subject to increase to $51,878 in year 2010 and $53,703 in year 2011.
(2)     This lease is subject to increase by a maximum of 3% on September 1, 2010.
(3)     This lease is subject to increase to $20,758 in year 2010, $21,484 in year 2011, and $22,232 in year 2012.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings

The Company is involved in various claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position.

Due to the regulatory nature of the industry, the Company periodically receives and responds to various correspondence and inquiries from state and federal regulatory agencies. Management does not expect the outcome on these inquiries to have a material impact on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol “FLTT”. From March 4, 2008 to October 2008, our common stock was traded on the OTCBB under the symbol “SMOA”.

The following tables list the high and low sales prices for our common stock for each fiscal quarter during the two preceding fiscal years.

Common Stock

Year Ended June 30, 2008	High	Low
First Quarter	$1.49	$0.70
Second Quarter	$1.95	$0.50
Third Quarter	$0.78	$0.12
Fourth Quarter	$1.10	$0.20

Year Ended June 30, 2009	High	Low
First Quarter	$0.85	$0.40
Second Quarter	$0.65	$0.15
Third Quarter	$0.45	$0.12
Fourth Quarter	$0.55	$0.12

On October 9, 2009, the last reported sale price for our Common Stock on the OTCBB was $0.26 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of October 9, 2009, we had approximately 200 holders of record of our Common Stock. This does not reflect beneficial ownership by individuals or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate.

Issuer Purchases of Equity Securities

There have been no purchases of equity securities by the Company required to be disclosed herein.

Securities Authorized For Issuance Under Equity Compensation Plans
We currently have two authorized stock option plans, the 1996 Stock Option Plan, as amended, which terminated in June of 2006, and the 2005 Stock Option Plan, which will terminate in July of 2015.  Descriptions of the two Stock Option Plans are located in Note 17 to the Consolidated Financial Statements.

Summary Information Concerning Stock Option Plans.
The following table sets forth certain information relating to our stock option plans as of June 30, 2009:

Equity Compensation Plan Information
Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	The 1996 Stock Option Plan	54,975	$5.79	--
	The 2005 Stock Option Plan	1,163,750	$0.39	931,275
		----------------------	------------------	----------------------------
Total		1,218,725	$0.64	931,275

Recent Sales of Unregistered Securities

On June 30, 2009 we entered into a number of Subscription Agreements with certain accredited investors (the “Subscribers”) for an investment of $600,000 (the “Offering”), which was the first closing on a potential total offering of up to $2,000,000, in which we issued subordinated secured convertible promissory notes at a 15% discount and having an interest at a rate of 10% per annum, convertible at $0.275 per share into an aggregate of up to 2,181,818 shares of restricted common stock, with a maturity date 18 months after the Closing (the “Notes”) and warrants to purchase an aggregate of up to 2,181,818 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision (the “Warrants”).  The Warrants are not exercisable until our Articles of Incorporation are amended to increase the number of total authorized shares of common stock to 200,000,000. Five shareholders holding more than a majority of our common shares outstanding  have agreed to vote for an increase in our total authorized shares from 100,000,000 to 200,000,000 at our next annual shareholders’ meeting, which will be held by no later than December 31, 2009. We also issued to the placement agent warrants to purchase up to 152,727 shares of restricted common stock exercisable at $0.275 per share and having a five year term.  Additionally, we entered into an amendment to an existing promissory note issued to Michael Butler, one of our directors and a greater than 10% shareholder, so that $600,000 worth of Mr. Butler’s note is now under the same terms and conditions as the terms of the Offering,  and we therefore issued to Mr. Butler a Note convertible at $0.275 per share into an aggregate of up to 2,181,818 shares of restricted common stock and Warrants to purchase an aggregate of up to 2,181,818 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision.

We believe our offering and sale of the securities in the above transactions, made only to accredited investors were exempt from registration under Section 4(2) of the Securities Act and Regulation D.  The certificates representing the securities issued contain a legend to the effect that such securities were not registered under the Securities Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirements.

Item 6. Selected Financial Data

This item is not applicable to Smaller Reporting Companies

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this Annual Report. This discussion contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

Management’s objectives for the fiscal year ended June 30, 2009 were to (i) become public, (ii) increase the size of the business through acquisition or other strategic business combination structures, and (iii) improve overall operations to reduce our need for external financing in the difficult economic and financial markets.  In our second quarter ended December 31, 2008 we closed a reverse merger with Semotus, which brought us public, increased the depth and breadth of operations, enhanced the management team and identified acquisitions in the telecom, media and technology (TMT) space. In our third quarter ended March 31, 2009 we closed an acquisition of six wholly owned subsidiary companies of China Voice Holding Corp., thereby further increasing the depth and breadth of operations, enhanced the management team and identified additional acquisitions in the telecom, media and technology (TMT) space.  We also closed a $1,000,000 investment from various private investors.  In our fourth quarter ended June 30, 2009 we closed a $2,000,000 line of credit and a private investment of $600,000. Throughout the fiscal year we have been actively engaged in seeking other potential acquisition targets to further enhance the scale, depth and profitability of the business, and we continue to work towards improving our overall operations to reduce our need for external financing.

In the fiscal year ended June 30, 2009, we had a net loss of $14,562,263 ($0.31 per share basic and diluted), as compared to a net loss of $3,860,654 ($0.14 per share basic and diluted) in the fiscal year ended June 30, 2008. The increase in our net loss was a result of costs associated with the reverse merger transaction with Semotus, the costs of being a public company, the discontinuation of our operations at the New York location and the increase in costs associated with managing our growing business. Our overall cash decreased by $150,019 in the twelve months ended June 30, 2009, compared to an increase in cash of $1,473,613 in the fiscal year ended June 30, 2008.

Sources of Revenue and Operating Expenses

Sources of Revenue.

Our subsidiaries produce the following telecom revenues:

Digital Phone Solutions, Inc. provides a suite of Enhanced Services solutions for IP Telephony Service Providers facilitated by the Flint network. Cable and Voice Corporation delivers quality broadband, VoIP/ digital phone and wireless products to the cable industry and service provider customers throughout the world. CVC International Inc. is a wholesale provider of VoIP telecommunications services to CLEC’s, ISPs, IXC’s, cable companies and other communication service providers. Phonehouse U.S.A., Inc., Dial-Tone Communications and Phonehouse of Florida, Inc., provide prepaid calling cards that enable users in the United States to call internationally at significant savings. StarCom Alliance, Inc. is a master distributor of prepaid cellular products.

Operating Expenses.

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

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, and other overhead related costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint Telecom, Ltd., investor relations and public relations.  These costs have increased during the year ended June 30, 2009 versus 2008 due to the costs associated with becoming a publicly traded company and the stock compensation and option expense from the stock and options issued to directors, officers and employees.  These costs also increased due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) that closed in January 2009.

Fiscal Year Ended June 30, 2009 Compared with Fiscal Year Ended June 30, 2008.

Revenues
Revenues for the year ended June 30, 2009 increased 991% to $34,337,063 as compared $3,146,286 for the year ended June 30, 2008.  This increase is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) that closed in January 2009, and growth of our wholesale call traffic business.

Cost of Revenues and Gross Margin
The overall gross margin improved in the year ended June 30, 2009 versus 2008, from a gross loss of $876,096 to a gross loss of $658,629 on a higher revenue base.  This change is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) that closed in January 2009.

Operating Expenses
Operating expenses increased 263% to $10,126,607 in the year ended June 30, 2009 versus $2,661,818 for the last fiscal year.  This increase is mainly due to non-recurring costs associated with the reverse merger with Semotus Solutions, Inc. and the CHVC subsidiaries, the growth of the telephony business, the non-cash expense of stock and options issued to directors, officers and employees, and the impairment of goodwill.  Operating expenses consists entirely of general and administrative.

Other Expense and Interest Expense
The $651,468 for the year ended June 30, 2009 in other expense and interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar.

Discontinued Operations, Net of Tax
During the year ended June 30, 2009, we disposed of the Semotus software business.  As a result of this discontinuation, we recorded a net loss of $1,199,330 in discontinued operations, net of tax for the year ended June 30, 2009.

Liquidity and Capital Resources
Overall cash decreased by $150,019 for the year ended June 30, 2009 due to delays in the private offerings that only partially closed as of June 30, 2009, and which we previously expected to fully close during the fiscal year ending June 30, 2009. We were able to cover some of the cash loss through proceeds from convertible and promissory note issuances. The sources and uses of cash are summarized as follows:

	Year Ended June 30,
	2009	2008
Net cash used in operating activities	$(4,689,451)	$(2,696,681)
Net cash used in investing activities	(1,724,477)	(705,830)
Net cash provided by financing activities	6,335,128	4,876,124
Net cash used in foreign currency activities	(71,109)	-
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	$(150,019)	$1,473,613

During the year ended June 30, 2009, cash used in operating activities was $4,689,451 resulting from a gross loss of $658,629 and operating expenses of $10,126,607. The loss included non cash charges for stock and option compensation and impairment of goodwill of $4,363,951 and $2,538,148, respectively.  Other non-cash expenses were depreciation and amortization of $1,583,406 and bad debt expense of $188,707.

Other operating activities that increased cash were an increase in accounts payable of $1,857,473, of accrued liabilities of $144,497, and accrued interest of $1,144,499, and a decrease in prepaid expense of $97,473, which was offset by the increase in accounts receivable of $271,184 and inventories of $597,262.

During the year ended June 30, 2008, cash used in operating activities was $2,696,681 resulting from gross loss of $876,096 and operating expenses of $2,661,818. Other operating activities contributing to the increase in cash were mainly an increase in accounts payable of $973,504 and accrued liabilities of $183,467, slightly offset by an increase in accounts receivable of $27,875 and prepaid expenses of $51,308.

During the year ended June 30, 2009, cash used in investing activities consisted of $353,703 of purchases of telephony equipment, $125,000 for an increase of notes receivable,  $1,200,000 cash consideration payment for the acquisition of the six CHVC subsidiaries, and $45,774 cash disposed of as part of the Semotus business disposition. During the year ended June 30, 2008, $705,830 was used in investing activities of purchase telephony equipment.

Cash provided by financing activities for the year ended June 30, 2009 consisted primarily of the sale of short term promissory notes, which provided $5,195,743 in cash, cash proceeds from a private offering of $440,000, and proceeds from a line of credit of $2,020,121, which was offset by the repayment of related party debt in the amount of $249,000, the repayment of other debt in the amount of $423,583, redemption of preferred stock in the amount of $550,000, and payments of $98,263 on certain lease obligations. Cash provided by financing activities for the year ended June 30, 2008 consisted principally of proceeds from convertible notes issued of $5,984,476 which was offset by the repayment to Flint, Ltd. of $1,149,100.

$71,109 of cash was used in foreign currency transactions related to exchange losses on convertible notes payable during the year ended June 30, 2009.  There were no foreign currency transactions for the year ended June 30, 2008.

As of June 30, 2009, we had cash and cash equivalents of $1,337,002, a decrease of $150,019 from the balance at June 30, 2008, which was $1,487,021.  Our working capital deficit increased as of June 30, 2009 to ($10,221,511) as compared to a working capital deficit of ($2,814,281) at June 30, 2008.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash balances and our operating costs in order to maintain an adequate level of cash.

As of June 30, 2009, the following table sets forth our long term known contractual obligations, aggregated by type of contractual obligation:

Contractual Obligations		Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$13,883,069	$9,319,200	$4,563,869	--	--
Capital Leases	718,982	601,275	117,707	--	--
Operating Leases	286,234	112,625	173,609	--	--
Purchase Obligations	--	--	--	--	--
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP	--	--	--	--	--
Total	$14,888,285	$10,033,100	$4,855,185	--	--

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 and it has had no material impact on the Financial Statements.

Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS 159 and it has had no material impact on the Financial Statements.

Statement No. 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations”(“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and extent of our future acquisition activities.

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

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We have adopted FIN 48 and it has had no material impact on the Financial Statements.

FSP No. EITF 99-20-1
In January 2009, FASB released final FSP No. EITF 99-20-1,Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether another-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We have adopted FSP No. EITF 99-20-1 and  it has had no material impact on the Financial Statements.

FSP No. FAS 107-1 and APB 28-1
On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies alsodisclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on our statement of financial position or results of operations.

FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on our financial statements.

FSP No. FAS141 (R)-1
In April 2009, the FASB issued FSP No. FAS 141 (R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, then the assets and liabilities should be recognized at the amount that would be recognized in accordance with SFAS No. 5, "Accounting for Contingencies," and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss." The adoption of this standard did not have a material impact on our consolidated financial statements.

Management does not believe that there are any other recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

Any obligation under certain guarantee contracts;

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of June 30, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not Applicable to Smaller Reporting Companies.

Item 8. Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are included in Item 15 of this report on pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedure

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of Flint’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer identified the following material weaknesses as of June 30, 2009.

The Company did not adequately assimilate, combine and/or consolidate its disclosure controls and procedures after its reverse merger into Semotus on October 1, 2008 and its subsequent acquisition of six U.S. subsidiary companies from China Voice Holding Corp. (CHVC) on January 29, 2009.  The Company also did not have adequate oversight of its disclosure controls and procedures to ensure timely and effective review of its financial accounts.  These deficiencies resulted in the delay of the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

As a result of the material weaknesses described above, management concluded that Flint’s internal control over financial reporting was not effective as of June 30, 2009, based on the criteria identified above.

We believe that further steps are warranted to better assure the effectiveness of our disclosure controls and procedures, specifically as it relates to our continuing operations resulting from the acquisition of six U.S. subsidiary companies of CHVC on January 29, 2009.  We have implemented certain steps in furtherance of this objective and believe, subject to our continuing evaluation and review of these further steps, that additional steps are warranted. Additional steps that we believe we must undertake are to further design and implement adequate systems of accounting and financial statement disclosure controls for our operations during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal controls over financial reporting and disclosure controls and procedures for our operations will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our newly appointed directors, who are charged with implementing and/or carrying out our plan.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected our internal control over financial reporting. These changes were due to the reverse merger with Semotus and the acquisition of six subsidiary companies previously owned by CHVC, which resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Flint’s accounting personnel and financial reporting procedures.

In future filings we will disclose any further change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance
The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended June 30, 2009.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended June 30, 2009.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended June 30, 2009.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended June 30, 2009.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended June 30, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

(a)(2) Financial Statement Schedules.

 All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

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
2.2
Agreement and Plan of Merger dated January 29, 2009 by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, CHVC, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House Inc. (of Florida) and Phone House, Inc. (of California) dated January 29, 2009.
Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed February 4, 2009.
2.3	Agreement and Plan of Corporate Separation and Reorganization by and among Flint Telecom Group, Inc. and Semotus, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed February 4, 2009.
2.4
First Amendment to the Agreement and Plan of Merger by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, CHVC, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House Inc. (of Florida) and Phone House, Inc. (of California) dated April 24, 2009.
Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed April 30, 2009.
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit No. 2 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.2	Bylaws of the Company.	Incorporated by reference to Exhibit No. 3 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.3	Amended and Restated Bylaws of the Company dated January 24, 2000.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on February 17, 2000.
3.4	Amended and Restated Bylaws of the Company dated December 11, 2008.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on December 23, 2008.

3.5	Certificate of Amendment to the Articles of Incorporation dated February 17, 1998.	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended March 31, 1998.
3.6	Certificate of Amendment to Articles of Incorporation dated July 6, 1999.	Incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-A12B filed on December 21, 1999.
3.7	Certificate of Amendment to Articles of Incorporation dated January 12, 2001.	Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-KSB for the year ended March 31, 2001.
3.8	Certificate of Amendment to Articles of Incorporation dated May 17, 2007.	Incorporated by reference to Exhibit 3.7 to the Registrant's Form 10-KSB for the year ended March 31, 2007.
3.9	Certificate of Amendment to Articles of Incorporation dated July 20, 2007.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 24, 2007.
3.10	Certificate of Amendment to Articles of Incorporation dated April 7, 2008.	Incorporated by reference to Exhibit 3.9 to the Registrant’s Form 10KSB filed on June 27, 2008.
3.11	Certificate of Amendment to Articles of Incorporation dated October September 30, 2008.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 7, 2008.
3.12	Certificate of Amendment to Articles of Incorporation dated October 3, 2008.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 7, 2008.
3.13	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 30, 2009.
4.1	Convertible Promissory Note for $200,000 issued to Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 29, 2008.
4.2	Form of Warrant to purchase shares of the Company’s common stock at $0.50 per share.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 7, 2008.
4.3	Form of convertible promissory note to purchase shares of common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 7, 2008.
4.4	Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 4, 2009.
4.5	Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 4, 2009.
4.6	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on February 4, 2009.
4.7	Common Stock and Warrant Purchase Agreement by and among Flint Telecom Group, Inc. and Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on February 4, 2009.
4.8	Warrant Certificate issued to Redquartz Atlanta, LLC dated January 29, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on February 4, 2009.
4.9	Common Stock Subscription Agreement by and among Flint Telecom Group, Inc. and David Tracey dated January 29, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 8-K filed on February 4, 2009.
4.10	First Amendment to the Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated April 24, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on April 30, 2009.

4.11	First Amendment to the Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated March 16, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on April 30, 2009.
4.12	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated April 24, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed on April 30, 2009.
4.13	Loan and Security Agreement by and among Thermo Credit LLC and Flint Telecom Group, Inc. and its wholly owned subsidiaries dated June 4, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 9, 2009.
4.14	$2,000,000 Promissory Note issued to Thermo Credit LLC dated June 4, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on June 9, 2009.
4.15	Form of Subscription Agreement by and among Flint Telecom Group, Inc. and the Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 7, 2009
4.16	Form of Secured Convertible Promissory Note issued from Flint Telecom Group, Inc. dated June 30, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 7, 2009
4.17	Form of Security Agreement by and among Flint Telecom Group, Inc. and the Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on July 7, 2009
4.18	Form of Warrant Certificate issued to Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed on July 7, 2009
4.19	Amendment Agreement to Promissory Note issued by Flint Telecom Group, Inc. to Michael Butler dated June 30, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K filed on July 7, 2009
4.20	Promissory Note issued to John Lavery on March 13, 2009 for $300,000.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q filed on May 20, 2009.
4.21	Promissory Note issued to Donal Lawless on March 25, 2009 for €100,000 .	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10Q filed on May 20, 2009.
4.22	Promissory Note issued to John Lavery on May 2, 2009 for $250,000.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10Q filed on May 20, 2009.
4.23	Promissory Note issued to Donal Lawless on May 5, 2009 for €100,000.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10Q filed on May 20, 2009.
4.24	Promissory Note issued to Michael Butler on May 13, 2009 for $500,000.	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 10Q filed on May 20, 2009.
4.25	Second Amendment to Stock Purchase Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated May 1, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant's Form 10Q filed on May 20, 2009.
4.26	Restructure Agreement by and among Flint Telecom Group, Inc. and Michael Butler dated May 13, 2009.	Incorporated by reference to Exhibit 4.7 to the Registrant's Form 10Q filed on May 20, 2009.
4.27	Convertible Promissory Note issued to Michael Butler on May 13, 2009 for $1,516,000.	Incorporated by reference to Exhibit 4.8 to the Registrant's Form 10Q filed on May 20, 2009.
4.28	Amendment to the Promissory Notes issued to J. Lavery effective September 1, 2009.	Filed electronically herewith.
4.29	First Amendment to the $1,202,500 Promissory Note issued to Flint Telecom, Ltd.	Filed electronically herewith.
4.30	Second Amendment to the $1,202,500 Promissory Note issued to Flint Telecom, Ltd.	Filed electronically herewith.

10.1	1996 Stock Option Plan, as Amended and Restated*	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on July 29, 2002.
10.2	2005 Stock Option Plan, as Amended and Restated*	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on July 30, 2008.
10.3	Employment Agreement by and among Semotus Solutions, Inc. and Anthony LaPine dated July 6, 2007. *	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 9, 2007.
10.4	Amended and Restated Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Anthony LaPine dated October 1, 2008.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2008
10.5	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Vincent Browne dated October 6, 2008.*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 7, 2008
10.6	Offer letter by and among Flint Telecom Group, Inc. and Michael Butler dated October 6, 2008.*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 7, 2008
10.7	Offer letter by and among Flint Telecom Group, Inc. and Christopher Knight dated October 6, 2008.*	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 7, 2008
10.8	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Bill Burbank dated January 29, 2009.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 4, 2009.
10.9	Employment Agreement by and among Flint Telecom Group, Inc. and Stephen Keaveney dated March 1, 2009.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 6, 2009.
10.10	Form of Warrant to purchase up to a maximum total of 420,000 shares of Semotus’ common stock issued to Bathgate Capital Partners dated November 14, 2005	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed November 17, 2005
10.11	Form of Lock-Up Agreement by and among our Officers dated June 30, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2009.
21	Subsidiaries of the Registrant.	Filed electronically herewith.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).	Filed electronically herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).	Filed electronically herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Separation Agreement by and among Flint Telecom Group, Inc. and Christopher Knight dated November 6, 2008.*	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 10, 2008.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: October 13, 2009	By: /s/ Vincent Browne Vincent Browne Chief Executive Officer

Date: October 13, 2009	By:/s/ Stephen Keaveney Stephen Keaveney Chief Financial Officer

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flint Telecom, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Flint Telecom, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flint Telecom, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, negative cash flows from operations and current liabilities exceed current assets, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC
L.L. Bradford. & Company, LLC
October 13, 2009
Las Vegas, Nevada

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,337,002	$1,487,021
Accounts receivable, net of allowance for doubtful accounts
of $205,397 and $190,083 for June 30, 2009 and 2008, respectively	2,585,875	88,169
Notes receivable	125,000	--
Inventories	886,512	--
Investment in marketable securities	2,700,000	--
Due from Flint Telecom, Ltd.	258,731	--
Due from related parties	124,174	--
Prepaid expenses and other current assets	8,724	66,000
Current assets	8,026,018	1,641,190

Fixed Assets:
Equipment	1,851,830	705,830
Capitalized leases – equipment	819,025	778,763
Total fixed assets	2,670,855	1,484,593
Less: accumulated depreciation	(687,776)	(57,082)
Net fixed assets	1,983,079	1,427,511

Deposit	3,149	--
Debt issuance cost, net	--	128,369
Goodwill	2,687,080	--
Other intangible assets, net	10,587,115	--
Total assets	$23,286,441	$3,197,070

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,140,180	$1,072,667
Cash overdraft	175,096	--
Other accrued liabilities	215,898	200,322
Accrued interest payable	545,938	145,748
Lease obligations – current	601,275	266,707
Lines of credit	3,143,962	--
Notes payable	1,525,886	200,000
Notes payable – related parties, net of discount	5,440,232	--
Convertible notes payable, net of discount	115,000	--
Convertible notes payable – related parties, net of discount	94,062	2,322,830
Due to Flint Telecom Ltd.	--	227,597
Redeemable preferred stock	1,250,000	--
Total current liabilities	18,247,529	4,435,871

Convertible notes payable – long-term, net of discount	--	3,661,646
Convertible notes payable due to related parties – long-term, net of discount	542,004	--
Notes payable due to related parties – long term, net of discount	3,021,865	--
Lease obligations - long-term	117,707	510,276
Total liabilities	21,929,105	8,607,793

Commitments & contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 5,000,000 authorized, 1,250,000 issued and outstanding at June 30, 2009, 0 issued and outstanding at June 30, 2008
Common stock: $0.01 par value; 100,000,000 authorized, 71,294,702 issued and outstanding at June 30, 2009, 28,460,094 issued and outstanding at June 30, 2008	712,947	284,601
Common stock issuable	44,786	--
Additional paid-in capital	22,085,472	778,282
Accumulated comprehensive loss	(450,000)	--
Accumulated deficit	(21,035,869)	(6,473,606)
Total stockholders' equity (deficit)	1,357,336	(5,410,723)
Total liabilities and stockholders’ equity (deficit)	$23,286,441	$3,197,070

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008
Revenues	$34,337,063	$3,146,286
Cost of revenues	34,995,692	4,022,383
Gross loss	(658,629)	(876,096)

Operating expenses:
General and administrative:
Consultants	804,816	728,081
Bad debt expense	188,707	190,083
Salaries and payroll related expense	1,310,378	--
Management fee payable to Flint Telecom, Ltd.	286,205	1,148,775
Stock compensation and option expense:
Directors and officers	3,515,688	--
Consultants	133,501	--
Employees	714,762	--
Depreciation and amortization expense	1,583,406	--
Other	1,589,144	594,878
Total general and administrative	10,126,607	2,661,818

Total operating expenses	10,126,607	2,661,818
Operating loss	(10,785,236)	(3,537,914)
Other expense	(453,552)	(146,919)
Interest expense	(2,011,640)	(175,821)
Provision for income taxes	--	--
Net loss from continuing operations	(13,250,428)	--
Loss from discontinued operations, net of tax	(1,311,835)	--
Net loss	$(14,562,263)	$(3,860,654)
Net loss per common share:
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)

Weighted average shares outstanding:
Basic	46,917,683	28,460,094
Diluted	46,917,683	28,460,094

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
	Common Stock		Common Stock Issuable		Additional	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2007	28,460,094	$284,601	--	$--	$778,282	$--	$(2,612,952)	$(1,550,069)
Net loss for the year ended June 30, 2008	--	--	--	--	--	--	(3,860,654)	(3,860,654)
Balances at June 30, 2008	28,460,094	284,601	--	--	778,282	--	(6,473,606)	(5,410,723)
Acquisition of Semotus Solutions, Inc.	2,990,900	29,909	--	--	2,416,364	--	--	2,446,273
Acquisition of the six CHVC subsidiaries	21,000,000	210,000	--	--	7,770,000	--	--	7,980,000
Issuance of new shares as compensation to officers and employees	5,643,000	56,430	--	--	3,306,320	--	--	3,362,750
Stock compensation expense	--	--	--	--	812,000	--	--	812,000
Shares issued with the restructure of notes payable	3,260,000	32,600	--	--	1,173,600	--	--	1,206,200
Shares issued with new notes payable	660,000	6,600	--	--	229,500	--	--	236,100
Shares issued to consultants for service	150,000	1,500	415,454	4,154	127,847	--	--	133,501
Shares issued to acquire software	1,500,000	15,000	--	--	540,000	--	--	555,000
Disposition of Semotus business	(3,508,000)	(35,080)	--	--	(1,297,960)	--	--	(1,333,040)
Conversion of notes payable into equity	9,511,436	95,115	4,063,183	40,632	3,597,273	--	--	3,733,020
Private offering	1,627,272	16,272	--	--	423,728	--	--	440,000
Issuance of warrants to holders of notes payable	--	--	--	--	1,690,363	--	--	1,690,363
Beneficial conversion feature on convertible notes payable	--	--	--	--	462,454	--	--	462,454
Stock options expense for twelve months ended June 30, 2009	--	--	--	--	55,701	--	--	55,701
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	(450,000)	--	(450,000)
Net loss for the year ended June 30, 2009	--	--	--	--	--	--	(14,562,263)	(14,562,263)
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	$(450,000)	$(21,035,869)	$1,357,336
	========	=======	======	======	=========	=========	=========	=========

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
	Years ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(14,562,263)	$(3,860,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,583,406	86,185
Other non-cash transactions:
Stock and option compensation expense	4,363,951	--
Accretion of debt discount	810,192	--
Amortization of debt issuance cost	128,369	--
Gain on disposal of Semotus	1,311,835	--

Changes in assets and liabilities, net of acquisitions & disposals:
Accounts receivable	(271,184)	(27,875)
Prepaid expense	97,473	(51,308)
Inventories	(597,262)	--
Deposit	(3,149)	--
Accounts payable	1,857,473	973,504
Cash overdraft	175,096	--
Accrued liabilities	(144,497)	183,467
Net due from Flint Telecom, Ltd.	(486,328)	--
Due from related parties	(124,174)	--
Deferred revenue	27,112	--
Accrued interest	1,144,499	--
Net cash used in operating activities	(4,689,451)	(2,696,681)

Cash Flows from Investing Activities:
Purchases of fixed assets	(353,703)	(705,830)
Investment in notes receivable	(125,000)	--
Cash paid for the acquisition of CHVC Subs	(1,200,000)	--
Cash assumed (disposed) in acquisitions (disposals)	(45,774)	--
Net cash used in investing activities	(1,724,477)	(705,830)

Cash Flows From Financing Activities:
Proceeds from lines of credit	2,020,121	--
Proceeds from related parties debt	3,057,000	6,184,476
Proceeds from debt	2,138,743	--
Payments on related parties debt	(249,000)	(157,472)
Payments on debt	(423,583)	--
Proceeds from private offerings	440,000	--
Paid to Flint Telecom Ltd.	--	(1,149,100)
Redemption of preferred stock	(550,000)	--
Payments on lease obligations	(98,263)	(1,780)
Net cash provided by financing activities	6,335,018	4,876,124

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	(71,109)	--
Net cash provided by (used in) foreign currency activities	(71,109)	--

Net increase (decrease) in cash and cash equivalents	(150,019)	1,473,613
Cash and cash equivalents, beginning of the period	1,487,021	13,408
Cash and cash equivalents, end of the period	$1,337,002	$1,487,021
See accompanying notes to consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
	Years Ended June 30,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$394,811	$1,073
Cash paid for income taxes	$--	$--
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Assets purchased under capital lease obligations	$40,262	$778,763
Discounts – warrants	$1,690,363	$--
Discounts – beneficial conversion	$462,454	$--
Satisfaction of notes payable to related party and accrued interest by issuance of common stock	$1,206,200	$--
Conversion of notes payable and accrued interest	$3,733,020	$--
Cancellation of discount on related party notes payable	$141,730	$--
Acquisition of Semotus Solutions, Inc.:
Cash	$83,171	$--
Accounts receivable	390,712	--
Prepaid expense	18,922	--
Goodwill	2,538,148	--
Accounts payable	(123,036)	--
Accrued liabilities	(269,367)	--
Deferred revenue	(192,277)	--
	$2,446,273	--
Disposition of Semotus Solutions, Inc.:
Cash	$325,851	$--
Accounts receivable	143,874	--
Prepaid expense	12,876	--
Accounts payable	(46,300)	--
Accrued liabilities	(110,185)	--
Deferred revenue	(219,389)	--
	$106,727	--
	===========	===========
Acquisition of CHVC Subsidiaries:
Accounts receivable	$1,979,684	$--
Prepaid expense	34,151	--
Inventory	289,250	--
Fixed assets	252,124	--
Investment in marketable securities	3,150,000	--
Goodwill	2,687,080	--
Other intangible asset	11,525,000	--
Cash assumed	196,906	--
Accounts payable	(2,133,304)	--
Accrued liabilities	(891)	--
	17,980,000	--
Redeemable preferred stock	(1,800,000)	--
Cash paid	(1,200,000)	--
Note payable	(7,000,000)	--
	$7,980,000	$--

Non-cash acquisition of software	$555,000	$--

See accompanying notes to the consolidated financial statements.

Flint Telecom Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Acquisition Companies provide the following telecom services and / or distribute the following telecom products:
•	CVC Int’l, Inc. was established in January 2007, and is a provider of wholesale VoIP telecommunications services located in South Florida.
•	Cable and Voice Corporation was established on June 1, 2008, and is a master distributor of advanced broadband products and services located in Tampa, Florida.
•	StarCom Alliance, Inc. was established in January 2008, and is a master distributor of prepaid cellular products and services.
•
Phone House Inc. of Florida was established on March 6, 2008.  Phone House, Inc. of California was established on June 12, 2001. Dial-Tone Communication Inc. was established on July 19, 2007.  Each provides discount calling cards that enable users who purchase cards in the United States to call internationally.

2.           Significant Accounting Policies

Revenue Recognition – Flint recognizes revenues based upon contract terms and completion of the sales process in accordance with Staff Accounting Bulletin No. 104, a codification of revenue recognition. Revenue is generated from the sale of telecom services to the Company’s partners (the “Partners”). The Company recognizes the revenue when the service is provided and payment is collected either through credit cards or through payments by check. The appropriate Partner revenue allocation is deducted from those accounts that pay Flint directly. Other accounts that pay the Partners directly, Flint recognizes the portion of the revenue share that relates to it and invoices the Partners for this. The invoice becomes a receivable from the Partners when raised.

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Flint Telecom Group, Inc. The Company additionally consolidated the financial statements of its wholly owned operating subsidiaries: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California), Digital Phone Solutions, Inc. and Wize Communications, Inc. The financial statements include consolidated income information for Semotus Solutions, Inc. only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate.

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

The Company complies with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), which provides the minimum recognition threshold a tax position must meet before being recognized in the Company’s financial statements. Generally, recognition is limited to situations where, based solely on the technical merits of the tax position, the Company has determined that the tax position is more likely than not to be sustained on audit.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts based on management’s periodic review of recoverability of accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. The Company recognizes bad debts on unpaid trade accounts receivable as each account is deemed to be uncollectible and estimates a allowance for accounts that have a risk of not being collected.

Inventory - Inventory consists of finished goods and is valued at the lower of cost or market basis using the first-in, first-out method.

Goodwill - Goodwill resulting from a business combination is not subject to amortization. As required by FASB Statement No. 142, Goodwill and Other Intangible Assets, the company tests such goodwill at the reporting unit level for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Other Intangible Assets are amortized over a 3-15 year period.

Stock Options and Other Share-Based Compensation - The Company issues stock options and other share-based compensation to its employees and accounts for these transactions under the provisions of FASB Statement No. 123R, Share-Based Payment (FAS 123R). For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The Company recognizes stock-based compensation expense for all awards over the service period required to earn the award. The Company amortizes these newly issued graded awards on a straight-line basis.

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

Fair value of financial instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term notes approximate fair value because of their short maturity as of June 30, 2009.

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

Foreign Currency Transactions - Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Flint has a bank account and convertible notes that are in the Euro currency, and a note payable in British Pounds. Net foreign currency transaction losses were $146,919 for the year ended June 30, 2008 and $119,756 for the year ended June 30, 2009.

Fixed Assets – These assets are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization on capital leases is over the lesser of the estimated useful life or term of the lease if shorter, and is included in depreciation and amortization expense in the statement of operations. Ordinary course repairs and maintenance on fixed assets are expensed as incurred.

The carrying value of fixed assetsare assessed annually or when factors indicating an impairment are present. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our fixed assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset.

Fiscal Year End – The Company’s fiscal year end is June 30.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $14,562,263 and $3,860,654 for the years ended June 30, 2009 and 2008, respectively, negative cash flow from operating activities of $4,689,451 for the year ended June 30, 2009, an accumulated stockholder’s deficit of $21,035,869 and a working capital deficit of $10,221,511 as of June 30, 2009.  Also, as of June 30, 2009, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

The foregoing factors raise substantial doubt about our ability to continue as a going concern.  Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit the growing telecom services market in order to attain a reasonable threshold of operating efficiency and achieve profitable operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have secured indicative funding commitments from investors for additional capital, which management believes is sufficient to fund our cash flow needs for the next twelve months.

4.           Acquisition of the CHVC Acquisition Companies

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

On April 25, 2009 the Merger Agreement and Stock Purchase Agreement were amended, to, among other things, extend the payment schedules to CHVC as follows:  The First Amendment to the Agreement and Plan of Merger modifies the Agreement and Plan of Merger such that all shares of the Acquisition Companies’ Common Stock are converted into the right to receive a cash payment, paid to CHVC, at the Closing Date equal to $500,000 and $200,000 paid on March 16, 2009.  In addition to the aforementioned amounts already paid, we shall issue to CHVC 800,000 shares ($800,000 issue price) of Series C preferred stock, redeemable through the following payment schedule: $275,000 in May of 2009, with the remaining $525,000 redeemable in five equal monthly installment payments of $105,000 each, starting on July 15, 2009.  Alternatively, should we close on new funding from a third party, the remaining $525,000 shall be redeemed through one lump sum payment, up to a maximum of twenty five percent (25%) of whatever net amount we actually receive.

Additionally, effective March 16, 2009, we agreed to omit the Acquisition Companies’ future minimum revenue targets and our right of offset; we therefore released to CHVC the 6,300,000 shares of restricted common stock that were being held in escrow pursuant to the Merger Agreement.  The First Amendment to the Stock Purchase Agreement modifies the Stock Purchase Agreement such that we shall pay to CHVC $500,000 by no later than April 30, 2009.   Additionally, we shall issue to CHVC 1,000,000 shares ($1,000,000 issue price) of Series C preferred stock, redeemable through the following payment schedule: $275,000 in May of 2009, with the remaining $725,000 redeemable in five equal monthly installment payments of $145,000 each, starting on July 15, 2009.  Alternatively, should we close on new funding from a third party, the remaining $725,000 shall be redeemed through one lump sum payment, up to a maximum of twenty five percent (25%) of whatever net amount we actually receive.  Additionally, we entered into a security agreement with CHVC (the “Security Agreement”) whereby the obligation to redeem the preferred stock issued to CHVC is secured by the capital stock of the Acquisition Companies.  Notwithstanding, CHVC agrees to subordinate its security interest in the Acquisition Companies to any future third party funding closed by us, as required by us and approved by CHVC, such approval not to be unreasonably withheld.

We also executed a First Amendment to the Promissory Note issued to CHVC on January 29, 2009 (the “Note”), whereby we agreed to add the following language to the end of Section 2(a) of the Note:“A portion equal to one million dollars (USD$1,000,000) of the balance due on the Note shall be paid by Maker [Flint] through a payment of seven hundred twenty one thousand pound sterling (GBP£721,000) on or before December 31, 2010, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss for either party.

As of June 30, 2009, $550,000 had been paid to CHVC and 550,000 shares of Series C preferred stock had been redeemed by CHVC, in accordance with the agreement, as amended and as described above, leaving $1,250,000 to be paid to CHVC and 1,250,000 shares of Series C preferred stock issued and outstanding.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the year ended June 30, 2009 we issued 3,000,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees of the Acquisition Companies.  These shares of restricted common stock were valued at $0.38 per share.  We recorded approximately $142,500 in expense in the twelve months ended June 30, 2009, related to the shares of restricted common stock granted to these executive officers and key employees.

The following are the Acquisition Companies’ Balance Sheet and Income Statement for the twelve months ended June 30, 2008 and 2007:

CVC INTERNATIONAL, INC, PHONE HOUSE, INC.(CA),
PHONE HOUSE, INC.(FL), DIAL-TONE COMMUNICATIONS, INC.
CABLE AND VOICE CORPORATION, STARCOM ALLIANCE,INC.

COMBINED BALANCE SHEETS

	June 30,
	2008 2007
ASSETS
Current Assets
Cash and cash equivalents	$560,664	$86,239
Accounts receivable (net)	1,743,109	472,805
Inventories	252,262	273,277
Prepaid expenses and other current assets	29,152	-
Other assets	26,583	-

Total Current Assets	2,611,769	832,321

Property and equipment (net)	205,845	-
Goodwill	763,250	-
Other intangibles, net	121,875	-

TOTAL ASSETS	$3,702,739	$832,321

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$1,810,975	$751,475
Due to related parties	1,433,307	-
Other current liabilities	56	-

Total Current Liabilities	3,244,337	751,475

TOTAL LIABILITIES	3,244,337	751,475

Members' Equity
Members' equity	94,373	47,439
Accumulated earnings	364,029	33,407
TOTAL MEMBERS' EQUITY	458,402	80,846
TOTAL LIABILITIES & MEMBERS' EQUITY	$3,702,739	$832,321

CVC INTERNATIONAL, INC, PHONE HOUSE, INC. (CA),
PHONE HOUSE, INC. (FL), DIAL-TONE COMMUNICATIONS, INC.
CABLE AND VOICE CORPORATION, STARCOM ALLIANCE, INC.

COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,
	2008	2007

Sales	$34,362,878	$812,212
Cost of revenues	33,868,879	716,494

Gross profit	493,999	95,718

Operating Expenses:
Selling, general and administration expenses	532,064	97,594
Total operating expenses	532,064	97,594

Loss from operations	(38,065)	(1,875)

Other income
Refund on federal excise tax	361,182	-
Other nonoperating income	7,505	-
Total other income	368,687	-

Income (loss) before income taxes	330,623	(1,875)

Income taxes	-	-

Net income (loss)	$330,623	$(1,875)

The following are condensed pro forma financial information as though the acquisition of the CHVC Acquisition Companies had occurred as of the beginning of the years ended June 30, 2009 and 2008. In association with the acquisition of CHVC subsidiaries, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition in the amount of $2,687,080. We also acquired identifiable intangible assets which are the customer relationships from the CHVC Acquisition Companies.  Under SFAS 141, we engaged an independent third party appraiser to value the customer relationships and the value of these identifiable assets were deemed to be $11,400,000. (See Note 12: Goodwill and Goodwill Impairment).

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations

	Years ended June 30,
	2009	2008
Revenues	$34,873,877	$37,509,164
Net income (loss)	(14,425,265)	(3,988,527)
Net income (loss) per common share	(0.31)	(0.14)
Weighted average shares outstanding	46,917,683	28,460,094

5.           Acquisition and Subsequent Disposition of Semotus Solutions, Inc.

During the year ended June 30, 2009, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger and disposed of the Semotus software business on January 28, 2009.  Semotus issued. 28,460,094 shares of restricted common stock to Flint Telecom, Inc. pursuant to a definitive Contribution Agreement dated April 23, 2008 (the “Contribution Agreement”).  Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities.  Separate from the Contribution Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 3,508,000 shares of restricted common stock to Mr. LaPine. These shares of restricted common stock were valued at $2,631,000.   We recorded $2,631,000 in expense in the year ended June 30, 2009, related to the shares of restricted common stock granted to these executive officers, directors and key employees.

Semotus Business Disposition:
On January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of our restricted common stock valued at $1,333,040owned by Mr. LaPine. Mr. LaPine exercised his right to purchase the Semotus Business/Solutions Division from Flint, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, in exchange for 3,508,000 shares of our restricted common stock owned by Mr. LaPine.  This transaction was further clarified and consummated by the Agreement and Plan of Corporate Separation and Reorganization by and among Flint and Semotus, Inc. executed as of January 29, 2009, pursuant to which we transferred all of the assets and properties, subject to all the liabilities, debts, obligations and contracts, of the Solutions Division to Semotus, Inc. in exchange for Mr. LaPine’s 3,508,000 shares of our restricted common stock. The “Semotus Business”, as set forth in Section 7.18 of the Contribution Agreement, is defined as the operations of Semotus as conducted immediately prior to the acquisition transaction of Flint Telecom, Inc. that closed on October 1, 2008, and does not reflect the business operations of Flint Telecom, Inc. acquired in connection with that transaction.

As a result of this discontinuation, we recorded a net loss of $1,311,835 in discontinued operations, for the year ended June 30, 2009.

6.           Recent Accounting Pronouncements

Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”); SFAS 157 establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157 and it has had no material impact on the Financial Statements.

Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have adopted SFAS 159 and it has had no material impact on the Financial Statements.

Statement No. 141R
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations”(“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition.  SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

Interpretation No. 48
Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”)” is effective for fiscal years beginning after December 15, 2006.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We have adopted FIN 48 and it has had no material impact on the Financial Statements.

FSP No. EITF 99-20-1
In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  We have adopted FSP No. EITF 99-20-1 and it has had no material impact on the Financial Statements.

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

FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on our financial statements.

FSP No. FAS141 (R)-1
In April 2009, the FASB issued FSP No. FAS 141 (R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, then the assets and liabilities should be recognized at the amount that would be recognized in accordance with SFAS No. 5, "Accounting for Contingencies," and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss." The adoption of this standard did not have a material impact on our consolidated financial statements.

Management does not believe that there are any other recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

7.           Accounts Receivable and Concentration of Credit Risk

Two customers accounted for 30% and 14% of our revenue, respectively, for the year ended June 30, 2009.  Five customers accounted for 60% of the accounts receivable at June 30, 2009, the largest of which accounted for 16% of the receivables. Four customers together accounted for 68% of the Company’s revenue for the fiscal year ended June 30, 2008, the largest of which accounted for 18% individually. Two other customers accounted for 58% and 17% of the accounts receivable at June 30, 2008.

8.           Private Placements

In January 2009, in order to finance the CHVC acquisition, we entered into a Common Stock and Warrant Purchase Agreement with Redquartz Atlanta, LLC (“Redquartz”), in which we sold 5,454,545 shares restricted common stock at $0.275 per share and issued 3,750,000 warrants to purchase shares common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000.  As of June 30, 2009, this investment was only partially closed, with Redquartz having invested $500,000 of the $1,500,000 total that was agreed upon. As of June 30, 2009 there was no longer a reasonable expectation that we would receive the remaining $1,000,000 investment from RedQuartz, and therefore the 3,750,000 warrants were cancelled and the 5,454,545 shares of common stock were returned to Flint. Settlement discussions have commenced but final settlement terms have not yet been mutually agreed upon.

On January 29, 2009, we entered into a Stock Purchase Agreement with an individual investor, in which we sold 1,454,545 shares of restricted common stock at $0.275 per share in exchange for $400,000. On March 1, 2009, we entered into a Stock Purchase Agreement with an individual investor, in which we sold 100,000 shares of restricted common stock at $0.20 per share in exchange for $20,000. On April 7, 2009, we entered into a Stock Purchase Agreement with an individual investor, in which we sold 72,727 shares of restricted common stock at $0.275 per share in exchange for $20,000.

9.           Investment in Marketable Securities

We acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000 and a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000.

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

10.           Related Party Transactions

Loans:
We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, and Mr. Butler, one of Flint’s board members.  Flint Telecom, Ltd. also has a direct equity investment in us.  The loan balance was $202,500 at June 30, 2009 (See Note 15 and Note 23: Subsequent Events for more information related to this loan balance). This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.  The loan includes charges for management fees earned by Flint Telecom, Ltd.  The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us.  The investment from Flint Telecom, Ltd. was $258,731 at June 30, 2009.  The investment is for capital needed for our operations. Flint Telecom, Ltd. was also issued warrants on September 30, 2008 exercisable into 1,202,500 common shares at $0.50 per share which expire on September 30, 2011.

We also have a number of loans from Mr. Butler, one of our directors, with a total outstanding balance of $2,266,000 as of June 30, 2009. We issued to Mr. Butler various promissory notes, convertible promissory notes, warrants and shares of restricted common stock as consideration for these loans (See Note 15 for more information on these loans and equity issuances).

On January 29, 2009, Redquartz Atlanta, LLC (“Redquartz”), which is partly owned by Mr. Stephen Keaveney, our CFO and a member of our board of directors, agreed to purchase 5,454,545 shares of our restricted common stock at $0.275 per share and we agreed to issue 3,750,000 warrants to purchase shares of Flint’s common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000.  As of June 30, 2009, this investment was only partially closed, with Redquartz having invested $500,000 of the $1,500,000 total that was agreed upon. As of June 30, 2009 there was no longer a reasonable expectation that we would receive the remaining $1,000,000 investment from RedQuartz, and therefore the 3,750,000 warrants were cancelled and the 5,454,545 shares of common stock were returned to Flint. Settlement discussions have commenced but final settlement terms have not yet been mutually agreed upon.

Also on January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), (the “Acquisition Companies”) and 15,000,000 shares of CHVC’s restricted common stock, in exchange for 21,000,000 shares of our restricted common stock, $500,000 in cash at Closing, a $7,000,000 promissory note and $2,500,000 in deferred payments. See Note 4 for more details on the transaction.  Bill Burbank, our President and Chief Operating Officer, was and still currently remains the President and Chief Executive Officer of CHVC. In addition, as of June 30, 2009 $124,000 was due from CHVC as part of the acquisition post-transaction services.

Business Division Disposition:
Also on January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine, our Chairman of the Board, for 3,508,000 shares of Flint restricted common stock owned by Mr. LaPine.  See Note 5 for more details on the transaction.

Employment Agreements:
Effective October 1, 2008, we assumed a three year employment agreement with our Chairman, Anthony LaPine.  Under the agreement, Mr. LaPine receives a salary in the amount of $240,000 per year. If Mr. LaPine’s employment is terminated by the Company without cause or by Mr. LaPine for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. LaPine cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. LaPine which are unvested shall become immediately fully vested, and the Company shall pay to Mr. LaPine severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a three year agreement term. If a Severance Event occurs, Mr. LaPine would receive between $480,000 (using a Severance Event date of October 1, 2009) and $0 (using a Severance Event date of October 1, 2011) depending on the actual date the Severance Event occurs.

Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock, vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $540,000 (using a Severance Event date of October 6, 2009) and $0 (using a Severance Event date of October 6, 2012) depending on the actual date the Severance Event occurs.

Effective January 29, 2009, we entered into a two year employment agreement with our President, Bill Burbank. The agreement automatically renews for six month periods unless 60 days prior notice is provided by either party.  Mr. Burbank receives a salary in the amount of $186,000 per year and 2,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary.  However, during the time Mr. Burbank is an Officer of China Voice Holding Corp. he will be compensated as follows: January 2009, 60% of base monthly salary and for months thereafter , 90% of monthly base salary. In the event the Company terminates the Agreement without cause, all stock and stock options of the Company then owned by Mr. Burbank which are unvested shall become immediately fully vested, and the Company must pay to Mr. Burbank a lump sum payment of two hundred thousand dollars $200,000.

Effective March 1, 2009, we entered into a two year employment agreement with our CFO, Steve Keaveney.  The agreement automatically renews for six month periods unless 60 days prior notice is provided by either party. Pursuant to the terms of his employment, Mr. Keaveney will receive salary in the amount of $180,000 per year and 3,500,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at his first annual anniversary, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. In the event the Company terminates the Agreement without cause, all stock and stock options of the Company then owned by Mr. Keaveney which are unvested shall become immediately fully vested, and the Company must pay to Mr. Keaveney a lump sum payment of two hundred thousand dollars $200,000.

11.           Capital Leases

We have acquired $819,025 in equipment through capital lease obligations primarily for computer and telephony equipment.  The future minimum payments under these capital leases are $601,275 in fiscal 2010 and $117,707 in fiscal 2011.  The lease terms expire from November 2010 to June 2011.  The interest rates range from 9.1% to 21.8%.

12.           Goodwill and Goodwill Impairment

In association with the acquisition of CHVC subsidiaries, in accordance with FASB 142, “Goodwill and Other Intangible Assets”, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 4, Acquisition of the CHVC Acquisition Companies.) in the amount of $2,687,080.  We also acquired identifiable intangible assets which are the customer relationships from the CHVC Acquisition Companies.  Under SAS 141R, we engaged an independent third party appraiser to value the customer relationships and the value of these identifiable assets were deemed to be $11,400,000.  In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

13.           Accounts Payable

Accounts payable at June 30, 2009 were $5,140,180. Four vendors accounted for 53% of the payables at June 30, 2009, at 31%, 11%, 6% and 5% each. Accounts payable at June 30, 2008 was $1,072,667. Three vendors accounted for 58% of the payables at June 30, 2008, the largest of which accounted for 31% of the payables.

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

14.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2%of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of June 30, 2009, we owed $2,000,000 under the Thermo line of credit.

The first principal payment was due to Thermo on September 30, 2009 and as of the date of the filing of this annual report, payment has not been made and we are in default and the total balance has therefore been classified as a current liability.  See Note 23: Subsequent Events for more detailed information.

During the year ended June 30, 2009 we entered into another line of credit with the Ulster Bank of Ireland in the amount of €800,000, which has a total value as of June 30, 2009 of approximately $1,100,000.  This line of credit has a 4.45% variable interest rate and continues for an indefinite period of time with no set maturity date, but which is subject to review on an annual basis.

15.           Promissory and Convertible Notes

For the year ended June 30, 2009, aside from the $7,000,000 issued to China Voice Holding Corp., which is described in Note 4, we issued $7,110,743 principal amount of Promissory Notes, some with warrants and some with shares of restricted common stock, $3,661,646 principal amount of U.S. Dollar Convertible Promissory Notes and €2,322,830 principal amount of Euro Convertible Promissory Notes. Substantially all of the proceeds have been used for the expansion of our business, including capital expenditures and working capital.

As of June 30, 2009, $5,512,962 principal amount of Promissory Notes, some with warrants and some with shares of restricted common stock, $115,000 principal amount of U.S. Dollar Convertible Promissory Notes and $1,123,840 principal amount of Euro Convertible Promissory Notes were outstanding.

Promissory Notes
During the year ended June 30, 2009, we issued a $300,000 Promissory Note, due March 31, 2009, with 300,000 shares of restricted common stock issued on March 31, 2009.  As of June 30, 2009, this Note had not been repaid and under the terms of the Note we issued an additional 300,000 shares of restricted common stock to the Note holder.  On May 2, 2009 we accepted another short-term loan in an amount of two hundred fifty thousand dollars ($250,000), all principal and a cash fee of one hundred twenty five thousand dollars ($125,000) to be repaid by July 31, 2009.  This Promissory Note was secured by 5,000,000 shares of restricted common stock of CHVC held directly by Flint. These Notes were restructured effective September 1, 2009 (See Note 23: Subsequent Events).

During the year ended June 30, 2009, we issued a €100,000 Promissory Note, due April 30, 2009, with 30,000 shares of restricted common stock. On May 5, 2009 this loan was rolled forward and we issued a new Promissory Note in an amount of one hundred thousand euro (€100,000), all principal and a cash fee of eight thousand euro (€8,000) to be repaid by no later than May 31, 2009. As of June 30, 2009, this Note had not been repaid and is currently in default.  Management is negotiating an extension with this Note holder and we believe we will come to a mutual agreement to extend this Note. This Note is secured by 300,000 shares of Flint restricted common stock held directly by Mr. Vincent Browne, our CEO. Upon default, the Note holder may declare this Note immediately due and payable and demand payment of all principal and the Note holder may proceed to collect such amount.

On May 13, 2009 we accepted a short-term loan from Michael Butler, one of our directors and a greater than 10% shareholder, in an amount of five hundred thousand dollars ($500,000), all principal and a cash fee of two hundred fifty thousand dollars ($250,000) to be repaid by no later than August 11, 2009.  This Promissory Note is secured by 10,000,000 shares of restricted common stock of CHVC held directly by us. On June 30, 2009 Mr. Butler agreed to amend this Note so that $600,000 worth of the Note is now under the same terms and conditions as the terms of the Debt Offering that closed on June 30, 2009 and described in this Note below. The remaining $150,000 continues to be due and payable to Mr. Butler by no later than August 11, 2009.  This Note has not yet been repaid and is currently in default, but management is negotiating an extension and believes it will come to an agreement to extend this Note. Upon default, the Note holder may declare this Note immediately due and payable and demand payment of all principal and the Note holder may proceed to collect such amount.

U.S. Dollar Convertible Promissory Notes
The U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The Notes have a conversion price of $0.275 per share.

During the year ended June 30, 2009 and as of June 30, 2009, a total of $3,637,557 in principal and accrued interest of the U.S. Dollar Convertible Promissory Notes was converted into12,588,221 shares.  One Note holder, RedQuartz, having a principal amount as of June 30, 2009 of $75,000, executed an extension to September 30, 2011. The remaining $40,000 in principal is held by two note holders and was due as of December 31, 2008 and has not been repaid.  Management is negotiating extensions with these Note holders and we believe that these remaining two Note holders will agree extensions or convert the Notes. Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum.  Upon default, the Note holders may at any time at their option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, due and payable.

On May 13, 2009 we entered into an agreement with Mr. Butler to cancel his 5 existing Promissory Notes without repayment, including the repayment of any and all principal amounts underneath these Promissory Notes (€1,175,000, €300,000, $141,000, $173,000 and $300,000 each) (the “Notes”) as well as to waive and cancel all past, present and future accrued interest amounts that may have been due under the Notes, and in exchange we issued a new Convertible Promissory Note in an amount of $1,516,000, accruing no interest, convertible in whole or in part at $0.40 per share, and due and payable through installment payments of $100,000 each, beginning as of October 31, 2009, and we issued 3,260,000 shares of restricted common stock in the Company, vesting quarterly over a period of three years beginning as of January 1, 2011 such that 100% of the shares are vested as of January 1, 2014.

Euro Convertible Promissory Notes
A portion of the Euro Convertible Promissory Notes, €1,475,000, that were issued, all to one individual, Mr. Michael Butler, have been cancelled and restructured into a U.S. Dollar Convertible Note, as set forth above. As of June 30, 2009, there remains €800,000 outstanding which was transferred to a line of credit. (See Note 14: Lines of Credit).

Promissory Notes with Warrants
During the year ended June 30, 2009, we issued $1,952,500 of Promissory Notes with warrants.  $202,500 of the Promissory Notes were issued to Flint Telecom, Ltd. This Note has a 15% interest rate and matures on September 30, 2011.  The warrants are exercisable into 1,202,500 common shares at $0.50 per share. The warrants expire on September 30, 2011. We also issued $300,000 of Promissory Notes with Warrants to an individual, Mr. Butler, on September 30, 2008. The Note had a 15% interest rate and matured on December 31, 2010, but was cancelled as part of a restructure done on May 13, 2009, as set forth above. The warrants are exercisable into 300,000 common shares at $0.50 per share. The warrants expire on September 30, 2011.

During the year ended June 30, 2009, we also issued a $250,000 Promissory Note due March 30, 2009 to an individual with 250,000 warrants exercisable at $0.50 per share.  We have agreed with the Note holder to extend the maturity date of this Note so that it expires on November 10, 2011.

On June 30, 2009, we entered into a number of Subscription Agreements with certain accredited investors (the “Subscribers”) for an investment of $600,000 (the “Debt Offering”), which was the first closing on a potential total offering of up to $2,000,000, in which we issued subordinated secured convertible promissory notes at a 15% discount and having an interest at a rate of 10% per annum, convertible at $0.275 per share into an aggregate of up to 2,181,818 shares of restricted common stock, with a maturity date 18 months after the Closing (the “Notes”) and warrants to purchase an aggregate of up to 2,181,818 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision (the “Warrants”).  The Warrants are not exercisable until our Articles of Incorporation are amended to increase the number of total authorized shares of common stock to 200,000,000. The Subscribers have also been granted a subordinated security interest in all of our assets.  In addition, all of our officers and 5% or greater shareholders have agreed not to sell their shares for twelve months.     We incurred placement agent fees in an amount of $42,000 in cash and the issuance of warrants to purchase up to 152,727 shares of restricted common stock exercisable at $0.275 per share and having a five year term.  After the 15% discount, and payment of additional legal and other expenses in the amount of approximately $30,000, we  received net proceeds of approximately $438,000. These funds will be used to increase our sales and marketing efforts and for other general working capital purposes.

Also on June 30, 2009, Mr. Butler agreed to amend a $500,000 note issued on May 13, 2009 so that $600,000 worth of that note is now under the same terms and conditions as the terms of the Debt Offering described above.

For the year ended June 30, 2009, the warrant component of the promissory notes was valued at $1,132,869. The value was recorded as a discount to the promissory note and $1,132,869 was expensed through June 30, 2009. The following are the assumptions used for the Black Scholes calculation:
Expected term (in years)	Fiscal Year Ended 2009 1 – 1 ½ Yrs.
Weighted average volatility	185.09% – 214.36%
Expected dividend yield	--
Risk-free rate	1.27% – 2.28%

16.           Commitments and Contingencies

We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

Below is a list of our leased offices and space as of June 30, 2009:

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft
327 Plaza Real, Suite 319 Boca Raton, FL 33432	May 31, 2012	$50,123	(1)	Principal executive offices	3,235
17918 Pioneer Blvd. #209 Artesia, CA 90701	September 1, 2010	$47,400	(2)	Phone House, Inc. office space	1,750
3507 East Frontage Rd., Ste 190 Tampa, Fl 33607	December 31, 2012	$20,055	(3)	Cable & VoiceCorp. office space	1,750
3500 NW Boca Raton Blvd., Ste 900 Boca Raton, Fl 33431	February 28, 2010	$5,400		Network facilities
(1)     This lease is subject to increase to $51,878 in year 2010 and $53,703 in year 2011.
(2)     This lease is subject to increase by a maximum of 3% on September 1, 2010.
(3)     This lease is subject to increase to $20,758 in year 2010, $21,484 in year 2011, and $22,232 in year 2012.

As of June 30, 2009, the following table sets forth our long term known contractual obligations, aggregated by type of contractual obligation:

Contractual Obligations		Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$13,883,069	$9,319,200	$4,563,869	--	--
Capital Leases	718,982	601,275	117,707	--	--
Operating Leases	286,234	112,625	173,609	--	--
Purchase Obligations	--	--	--	--	--
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP	--	--	--	--	--
Total	$14,888,285	$10,033,100	$4,855,185	--	--

17.           Stockholder’s Equity

Common Stock:
Effective October 1, 2008, as a result of the closing of the acquisition transaction by and among Flint Telecom, Inc. and Semotus, and as approved by our stockholders, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 100,000,000, par value $0.01. As of June 30, 2009, 83,794,784 shares were issued and outstanding, however, 12,500,082 of these shares have not yet vested and vesting is contingent upon continued employment with the Company; these shares will not be considered issued and outstanding until the shares vest, and therefore as of June 30, 2009, 71,294,702 shares were issued and outstanding.  There are no special voting or economic rights or privileges.

Preferred Stock:
As of June 30, 2009 we have 5,000,000 total shares of preferred stock authorized. Effective April 24, 2009, we designated 1,800,000 shares of Series C preferred stock, par value $0.001. As of June 30, 2009, there are no shares of Series A or B preferred stock outstanding, and 1,250,000 shares of Series C preferred stock remain issued and outstanding.  These shares are not convertible into common stock and have no voting rights.

Warrants:

We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of June 30, 2009:

Date Issued	Number of Warrants	Per Share Warrant Exercise Price	Expiration Date
11/14/05	21,000	$6.00	11/14/10
12/08/05	2,250	$5.60	12/08/10
5/16/06	140,500	$6.00	5/16/11
10/1/08	250,000	$0.40	10/01/11
10/1/08	1,752,500	$0.50	9/18/11
11/10/08	250,000	$0.50	11/10/11
6/30/09	4,363,636	$0.35	6/30/14
6/30/09	152,727	$0.275	6/30/14

All warrants are fully exercisable upon issuance other than the June 30, 2009 subscription warrants, which cannot be exercised until our total authorized common shares have been increased to at least 200,000,000, which we expect to occur at our next annual shareholders’ meeting to be held in December 2009. Five shareholders holding more than a majority of our common shares outstanding  have agreed to vote for an increase in our total authorized shares from 100,000,000 to 200,000,000 at our next annual shareholders’ meeting, which will be held by no later than December 31, 2009.

Stock Option Plans:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans.

The 2005 Stock Option Plan (the “2005 Plan”) was adopted by Semotus in July 2005 and in September 2005 the 2005 Plan was approved by its shareholders.  In September 2007 the 2005 Plan was amended to provide for the granting of stock options to purchase up to 1,150,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure.  The 2005 Plan expires in July 2015, ten years after its adoption.  Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee.  Incentive options granted under the Plan generally vest over three years at a rate of 33% after year one and then equally on a monthly basis over the next two years from the date of grant.  Non-qualified options granted under the Plan generally vest 100% immediately.  As of June 30, 2009, 1,163,750 options were outstanding under the 2005 Plan. See Note 19: Stock Based Compensation, for stock option activity.

The 1996 Stock Option Incentive Plan (the “Plan”) was originally adopted by Semotus in June 1996. The Plan provided for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Plan expired in June of 2006, ten years after its adoption.  As of June 30, 2009, 54,975 options remain outstanding and exercisable under the 1996 Plan.

18.           Earnings (Loss) Per Share

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

Since we incurred a net loss for the year ended June 30, 2009, 18,523,530 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the year ended June 30, 2008, 8,741,215 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $14,562,263 for the year ended June 30, 2009.  We reported a net loss of $3,860,654 for the year ended June 30, 2008.

19.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 17.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards.  We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock option compensation expense recognized by us during the year ended June 30, 2009 was $55,701.  We had no stock compensation expense to recognize during the year ended June 30, 2008.

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

Year Ended
Black-Scholes -Based Option Valuation Assumptions	June 30, 2009 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.77%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the year ended June 30, 2009 based upon a closing stock price of $0.55 per share as of June 30, 2009:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2008	1,130,169	0.78	--	0.44	--
Granted	435,000	0.43	--	0.07	--
Exercised	--	--	--	--	--
Forfeited	5,000	0.21	--	0.17	--
Expired	341,444	0.84	--	0.34	--
Outstanding at June 30, 2009	1,218,725	0.64	4.97	0.34	275,550
Exercisable at June 30, 2009	951,826	0.70	4.10	0.40	235,656

The aggregate intrinsic value of outstanding options as of June 30, 2009 was $275,550, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.55 market price of our common stock at June 30, 2009, of which there were 695,000.

No options were exercised during the year ended June 30, 2009.

Restricted Common Stock:
On October 1, 2008, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees. These shares of restricted common stock have a total value of $6,307,500; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. Among these 8,410,000 shares, 2,160,000 shares have been cancelled as of June 30, 2009. We recorded approximately $703,125 in expense for the year ended June 30, 2009 related to these shares of restricted common stock granted to these executive officers, consultants and employees.

On October 1, 2008 we also amended Mr. LaPine’s employment agreement and issued to him 3,508,000 shares of restricted common stock, having a total value of $2,631,000; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. However, these shares were returned to us as consideration for the sale of the Semotus Business that closed on January 29, 2009 (See Note 4, Acquisition and Subsequent Disposition of Semotus Solutions, Inc. for more details on the Semotus Business disposition).  We recorded $2,631,000 in expense for the year ended June 30, 2009, related to the 3,508,000 shares of restricted common stock issued to Mr. LaPine.

On January 29, 2009, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 3,000,000 shares of restricted stock, vesting over a period of four years, to executive officers, and in March 2009 we issued a total of 4,250,000 shares of restricted common stock to other key employees.  These shares of restricted common stock have a total value of $2,202,500, calculated based on the closing market price of our common stock on the date of grant.  We recorded approximately $418,958 in expense for the year ended June 30, 2009 related to these shares of restricted common stock granted to these executive officers and key employees.

During the year ended June 30, 2009, we issued a total of 1,500,000 shares of restricted stock to employees as part of their separation from employment and 565,454 shares of restricted stock to consultants.  We recorded approximately $421,667 and $133,500 in expense for the year ended June 30, 2009 related to these shares of restricted common stock granted to these separated employees and consultants, respectively.

20.                      Management and Board of Directors Changes

Effective as of October 1, 2008, we appointed Vincent Browne as our Chief Executive Officer. Anthony LaPine resigned from his former position as Chief Executive Officer but has remained our Chairman of the Board.  Mark Williams and Laurence Murray each resigned from the Board of Directors and the vacancies created by their resignations were filled by Flint’s designees, Vincent Browne and Michael Butler.  Neither Mr. Browne nor Mr. Butler qualify as “independent” directors, as that term is defined by the NASDAQ Stock Market and the SEC, and neither will be serving on any Board Committees.

In addition, and also effective October 1, 2008, Pamela LaPine resigned from her position as President, but remained an executive of the Company as President of Semotus, which became a business division and was eventually sold in January of 2009.  We also appointed Christopher Knight as Chief Technology Officer effective as of October 1, 2008.  Mr. Knight was let go effective November 1, 2008.

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

Effective March 1, 2009, Charles K. Dargan, II resigned as our Chief Financial Officer, as part of a planned transition after the acquisition of Semotus Solutions, Inc, for which he was the Chief Financial Officer, to Flint.   Also on March 1, 2009, Steve Keaveney was appointed our Chief Financial Officer.  Please see Note10: Related Party Transactions: Employment Agreements for the terms of employment of Mr. Keaveney, Mr. Browne and Mr. Burbank.

21.           Exchange Gains and Losses

We maintain certain bank accounts denominated in euros and as of June 30, 2009 have issued and outstanding €1,123,840 convertible notes, €100,000 in non-convertible notes payable, and a portion equal to one million dollars (USD$1,000,000) of the balance due on a $7,000,000 Note must be paid through a payment of GBP£721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $119,756 and $146,919 loss on translation for the years ended June 30, 2009 and 2008, respectively.

22. Income Taxes and Tax Valuation Allowance

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

The following table represents the effective tax rate of the Company:
	June 30, 2009	June 30, 2008

Loss from operations	$14,562,263	$3,860,654

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	June 30, 2009	June 30, 2008

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	June 30, 2009	June 30, 2008

Deductible temporary differences:
U.S. federal deferred operating loss	$6,464,349	$3,419,201
State deferred operating loss	63,317	63,317

Less: valuation allowance	(6,527,666)	(3,482,518)

Total tax assets	$-	$-

At June 30, 2009, the Company had carry forward losses for income tax purposes of approximately $19,012,791 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$51,134
2026	2,088,492
2027	3,973,099
2028	5,239,902
2029	$7,660,164

23.           Subsequent Events

We have evaluated subsequent events through October 12, 2009, which is the date the financial statements were available to be issued.

Garrett Sullivan resigned as a member of the Board of Directors of Flint Telecom Group, Inc. (the “Company”), effective July 31, 2009.The vacancy created by his resignation will not be filled, as the Company’s Board of Directors has determined that it is in the best interests of the Company to decrease the total number of directors on the Board of Directors from seven to six.

Effective September 1, 2009, we entered into an agreement with a holder of $740,000 worth of Promissory Notes to cancel all principal and cash fees due under the Notes and to invest a portion of that amount, $540,000, under the same terms and conditions of the Private Equity Offering that closed on June 30, 2009, as described in Note 7: Private Placements. The remaining $200,000 continues to be due and payable by no later than September 30, 2009.  To date, the $200,000 has not yet been repaid and is in default.  Management believes that the Note holder will agree to another extension.  This Note is secured by 5,000,000 shares of China Voice Holding Corp.’s restricted common stock held directly by Flint; additionally, Mr. Keaveney, our CFO, and Mr. Browne, our CEO, jointly and severally, also personally guaranteed this Note.  Upon default, the Note holder may declare this Note immediately due and payable and demand payment of all principal and the Note holder may proceed to collect such amount.

Effective October 1, 2008, we amended the $1,202,500 Promissory Note due to Flint Telecom, Ltd., by extending the Note’s maturity date to September 20, 2011 and decreasing the principal amount owed under the Note to $202,500.  The decrease was done to accurately reflect the actual amount of money loaned to Flint at the time the Note was issued.

On September 30, 2009 we failed to make a principal payment in accordance with our Loan and Security Agreement with Thermo Credit LLC (Thermo) (See Note 14: Line of Credit for more information).  Effective as of October 10, 2009, we are in default. Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of October 10, 2009 was $2,143,961, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.