Form 10-Q
period 2009-09-30
FLINT TELECOM GROUP INC.
filed 2009-11-23
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 As of November 9, 2009, the Issuer had 77,885,875 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
a.	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	3
b.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	5
c.	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited)	6
e.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the three months ended September 30, 2009 (unaudited)	9
d.	Notes to the Condensed Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4T.	CONTROLS AND PROCEDURES	28
	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 1A.	RISK FACTORS	29
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS	30

	SIGNATURES	32
	CERTIFICATIONS	33

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,457	$1,337,002
Accounts receivable, net of allowance for doubtful accounts of $257,893
for September 30, 2009 and $205,397 for June 30, 2009	2,451,160	2,585,875
Notes receivable	250,071	125,000
Inventories	486,947	886,512
Investment in marketable securities	1,950,000	2,700,000
Due from Flint Telecom, Ltd.	88,731	258,731
Due from related parties	--	124,174
Prepaid expenses and other current assets	--	8,724
Current assets	5,351,366	8,026,018

Fixed assets:
Equipment	1,860,362	1,851,830
Capitalized leases – equipment	819,025	819,025
Total fixed assets	2,679,387	2,670,855
Less: accumulated depreciation	(876,171)	(687,776
Net fixed assets	1,803,216	1,983,079

Deposit	15,759	3,149
Goodwill	2,687,080	2,687,080
Other intangible assets, net	10,101,888	10,587,115
Total assets	$19,959,309	$23,286,441

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,110,169	$5,140,180
Cash overdraft	74,254	175,096
Other accrued liabilities	220,827	215,898
Accrued interest payable	595,719	545,938
Lease obligations – current	706,834	601,275
Lines of credit	3,203,657	3,143,962
Notes payable	1,231,420	1,525,886
Notes payable – related parties, net of discount	6,392,805	5,440,232
Convertible notes payable, net of discount	--	115,000
Convertible notes payable – related parties, net of discount	--	94,062
Redeemable preferred stock	886,981	1,250,000
Total current liabilities	17,422,666	18,247,529

Convertible notes payable – long term, net of discount	216,134	--
Convertible notes payable – long term - due to related parties, net of discount	923,771	542,004
Notes payable due to related parties – long term	2,305,776	3,021,865
Lease obligations - long-term	12,148	117,707
Line of credit – long term	--	--
Total liabilities	20,880,495	21,929,105

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 886,981 issued and outstanding at September 30, 2009, 1,250,000 issued and outstanding at June 30, 2009	--	--
Common stock: $0.01 par value; 100,000,000 authorized, 76,285,811 issued and outstanding at September 30, 2009, 71,294,702 issued and outstanding at June 30, 2009	754,507	712,947
Common stock issuable	4,154	44,786
Additional paid-in capital	23,608,242	22,085,472
Accumulated comprehensive loss	(1,200,000)	(450,000)
Accumulated deficit	(24,088,089)	(21,035,869)
Total stockholders' equity (deficit)	(921,186)	1,357,336
Total liabilities and stockholders’ equity (deficit)	$19,959,309	$23,286,441
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months September 30,	Ended September 30,
	2009	2008
Revenues	$14,504,855	$3,225,251

Cost of revenues	13,801,254	3,269,467

Gross profit (loss)	703,601	(44,216)

Operating expenses:
General and administrative:
Consultants	19,651	477,654
Bad debt expense	235,950	--
Salaries and payroll related expense	519,499	213,037
Management fee to Flint Telecom, Ltd.	130,000	216,492
Stock compensation and option expense:
Directors and officers	336,875	--
Consultants	201,170	--
Employees	44,813	--
Depreciation and amortization expense	673,622	156,267
Other	417,487	--
Total operating expenses	2,556,911	1,063,450

Operating loss	(1,875,466)	(1,107,666)

Other income (expense)	--	218,374
Interest expense	(1,176,754)	(256,655)
Provision for income taxes	--	--
Net loss	$(3,052,220)	$(1,145,947)
Net loss per common share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic	75,986,113	28,460,094
Diluted	75,986,113	28,460,094

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(3,052,220)	$(1,145,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	673,622	156,267
Other non-cash transactions:
Stock and option compensation expense	582,858	--
Accretion of debt discount	804,371	--
Amortization of debt issuance costs	--	64,184

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	134,715	(262,325)
Prepaid expense	8,724	(147,530)
Inventories	399,565	--
Deposit	(12,610)	--
Accounts payable	(1,030,011)	(179,989)
Cash overdraft	(100,842)	--
Accrued liabilities	4,929	89,335
Net due from Flint Telecom, Ltd.	170,000	--
Due from related parties	124,174	--
Accrued interest	239,781	104,046
Net cash used in operating activities	(1,052,944)	(1,321,959)

Cash Flows from Investing Activities:
Purchases of fixed assets	(8,532)	(6,287)
Investment in notes receivable	(125,071)	--
Net cash used in investing activities	(133,603)	(6,287)

Cash Flows From Financing Activities:
Proceeds from lines of credit	16,176	--
Proceeds from related parties debt	115,000	32,220
Proceeds from debt	200,000	1,502,500
Debt issuance fees and expenses	--	(11,020)
Payments on debt	--	(25,000)
Paid to Flint Telecom Ltd.	--	--
Redemption of preferred stock	(363,019)	--
Payments on lease obligations	--	(5,314)
Net cash provided by financing activities	(31,843)	1,493,386

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	5,845	(245,883)
Net cash provided by (used in) foreign currency activities	5,845	--
Net increase (decrease) in cash and cash equivalents	(1,212,545)	(80,744)
Cash and cash equivalents, beginning of the period	1,337,002	1,487,021
Cash and cash equivalents, end of the period	$124,457	$1,406,278

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months September	Ended 30,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	--	$85,366

Cash paid for income taxes	--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Assets purchased under capital lease obligations	--	$44,473

Conversion of notes payable and accrued interest (Note 12)	$117,263	$--

Discounts – warrants	$708,791	$--

Discounts – beneficial conversion	$114,786	$--

Capitalization of accrued interest to a note payable	$190,000	$--

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Common Stock		Common Stock Issuable		Additional	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	$(450,000)	$(21,035,869)	$ 1,357,336
Conversion of notes payable	426,411	4,264			116,837			117,263
Beneficial conversion feature on convertible notes payable					114,786			114,786
Shares issued to consultants for services	501,515	5,015			185,059			185,561
Issuance of warrants to holders of notes payable					708,791			708,791
Conversion of notes payable into equity	4,063,183	40,632	(4,063,183)	(40,632)				--
Stock compensation expense					381,688			381,688
Stock options expense					15,609			15,609
Comprehensive Loss:
Comprehensive loss						(750,000)		(750,000)
Net loss for the three months ended September 30, 2009							(3,052,220)	(3,052,220)
Balances at September 30, 2009	76,285,811	$762,858	415,454	$4,154	$23,608,242	$(1,200,000)	$(24,088,089)	$(921,186)
	========	=======	======	======	=========	=========	=========	=========

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

2.           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 13, 2009.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $3,052,220 and $1,145,947 for the three months ended September 30, 2009 and 2008, respectively, negative cash flow from operating activities of $1,052,944 for the three months ended September 30, 2009, an accumulated stockholder’s deficit of $921,186 and a working capital deficit of $12,071,300 as of September 30, 2009.  Also, as of September 30, 2009, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

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

4.           Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables and provides another alternative for determining the selling price of deliverables. In addition, the residual method of allocating arrangement consideration is no longer permitted under this guidance.  The guidance is effective for fiscal years beginning on or after July 15, 2010.  We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

In September 2009, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. It also requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for fiscal years beginning after Novermber 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

Management does not believe that there are any recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

5.           Accounts Receivable and Concentration of Credit Risk

One customer accounted for 65% of our revenue for the three months ended September 30, 2009.  Two customers accounted for 38% of the accounts receivable at September 30, 2009, the largest of which accounted for 28% of the receivables. Two customers together accounted for 89% of our revenue for the three months ended September 30, 2008, 45% and 44% respectfully. Two other customers accounted for 37% and 30% of the accounts receivable at September 30, 2008.

6. Investment in Marketable Securities

We acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000 and a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000.

We classify these securities as investments in marketable securities available for sale. These securities are stated at their fair value.  Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system.  Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

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

 7.           Related Party Transactions

Loans:
We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from a number of third parties, including related parties, as follows.

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), (the “Acquisition Companies”) and 15,000,000 shares of CHVC’s restricted common stock, in exchange for 21,000,000 shares of our restricted common stock, $500,000 in cash at Closing, a $7,000,000 promissory note and $2,500,000 in deferred payments. See Note 4 for more details on the transaction.  Bill Burbank, our President and Chief Operating Officer, was and still currently remains the President and Chief Executive Officer of CHVC.  As of September 30,  2009, $7,886,981 was due and owing to CHVC. Additionally, during the three months ended September 30, 2009, Mr. Burbank, our President, loaned $40,000 to us.  This loan bears no interest or contains any additional cash fees.  This loan is due on demand by Mr. Burbank.   The balance of the loan as of September 30, 2009 was $40,000.

Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, and Mr. Butler, one of Flint’s board members, has a loan balance of $88,731 at September 30, 2009.  During the three months ended September 30, 2009, Flint Telecom Ltd. assigned a portion, $91,850, of its $202,500 promissory note to a number of unrelated third parties.  See Note 12 for more details on this transaction. This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.  The loan includes charges for management fees earned by Flint Telecom, Ltd.  The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us.  The investment from Flint Telecom, Ltd. was $258,731 at September 30, 2009.  The investment is for capital needed for our operations. Flint Telecom, Ltd. was also issued warrants on September 30, 2008 exercisable into 1,202,500 common shares at $0.50 per share which expire on September 30, 2011.Flint Telecom, Ltd. also has a direct equity investment in us.

On May 13, 2009 we issued to Mr. Butler a Convertible Promissory Note in an amount of $1,516,000, accruing no interest, convertible in whole or in part at $0.40 per share, and due and payable through installment payments of $100,000 each, beginning as of October 31, 2009, and we issued 3,260,000 shares of restricted common stock in the Company, vesting quarterly over a period of three years beginning as of January 1, 2011 such that 100% of the shares are vested as of January 1, 2014.On June 30, 2009 we issued Mr. Butler a subordinated secured convertible promissory note having an interest at a rate of 10% per annum, convertible at $0.275 per share into an aggregate of up to 2,181,818 shares of restricted common stock, with a maturity date 18 months after the Closing (the “Notes”) and warrants to purchase an aggregate of up to 2,181,818 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision (the “Warrants”).  The Warrants are not exercisable until our Articles of Incorporation are amended to increase the number of total authorized shares of common stock to 200,000,000.  $150,000 was due and payable to Mr. Butler by no later than August 11, 2009, which has not yet been repaid and is currently in default, but management is negotiating an extension and believes it will come to an agreement to extend this Note. Upon default, the Note holder may declare this Note immediately due and payable and demand payment of all principal and the Note holder may proceed to collect such amount. We also have a number of loans outstanding from Mr. Butler, one of our directors, with a total outstanding balance of $2,266,000 as of September 30, 2009. We issued to Mr. Butler various promissory notes, convertible promissory notes, warrants and shares of restricted common stock as consideration for these loans.

During the three months ended September 30, 2009, Mr. Keaveney, our CFO, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  As of the date of this filing, this note has not yet been repaid and Mr. Keaveney is entitled to additional cash fees of $10,000 per month for every month the note is not repaid.

8.           Accounts Payable

Accounts payable at September 30, 2009 were $4,110,169. Five vendors accounted for 47% of the payables at September 30, 2009, the largest of which accounted for 12% of the payables.  Accounts payable at September 30, 2008 were $892,678.  Three vendors accounted for 42% of the payables at September 30, 2008, the largest of which accounted for 20% of the payables.

Although we believe that we have adequate alternative vendors to purchase services and products, there can be no assurance of comparability, which could have a detrimental effect on the business. Further, when the vendor provides services for direct access to and call routing for residential or business customers, a reduction in or elimination of that vendor service will probably have a detrimental effect on that portion of our business.

9.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2%of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of September 30, 2009, we owed $2,000,000 under the Thermo line of credit.

The first principal payment was due to Thermo on September 30, 2009 and as of the date of the filing of this quarterly report, payment has not been made and we are in default and the total balance has therefore been classified as a current liability.

Management is currently negotiating an extension and/or restructure of the terms of this line of credit with Thermo, and we believe that Thermo will agree to such an extension or restructuring of the terms of this line of credit.

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

We have a second line of credit with the Ulster Bank of Ireland in the amount of €800,000, which has a total value as of September 30, 2009 of approximately $1,167,360. This line of credit has a 4.45% variable interest rate and continues for an indefinite period of time with no set maturity date, but which is subject to review on an annual basis.

10.           Promissory Notes and Convertible Promissory Notes

During the three months ended September 30, 2009, we issued $315,000 principal amount of Promissory Notes, some with warrants and some with shares of restricted common stock, restructured $540,000 principal amount of promissory notes into U.S. Dollar Convertible Promissory Notes issued with warrants, and restructured $91,850 principal amount of promissory notes originally issued to Flint Telecom, Ltd. into convertible notes, which were assigned to third parties and converted into 334,000 shares of restricted common stock. Substantially all of the proceeds have been used for the expansion of our business, including capital expenditures and working capital.

During the three months ended September 30, 2008, we issued $315,000 principal amount of Promissory Notes, $723,330 principal amount of U.S. Dollar Convertible Promissory Notes.

As of September 30, 2009, $7,000,000 principal amount of a promissory note issued to CHVC, $2,675,976 principal amount of other promissory notes, some issued with warrants and some with shares of restricted common stock, $1,607,000 principal amount of U.S. Dollar Convertible Promissory Notes, $1,740,000 principal amount of U.S. Dollar Convertible Promissory Notes issued with warrants, were outstanding.

Promissory Notes:
During the three months ended September 30, 2009, we issued a $100,000 promissory note due September 18, 2009, with warrants to purchase up to 200,000 shares of common stock at $0.50 per share and having a 3 year term.  As of September 30, 2009 this note had not been repaid and is currently in default. Management is negotiating an extension with this note holder and we believe we will come to a mutual agreement to extend this note. During the three months ended September 30, 2009 we also issued a $125,000 promissory note with a $25,000 cash fee due on or before October 28, 2009, and a $75,000 promissory note with a $10,000 cash fee due on or before October 24, 2009.  Additional cash fees of $10,000 per month accrue for every month the note is not repaid.

As of September 30, 2009, we had a total of $2,675,976 worth of principal amounts outstanding under various promissory notes issued to approximately 20 individuals and entities, with interest rates ranging from 0% to 15%, to be repaid between 30 September 2009 and 30 September 2011.  Approximately $1,500,000 worth of principal under these notes has not been repaid as of September 30, 2009 and is currently in default.  Management is negotiating extensions with these note holders and we believe we will come to a mutual agreement to extend these notes.  Upon default, the Note holders may declare their notes immediately due and payable and demand payment of all principal and the note holders may proceed to collect such amounts.

U.S. Dollar Convertible Promissory Notes:
The U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The Notes have a conversion price of $0.275 per share. During the three months ended September 30, 2009, $24,000in principal plus accrued interest was converted into 92,411 shares.  One Note holder, RedQuartz, having a principal amount as of June 30, 2009 of $75,000, executed an extension to September 30, 2011. The remaining $16,000 in principal is held by one note holder and was due as of December 31, 2008 and has not been repaid.  Management is negotiating an extension with this note holder and we believe that he will agree to an extension or convert the note. Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum.  Upon default, the Note holder may at any time at his option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, due and payable.

As of September 30, 2009, a total of $1,607,000 worth of principal in U.S. Convertible promissory notes was outstanding.  $91,000 of that is under the promissory notes as described in the above paragraph, and the remaining $1,516,000 is owed to Mr. Butler and is described in Footnote 9: Related Party Transactions.

Convertible Promissory Notes issued with Warrants:
Effective September 1, 2009, we entered into an agreement with a holder of $740,000 worth of Promissory Notes to cancel all principal and cash fees due under the Notes and to invest a portion of that amount, $540,000, under the same terms and conditions of the Private Equity Offering that closed on June 30, 2009, which includes a  subordinated secured convertible promissory note having an interest at a rate of 10% per annum, convertible at $0.275 per share into an aggregate of up to 1,963,636 shares of restricted common stock, with a maturity date 18 months after the Closing (the “Notes”) and warrants to purchase an aggregate of up to 1,963,636 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision (the “Warrants”).  The Warrants are not exercisable until our Articles of Incorporation are amended to increase the number of total authorized shares of common stock to 200,000,000. The holder was also granted a subordinated security interest in all of our assets. The remaining $200,000 continues to be due and payable by no later than September 30, 2009.  To date, the $200,000 has not yet been repaid and is in default.  Management believes that the Note holder will agree to another extension.  This Note is secured by 5,000,000 shares of China Voice Holding Corp.’s restricted common stock held directly by Flint; additionally, Mr. Keaveney, our CFO, and Mr. Browne, our CEO, jointly and severally, also personally guaranteed this Note.  Upon default, the Note holder may declare this Note immediately due and payable and demand payment of all principal and the Note holder may proceed to collect such amount.

As of September 30, 2009, we also have $1,200,000 worth in principal amount of subordinated convertible promissory notes outstanding having an interest rate of 10% per anum, convertible at $0.275 per share into an aggregate of 4,363,636 shares of restricted common stock, with a maturity date 18 months after the issuance dates, and warrants to purchase an aggregate of up to 4,363,636 shares of our restricted common stock at $0.35 per share, having a five year term and a cashless exercise provision.  These holders were also granted a subordinated security interest in all of our assets.

For the three months ended September 30, 2009, the warrant component of the promissory notes was valued at $1,640,807. The value was recorded as a discount to the promissory note and $619,764was expensed in the three months ending September 30, 2009. The following are the assumptions used for the Black Scholes calculation:

Three Months Ended September 30, 2009
Expected term (in years)	1 ½ – 3 Yrs.
Weighted average volatility	242.96% – 295.54%
Expected dividend yield	--
Risk-free rate	1.44% – 2.26%

Debt Schedule:
The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	Total	Current	Long Term: 1-3 Years
Notes payable	$1,231,420	$1,231,420	$--
Convertible notes payable	1,211,500	631,500	580,000
Line of credit	3,203,657	2,403,657	800,000
Notes payable – related parties	8,848,626	6,465,967	2,382,659
Convertible notes payable – related parties	1,419,396	200,000	1,219,396
Total:	$15,914,599	$10,932,544	$4,982,055

11.           Commitments and Contingencies

We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

12.           Stockholder’s Equity

Common Stock:
As of September 30, 2009, we had 100,000,000 total shares of common stock authorized and 88,785,975 shares were issued and outstanding, however, 12,500,082 of these shares have not yet vested and vesting is contingent upon continued employment with the Company; these shares will not be considered issued and outstanding until the shares vest, and therefore as of September 30, 2009, 76,285,811 shares were issued and outstanding.  There is no special voting or economic rights or privileges.

Preferred Stock:
As of September 30, 2009, 5,000,000 total shares of preferred stock were authorized and 886,981 shares of Series C preferred stock were issued and outstanding, par value $0.001. These shares are not convertible into common stock and have no voting rights. As of September 30, 2009, there are no shares of Series A or B preferred stock issued or outstanding.

Warrants:
We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of September 30, 2009:

Date Issued	Number of Warrants	Per Share Warrant Exercise Price	Expiration Date
11/14/05	21,000	$6.00	11/14/10
12/08/05	2,250	$5.60	12/08/10
5/16/06	140,500	$6.00	5/16/11
10/1/08	250,000	$0.40	10/01/11
10/1/08	1,752,500	$0.50	9/18/11
11/10/08	250,000	$0.50	11/10/11
6/30/09	4,363,636	$0.35	6/30/14
6/30/09	152,727	$0.275	6/30/14
8/18/09	200,000	$0.50	12/31/12
09/01/09	1,963,636	$0.35	09/01/14

All warrants are fully exercisable upon issuance other than the June 30, 2009 and September 1, 2009 subscription warrants, which cannot be exercised until our total authorized common shares have been increased to at least 200,000,000, which we expect to occur at our next annual shareholders’ meeting to be held on December 2, 2009. Five shareholders holding more than a majority of our common shares outstanding  have agreed to vote for an increase in our total authorized shares from 100,000,000 to 200,000,000 at our next annual shareholders’ meeting.

Stock Option Plans:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans.

The 2005 Stock Option Plan (the “2005 Plan”) was adopted by Semotus in July 2005 and in September 2005 the 2005 Plan was approved by its shareholders.  In September 2007 the 2005 Plan was amended to provide for the granting of stock options to purchase up to 1,150,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure.  The 2005 Plan expires in July 2015, ten years after its adoption.  Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee.  Incentive options granted under the Plan generally vest over three years at a rate of 33% after year one and then equally on a monthly basis over the next two years from the date of grant.  Non-qualified options granted under the Plan generally vest 100% immediately.  As of September 30, 2009, 1,163,750 options were outstanding under the 2005 Plan. See Note 19: Stock Based Compensation, for stock option activity.

The 1996 Stock Option Incentive Plan (the “Plan”) was originally adopted by Semotus in June 1996. The Plan provided for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Plan expired in June of 2006, ten years after its adoption.  As of September 30, 2009, 54,975 options remain outstanding and exercisable under the 1996 Plan.

13.           Earnings (Loss) Per Share

We report Basic and Diluted Earnings per Share (EPS) as follows: Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Since we incurred a net loss for the three months ended September 30, 2009, 16,047,182 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the three months ended September 30, 2008, 8,741,215 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $3,052,220)for the three months ended September 30, 2009.  We reported a net loss of $1,145,957 for the three months ended September 30, 2008.

14.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 12.

We recognize expense related to the fair value of employee stock option awards on a straight line vesting basis over the vesting period of the award. Total stock expense recognized by us during the three months ended September 30, 2009 was $582,858.

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

Three Months Ended
Black-Scholes -Based Option Valuation Assumptions	September 30, 2009 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.57%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the three months ended September 30, 2009 based upon a closing stock price of $0.22 per share as of September 30, 2009:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2009	1,218,725	0.64	--	0.34	--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Expired	--	--	--	--	--
Outstanding at September 30, 2009	1,218,725	0.64	4.72	0.34	450
Exercisable at September 30, 2009	957,159	0.69	3.88	0.40	211

The aggregate intrinsic value of outstanding options as of September 30, 2009 was $450, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.22 market price of our common stock at September 30, 2009.

No options were exercised during the three months ended September 30, 2009 or 2008.

Restricted Common Stock:
During the three months ended September 30, 2009, we issued a total of 501,515 shares of restricted stock to consultants as settlements for services rendered.  We recorded approximately $185,561 in expense for the three months ended September 30, 2009 related to these shares of restricted common stock granted to these consultants.

15.           Exchange Gains and Losses

We maintain certain bank accounts denominated in Euros and as of September 30, 2009 have issued and outstanding €1,123,840 convertible notes, €100,000 in non-convertible notes payable, and a portion equal to one million dollars (USD$1,000,000) of the balance due on a $7,000,000 note must be paid through a payment of GBP£721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $5,845 loss and a $245,883 gain on translation for the three months ended September 30, 2009 and 2008, respectively.

16.           Subsequent Events

We have evaluated subsequent events through November 23, 2009, which is the date the financial statements were available to be issued.

On October 22, 2009 we were loaned $250,000 and we issued a promissory note in the amount of $250,000, due and payable with a cash fee of $25,000 by no later than the earlier of (i) November 20, 2009, (ii) the day after we receive additional funding from a third party investor, (iii) the issuance of any debt or equity, (iv) in the event of a warrant exercise, or (v) in the event of any other capital invested (the “Note”), and we issued a warrant to purchase up to 250,000 shares of our common stock at $0.50 per share and having a three year term.  The Note is currently in default and we received a notice of default on November 23, 2009.  The Note is secured by two million (2,000,000) shares of our restricted common stock held directly by Flint Telecom, Ltd.  Upon default, the note holder shall have the option of either taking the security of the two million (2,000,000) shares or leaving the Note and fee in place plus interest at the highest legally valid interest rate until the Note is paid in full.

On October 28, 2009 we were loaned $230,000 and we issued a promissory note in the amount of $260,000 including accrued interest of $30,000, due and payable on or before December 28, 2009.

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

OVERVIEW
Management’s objective for the three months ended September 30, 2009 was to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We continued our focus on consolidation of our entities.  We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business

In the three months ended September 30, 2009, we had a net loss of $(3,052,220) ($0.04)per share basic and diluted), as compared to a net loss of $1,145,947 ($0.04 per share basic and diluted) in the three months ended September 30, 2008. The increase in the losses year on year was predominantly as a result of costs and SEC accounting provisions associated with the Semotus transaction which is non recurring. Our overall cash decreased by $ 1,212,545 in the three months ended September 30, 2009, compared to a decrease of $80,744 in the three months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REVENUES

Revenues for the three months ended September 30, 2009 increased 349.7% to $14,504,855 as compared to $3,225,251for the three months ended September 30, 2008.  This increase is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) and growth of our wholesale call traffic business.

COST OF REVENUES AND GROSS MARGIN

The overall gross margin has improved in the three months ended September 30, 2009 versus 2008 due to the launch of our own branded calling cards through one of our subsidiaries, Wize Communications.  Our own brand calling cards enable us to increase margin by selling our high margin products through our existing strong distribution channels.

OPERATING EXPENSES

Operating expenses increased 140.4% to $2,556,911 in the three month period ended September 30, 2009 versus $1,063,450 for the same period in the last fiscal year.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs have decreased during the three months ended September 30, 2009 versus 2008 due to cost savings that have been achieved by the business following the full integration of the six companies acquired from China Voice Holding Company.

The non-cash charges for compensation consist mainly of the grants of stock issued as part of settlements for services rendered.  The common stock issued was valued at its fair market value at the date of issuance.

INTEREST EXPENSE

The $1,176,754 for the three months ended September 30, 2009 in  interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash decreased by $1,212,545 for the three months ended September 30, 2009 due to a continued loss from operations, and delays in the private offerings that only partially closed as of June 30, 2009, and which we previously expected to fully close during the fiscal year ending June 30, 2009. We were able to cover some of the cash loss through proceeds from convertible and additional promissory note issuances.  The sources and uses of cash are summarized as follows (unaudited):

	Three Months Ended September 30,
	2009	2008
Net cash used in operating activities	($1,052,944)	$ (1,321,959)
Net cash used in investing activities	(133,603)	(6,287)
Net cash used in financing activities	(31,843)	1,493,386
Net cash provided by foreign currency activities	5,845	--
Net increase (decrease) in cash and cash equivalents	($1,212,545)	$ (80,744)

During the three months ended September 30, 2009, cash used in operating activities was $1,052,944 resulting from a gross loss of $3,052,220 and operating expenses of $2,556,911. The loss included non cash charges for stock and option compensation, accretion of debt discount of $582,858 and $804,371 respectively.

Other operating activities that increased cash were a decrease in accounts receivable of $134,715, of prepaid expenses of $8,724, Inventory of $399,565, due from related parties of $294,174 and an increase in accrued liabilities of $4,929 and accrued interest of $239,781.  Operating activities that decreased cash were an increase in deposits of $12,610, a decrease in cash overdraft of $100,842 and a decrease in accounts payable of $1,030,011.

Cash provided by financing activities for the three months ended September 30, 2009 consisted of an increase in the line of credit of $16,176, the sale of short term promissory notes, which provided $200,000 in cash, the issuance of notes payable of $115,000 to related parties, and the redemption of preferred stock  in the amount of $363,019.

$5,845 of cash was used in foreign currency transactions related to exchange losses on convertible notes payable during the three months ended September 30, 2009 and $245,883 was provided by foreign currency exchange gains in the three months ending 30 September 2008.

As of September 30, 2009, we had cash and cash equivalents of $124,457, a decrease of $1,212,545from the balance at June 30, 2009, which was $1,337,002.  Our working capital deficit increased as of September 30, 2009 to ($10,260,012) as compared to a working capital deficit of ($12,071,300) at June 30, 2009.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash balances and our operating costs in order to maintain an adequate level of cash.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel, changes in laws regulating telecommunications providers, changes in laws affecting the telecommunications products and services we provide. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2009, we issued 501,515 shares of restricted common stock to certain consultants, as part of their compensation for services rendered. Additionally, a number of convertible note holders converted their convertible promissory notes into restricted common shares at a conversion price equal to $0.275 per share, equaling a total of 426,411 shares of our restricted common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location
4.1	$100,000 Promissory Note issued on August 18, 2009.	Filed electronically herewith.
4.2	200,000 Warrants issued on August 18, 2009.	Filed electronically herewith.
4.3	$75,000 Promissory Note issued on September 24, 2009.	Filed electronically herewith.
4.4	$150,000 Promissory Note issued on September 29, 2009.	Filed electronically herewith.
4.5	$51,000 Promissory Note issued on October 6, 2009.	Filed electronically herewith.
4.6	$250,000 Promissory Note issued on October 20, 2009.	Filed electronically herewith.
4.7	250,000 Warrants issued on October 20, 2009.	Filed electronically herewith.
4.8	$260,000 Promissory Note issued on October 28, 2009.	Filed electronically herewith.
10.1	Amendment to the Promissory Notes issued to J. Lavery effective September 1, 2009.	Incorporated by reference to Exhibit 4.28 to the Registrant’s Form 10K filed on October 13, 2009.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
31.2	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Stephen Keaveney.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.
32.2	Certification pursuant to 18 U.S.C. ss.1350 for Stephen Keaveney.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: November 23, 2009             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer)

                                                     By: /s/ Stephen Keaveney
                                                    ---------------------------------------
                                                    Stephen Keaveney, Chief Financial
                                                    Officer (Principal Financial Officer)