Form 10-Q
period 2009-12-31
FLINT TELECOM GROUP INC.
filed 2010-03-25
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 001-15569

FLINT TELECOM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3574355
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

7500 College Blvd, Suite 500, Overland Park, KS, 66210
(Address of Principal Executive Offices including zip code)

(561)  962-0230
(Issuer's telephone number)

Former Address: 327 Plaza Real, Suite 319, Boca Raton, FL 33432
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 As of March 24, 2010, the Issuer had 83,249,529 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,250	$1,337,002
Accounts receivable, net of allowance for doubtful accounts of $302,155
for December 31, 2009 and $205,397 for June 30, 2009	2,619,699	2,585,875
Notes receivable	250,000	125,000
Inventories	485,366	886,512
Investment in marketable securities	1,500,000	2,700,000
Due from Flint Telecom, Ltd.	--	258,731
Due from related parties	--	124,174
Prepaid expenses and other current assets	490	8,724
Current assets	5,142,765	8,026,018

Deposit	3,258	3,149

Fixed assets:
Equipment	1,931,360	1,851,830
Capitalized leases – equipment	194,839	819,025
Total fixed assets	2,126,199	2,670,855
Less: accumulated depreciation	(875,404)	(687,776)
Net fixed assets	1,250,795	1,983,079

Goodwill	980,041	2,687,080
Other intangible assets, net	3,563,672	10,587,115
Total assets	$10,940,570	$23,286,441

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,026,450	$5,140,268
Cash overdraft	--	175,096
Other accrued liabilities	333,104	215,898
Accrued interest payable	787,708	545,938
Lease obligations – current	295,917	601,275
Lines of credit	3,184,853	3,143,962
Notes payable	1,609,560	1,525,886
Notes payable – related parties, net of discount	8,738,673	5,440,232
Convertible notes payable, net of discount	450,034	115,000
Convertible notes payable – related parties, net of discount	1,090,914	94,062
Due to Flint, Ltd.	100,959	--
Redeemable preferred stock	865,452	1,250,000
Total current liabilities	21,483,624	18,247,617

Convertible notes payable – long term - due to related parties, net of discount	--	542,004
Notes payable due to related parties – long term	--	3,021,865
Lease obligations - long-term	357,392	117,707
Total liabilities	21,841,016	21,929,193

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 864,385 issued and outstanding at December 31, 2009, 1,250,000 issued and outstanding at June 30, 2009		--
Common stock: $0.01 par value; 200,000,000 authorized, 78,035,893 issued and outstanding at December 31, 2009, 71,294,702 issued and outstanding at June 30, 2009	780,358	712,947
Common stock issuable	556	44,786
Additional paid-in capital	24,110,795	22,085,472
Accumulated comprehensive loss	(1,650,000)	(450,000)
Accumulated deficit	(34,142,154)	(21,035,957)
Total stockholders' equity (deficit)	(10,900,445)	1,357,248
Total liabilities and stockholders’ equity (deficit)	$10,940,570	$23,286,441
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$10,884,061	$2,492,602	$25,388,916	$5,292,173

Cost of revenues	10,200,243	3,279,280	24,001,497	6,547,862

Gross profit (loss)	683,818	(786,678)	1,387,419	(1,255,689)

Operating expenses:
General and administrative:
Consultants	15,501	93,900	35,152	119,554
Bad debt expense	53,290	--	289,240	--
Salaries and payroll related expense	505,872	554,308	1,025,371	554,308
Management fee to Flint Telecom, Ltd.	120,000	69,714	250,000	286,205
Stock compensation and option expense:
Directors and officers	346,908	3,002,198	699,392	--
Consultants	--	--	185,561	--
Employees	44,812	43,051	89,624	43,051
Depreciation and amortization expense	605,624	158,161	1,279,246	314,428
Other	209,868	279,555	627,355	391,949
Total General and Administrative	1,901,875	4,200,887	4,480,941	4,711,693

Operating loss	(1,218,057)	(4,987,565)	(3,093,522)	(5,967,382)

Other income (expense)	38,344	(104,070)	38,344	55,336
Interest expense	(777,407)	(904,299)	(1,948,161)	(1,160,954)
Loss on disposal of fixed asset	(332,023)	--	(332,023)	--
Foreign Exchange	(10,807)	--	(10,807)	--
Discontinued operations, net of tax	--	(14,514)	--	(83,396)
Impairment of goodwill and other intangible assets	(7,760,028)	(2,538,148)	(7,760,028)	(2,538,148)

Net loss	$(10,053,978)	$(8,548,596)	$(13,106,197)	$(9,694,544)
Net loss per common share:
Basic	$(0.13)	$(0.21)	$(0.17)	$(0.28)
Diluted	$(0.13)	$(0.21)	$(0.17)	$(0.28)

Weighted average shares outstanding:
Basic	76,669,585	40,393,126	77,854,572	34,459,214
Diluted	76,669,585	40,393,126	77,854,572	34,459,214

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(13,106,197)	$(9,694,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,279,246	314,428
Other non-cash transactions:
Impairment of goodwill and other intangible assets	7,760,028	2,538,148
Stock and option compensation expense	974,577	3,045,249
Loss on purchase of non-convertible notes	--	174,956
Amortization of debt discounts & warrants	--	517,248
Loss on fixed assets	332,023	2,032
Accretion of debt discount	1,152,889	--
Amortization of debt issuance costs	--	116,059

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(33,824)	53,971
Prepaid expense	8,234	(104,015)
Inventories	401,146	--
Deposit	(109)	--
Accounts payable	(1,113,818)	343,692
Cash overdraft	(175,096)
Accrued liabilities	117,206	29,361
Due to Flint Telecom, Ltd.	359,690	--
Deferred revenue	--	38,388
Due from Related Parties	124,174	--
Accrued interest	241,770	396,525
Net cash used in operating activities	(1,678,061)	(2,228,501)

Cash Flows from Investing Activities:
Purchases of fixed assets	(8,532)	(329,558)
Cash assumed in acquisition of Semotus	--	83,162
Investment in notes receivable	(125,000)	--
Net cash used in investing activities	(133,532)	(246,396)

Cash Flows From Financing Activities:
Proceeds from lines of credit	16,176	--
Proceeds from related party debt	165,150	--
Proceeds from debt	805,000	2,657,000
Payments on debt	(175,000)	(305,000)
Investment from Flint Telecom Ltd.	--	(166,858)
Payments on related party debt	(50,279)
Payments on line of credit	(3,925)
Payments on lease obligations	(6,088)	(79,065)
Net cash provided by financing activities	751,034	2,106,077

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	10,807	(99,249)
Net decrease in cash	(1,049,752)	(269,571)
Cash and cash equivalents, beginning of the period	1,337,002	1,487,021
Cash and cash equivalents, end of the period	$287,250	$848,629

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months December	Ended 31,
	2009	2008
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$26,000	$85,366

Cash paid for income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Assets purchased under capital lease obligations	$--	$44,473

Conversion of notes payable and accrued interest (Note 13)	$117,263	$--

Discounts – warrants	$779,091	$--

Discounts – beneficial conversion	$141,572	$--

Payment on lease obligations through issuance of stock	36,000	--

Capitalization of accrued interest to a note payable	$190,000	$--

Due from related party satisfied with redeemable preferred stock	$384,548	$--

Deferred stock compensation	$--	$6,307,500

Acquisition of Semotus Solutions, Inc.
Accounts receivable	$--	$390,712
Prepaid expense		18,922
Goodwill		2,538,148
Accounts payable		(123,036)
Accrued liabilities		(269,367)
Deferred revenue		(192,277)
		2,363,102

Common stock issued upon conversion of notes payable and accrued interest	266,415	793,472

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Common Stock		Common Stock Issuable		Additional	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	$(450,000)	$(21,035,957)	$1,357,248
Conversion of notes payable	426,411	4,264	--	--	112,999	--	--	117,263
Beneficial conversion feature on convertible notes payable	--	--	--	--	114,786	--	--	114,786
Shares issued to consultants for services	501,515	5,015	--	--	180,546	--	--	185,561
Issuance of warrants to holders of notes payable	--		--	--	708,791	--	--	708,791
Conversion of notes payable into equity	4,063,183	40,632	(4,063,183)	(40,632)	--	--	--	--
Stock compensation expense	--	--	--	--	381,688	--	--	381,688
Stock options expense	--	--	--	--	15,609	--	--	15,609
Comprehensive Loss:	--	--	--	--	--	--	--	--
Comprehensive loss	--	--	--	--	--	(750,000)	--	(750,000)
Net loss for the three months ended September 30, 2009	--	--	--	--	--	--	(3,052,220)	(3,052,220)
Balances at September 30, 2009	76,285,811	762,858	415,454	4,154	23,599,891	(1,200,000)	(24,088,177)	(921,275)
Beneficial conversion feature on convertible notes payable	--	--	--	--	26,786	--	--	26,786
Stock payable issued, net of adjustments	350,000	3,500	(359,818)	(3,598)	(5,302)	--	--	(5,400)
Shares issued for payments of debt	150,000	1,500	--	--	34,500	--	--	36,000
Issuance of warrants to holders of notes payable	--	--	--	--	70,300	--	--	70,300
Shares issued to officers, directors, employees for vested stock compensation	1,250,000	12,500	--	--	(12,500)	--	--	--
Stock compensation expense	--	--	--	--	381,688	--	--	381,688
Stock options expense	--	--	--	--	15,432	--	--	15,432
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	(450,000)	--	(450,000)
Net loss for the three months ended December 31, 2009	--	--	--	--	--	--	(10,053,977)	(10,053,977)
Balances at December 31, 2009	78,035,811	$780,358	55,636	$556	$24,110,795	$(1,650,000)	$(34,142,154)	$(10,900,447)

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

We are headquartered in Overland Park, Kansas and operate in the United States. We operate our business through eight wholly-owned subsidiaries, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., Phone House, Inc., Wize Communications, Inc., and Digital Phone Solutions, Inc.  We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We distribute telecommunications services and products through our distribution channels.

The subsidiaries provide the following telecom services and / or distribute the following telecom products:
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

- Digital Phone Solutions, Inc. was established on January 29, 2009, and provides a suite of enhanced services solutions for IP Telephony Service Providers facilitated by the Flint network.
- Wize Communications, Inc. was established on March 30, 2009, and is a provider and master distributor of prepaid cellular and calling card products and services.

As part of our ongoing emphasis on streamlining our operations and reaching profitability, we are in the process of shutting down CVC Int’l, Phone House Inc. of Florida and Starcom Alliance.

2.           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-X.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 13, 2009.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $13,106,197 and $9,694,543 for the six months ended December 31, 2009 and 2008, respectively, negative cash flow from operating activities of $1,678,061 for the six months ended December 31, 2009, an accumulated stockholder’s deficit of $34,142,154 and a working capital deficit of $16,340,861 as of December 31, 2009.  Also, as of December 31, 2009, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

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

We recently announced significant reductions in our operating costs and are in ongoing discussions with our creditors to restructure our balance sheet and future debt payments. Management expects that the successful outcome of these discussions will allow the Company to become EBITDA positive in the short term and we have secured indicative funding commitments from investors for additional capital following the planned restructure that management believes is sufficient to fund our operating cash flow needs, before debt repayments,  for the next twelve months.

4.           Acquisition of the CHVC Acquisition Companies

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), namely: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California) (the “Acquisition Companies”), in exchange for 21,000,000 shares of our restricted common stock and $500,000 in cash at Closing and $1,000,000 in deferred payments.  As part of the closing of the transaction and in addition to the issuance of the common stock and cash paid as noted above, we also acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000.  Additionally, we issued a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000, pursuant to which we are obligated to make payments as follows: $2,333,333.33 on or before December 31, 2009; $2,333,333.33 on or before July 31, 2010, and $2,333,333.34, plus any remaining balance due on the Note on or before December 31, 2010 (the “Note”). The Note shall not bear any interest pre-default.  The Note will bear interest at eighteen percent (18%) per year for any period of time when a payment is past due. As of December 31, 2009 the Note is in default because we were not able to make the first installment payment due on or before December 31, 2009.  15,000,000 shares of CHVC restricted common stock are attached to the Note as collateral, pursuant to a Security Agreement.

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

In the six months ended December 31, 2009, $385,615 was paid to CHVC and 385,615 shares of Series C preferred stock was redeemed.  As of December 31, 2009, $935,615 had been paid to CHVC and 935,615 shares of Series C preferred stock had been redeemed by CHVC, in accordance with the agreement, as amended and as described above, leaving $864,385 to be paid to CHVC and 864,385 shares of Series C preferred stock issued and outstanding.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the previous fiscal year ended June 30, 2009 we issued 3,000,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees of the Acquisition Companies.  These shares of restricted common stock were valued at $0.38 per share.  We recorded $78,437 and $156,874 in expense in the three and six months ended December 31, 2009, respectively, related to the shares of restricted common stock granted to these executive officers and key employees.

5.           Recent Accounting Pronouncements

In September 2009, in accordance with accounting pronouncements that applies to arrangements with multiple deliverables and provides another alternative for determining the selling price of deliverables. In addition, the residual method of allocating arrangement consideration is no longer permitted under this guidance.  The guidance is effective for fiscal years beginning on or after July 15, 2010.  We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

In September 2009, in accordance with accounting pronouncements which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. It also requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

In June 2009, in accordance with accounting pronouncements for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

Management does not believe that there are any recently-issued, but not yet effective, accounting standards that could have a material effect on the accompanying financial statements.

6.           Accounts Receivable and Concentration of Credit Risk

Two customers accounted for 39% and 27% of the Company’s revenue for the three months ended December 31, 2009.  Two customer(s) accounted for 52% of our revenue for the six months ended December 31, 2009.  Three customers accounted for 44% of the accounts receivable at December 31, 2009, the largest of which accounted for 15% of the receivables.

Two customers accounted for 42% and 43% of the Company’s revenue, respectively, for the three months ended December 31, 2008. Two customers accounted for 43% and 44% of the Company’s revenue, respectively, for the six months ended December 31, 2008.  Seven customers accounted for 73% of the accounts receivable at December 31, 2008, the largest of which accounted for 25% of the receivables.

7.           Investment in Marketable Securities

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

8.           Goodwill and Other Intangible Assets

In association with the acquisition of CHVC subsidiaries, in accordance with FASB 142, “Goodwill and Other Intangible Assets”, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 4, Acquisition of the CHVC Acquisition Companies.) in the amount of $2,687,080.  We also acquired identifiable intangible assets which are the customer relationships from the CHVC Acquisition Companies.  Under SAS 141R, we engaged an independent third party appraiser to value the customer relationships and the value of these identifiable assets were deemed to be $11,400,000 as of June 30, 2009.  In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.  During the three months ended December 31, 2009, we began the process of shutting down three of the CHVC subsidiaries, CVC Int’l, Phone House Inc. of Florida and Starcom Alliance.  Consequently, we performed an evaluation of the fair values of all of the CHVC subsidiaries during the three months ended December 31, 2009 and determined that the goodwill was impaired in the amount of $7,760,028, which is primarily associated with the disposition of CVC Int’l, Phone House Inc. of Florida and Starcom Alliance.

During the three and six months ended December 31, 2008, in accordance with FASB 142, “Goodwill and Other Intangible Assets” we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009. The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition in the amount of $2,538,148, and was mainly associated with the Hiplink family of products.

9.           Related Party Transactions

Loans:
We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from a number of third parties, including related parties, as follows.

We have a number of loans outstanding from Mr. Butler, one of our board members, for which we issued various promissory notes, convertible promissory notes, warrants and shares of restricted common stock to him as consideration. As of December 31, 2009, the total outstanding balance on all of Mr. Butler’s loans was $4,100,000.  We executed a settlement agreement with Mr. Butler on December 31, 2009 related to the restructuring of this debt into Shares of Series E Convertible Preferred Stock; See Note 19, “Subsequent Events” for more detail.

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), (the “Acquisition Companies”) and 15,000,000 shares of CHVC’s restricted common stock, in exchange for 21,000,000 shares of our restricted common stock, $500,000 in cash at Closing, a $7,000,000 promissory note and $2,500,000 in deferred payments. See Note 4 for more details on this transaction.  Bill Burbank, our President and Chief Operating Officer at the time, was and still currently remains the President and Chief Executive Officer of CHVC.  As of December 31, 2009, $7,886,981 was due and owing to CHVC. Additionally, during the six months ended December 31, 2009, Mr. Burbank loaned $40,000 to us.  This loan bears no interest or contains any additional cash fees.  This loan is due on demand by Mr. Burbank.   The balance of the loan as of December 31, 2009 was $40,000.

Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, and Mr. Butler, one of Flint’s board members, has a loan balance of $109,959 at December 31, 2009.  During the six months ended December 31, 2009, Flint Telecom Ltd. assigned a portion, $141,850, of its $202,500 promissory note to a number of unrelated third parties.  See Note 12 for more details on this transaction. This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.  The loan includes charges for management fees earned by Flint Telecom, Ltd.  The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us.   The loan is for working capital needed for our operations. Flint Telecom, Ltd. was also issued warrants on September 30, 2008 exercisable into 1,202,500 common shares at $0.50 per share which expire on September 30, 2011. Flint Telecom, Ltd. also has a direct equity investment in us.

During the six months ended December 31, 2009, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  As of the date of this filing, this note has not yet been repaid and Mr. Keaveney is entitled to one additional $10,000 payment for a total of $95,000.

10.           Capital Leases

We have acquired $819,025 in equipment through capital lease obligations primarily for computer and telephony equipment.  During the three months ended December 31, 2009, as part of our debt restructuring plan, we renegotaited the terms of our capital lease with our equipment vendor, which resulted in the disposal of certain assets under this agreement and the restructure of the payment terms for the remaining equipment. The future minimum payments under these capital leases are $222,500 for the remainder of fiscal 2010, $210,000 in fiscal 2011 and $260,891 in fiscal 2012.  The lease terms expire from November 2010 to June 2011.  The interest rates range from 9.1% to 21.8%.

11.           Accounts Payable

Accounts payable at December 31, 2009 were $4,026,450.  Six vendors accounted for 51% of the payables at December 31, 2009, the largest of which accounted for 15% of the payables.  Accounts payable at June 30, 2009 were $5,140,268.  Three vendors accounted for 53% of the payables at June 30, 2009, the largest of which accounted for 31% of the payables.

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

12.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2%of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of December 31 2009, we owed $2,000,000 under the Thermo line of credit.

The first principal payment was due to Thermo on September 30, 2009 and as of December 31, 2009, payment has not been made. Therefore, as of December 31, 2009 we were in default and the total balance has therefore been classified as a current liability.  However, management has subsequently reached an agreement with Thermo to extend and restructure the terms of this line of credit, and Flint is therefore no longer in default as of the date of the filing of this quarterly report; see Note 19, “Subsequent Events”.

Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

We had a second line of credit with the Ulster Bank of Ireland in the amount of €800,000, which had a total value as of December 31, 2009 of approximately $1,152,480. As of December 31, 2009, Mr. Butler repaid this line of credit on our behalf, and the amount repaid was restructured into the Series E Convertible Preferred Shares that were subsequently issued to Mr. Butler, See Note 19, “Subsequent Events”.

13.           Promissory Notes and Convertible Promissory Notes

During the three months ended December 31, 2009, we issued $665,150 principal amount of promissory notes, some with warrants attached and some with shares of restricted common stock.  During the six months ended December 31, 2009, we issued $920,150 principal amount of promissory notes, some with warrants attached and some with shares of restricted common stock.  During the six months ended December 31, 2009 we restructured $540,000   principal amount of promissory notes into U.S. Dollar Convertible Promissory Notes issued with warrants, and restructured $91,850 principal amount of promissory notes originally issued to Flint Telecom, Ltd. into convertible notes, which were assigned to third parties and converted into 334,000 shares of restricted common stock. Substantially all of the proceeds have been used for the expansion of our business, including capital expenditures and working capital.

During the three months ended December 31, 2008, we issued $250,000 principal amount of Promissory Notes, principal amount of U.S. Dollar Convertible Promissory Notes.

As of December 31, 2009, $7,147,976 principal amount of a promissory note issued to CHVC, $3,331,783 principal amount of other promissory notes, some issued with warrants and some with shares of restricted common stock, $121,500 principal amount of U.S. Dollar Convertible Promissory Notes, $2,619,530 principal amount of U.S. Dollar Convertible Promissory Notes issued with warrants, were outstanding.

Promissory Notes:
During the three months ended December 31, 2009, the following promissory notes were issued by Flint:
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

On October 28, 2009 we were loaned $230,000 and we issued a promissory note in the amount of $260,000 including accrued interest of $30,000, due and payable on or before December 28, 2009; Flint has been unable to make this payment. See Note 19, “Subsequent Events”; we received a notice of default on March 2, 2010.

As of December 31, 2009, we had a total of $3,331,783 worth of principal amounts outstanding under various promissory notes issued to approximately 10 individuals and entities, with interest rates ranging from 0% to 15%, to be repaid between 30 September 2009 and 30 September 2011.  None of the principal under these notes has been repaid as of December 31, 2009 and all of these notes are currently in default. Upon default, the Note holders may declare their notes immediately due and payable and demand payment of all principal and the note holders may proceed to collect such amounts.

Management is in continuing discussions to restructure these notes with all of the above note holders as part of our balance sheet restructuring activities and we believe we will come to a mutual agreement to either extend these notes or convert them to equity.

U.S. Dollar Convertible Promissory Notes:
On December 18, 2009 we were loaned $50,000 by an institution and we issued a $50,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of September 2010 and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which is attached hereto as Exhibit 4.1, and is incorporated herein by reference.

The other U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The Notes have a conversion price of $0.275 per share. During the three months ended September 30, 2009, $24,000in principal plus accrued interest was converted into 92,411 shares.  One Note holder, RedQuartz, having a principal amount as of December 31, 2009 of $55,500, executed an extension to September 30, 2011. The remaining $16,000 in principal is held by one note holder and was due as of December 31, 2008 and has not been repaid.  Management is negotiating an extension with this note holder and we believe that he will agree to an extension or convert the note. Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum.  Upon default, the Note holder may at any time at his option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, due and payable.

As of December 31, 2009, a total of $121,500 worth of principal in U.S. Convertible promissory notes was outstanding.

Convertible Promissory Notes issued with Warrants:

As a result of the issuance of the convertible promissory note in the three months ending December 31, 2009, the conversion prices of the already outstanding convertible promissory notes issued in the total principal amount of $1,140,000 have been adjusted to match the variable conversion price in the new note, which, as of December 31, 2009, equals $0.025 per share. Additionally, because Flint was not been able to repay a number of its other promissory notes in accordance with their existing terms and conditions, an event of default occurred on the existing convertible promissory notes and therefore the exercise price of the related warrants issued to purchase up to 4,145,454 shares of Flint’s common stock has been reduced from $0.35 per share to $0.01 per share.  Finally, additional warrants to purchase up to 1,036,363 shares of Flint’s common stock at an exercise price of $0.01 per share, having a five year term, were also issued.

As of December 31, 2009, we have $1,740,000 worth in principal amount of subordinated convertible promissory notes outstanding having an interest rate of 10% per annum, convertible at a variable conversion price, which as of December 31, 2009 is $0.09 per share, into an aggregate of 19,333,333 shares of restricted common stock, with a maturity date 18 months after the issuance dates, and warrants to purchase an aggregate of up to 5,181,817 shares of our restricted common stock at a revised exercise price of $0.01 per share, having a five year term and a cashless exercise provision.  These holders were also granted a subordinated security interest in all of our assets.  However, $600,000 worth in principal amount of these notes were held by Mr. Butler and were subsequently restructured into Shares of Series E Convertible Preferred Stock along with the remaining $879,530 Notes that did not carry this feature; see Note 19, “Subsequent Events”.  Also, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

For the three and six months ended December 31, 2009, the warrant component of the promissory notes was valued at $913,012 and $2,375,537, respectively. The value was recorded as a discount to the promissory note and $70,300 and $779,091 was expensed in the three and six months ending December 30, 2009, respectively. The following are the assumptions used for the Black Scholes calculation:

Six Months Ended December 31, 2009
Expected term (in years)	1 ½ – 3 Yrs.
Weighted average volatility	242.96% – 295.54%
Expected dividend yield	--
Risk-free rate	1.44% – 2.26%

Debt Schedule:
The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	Total	Current	Long Term: 1-3 Years
Notes payable	$1,609,560	$1,609,560	$--
Convertible notes payable	450,034	450,034	--
Line of credit	3,184,853	3,184,853	--
Notes payable – related parties	8,738,673	8,738,673	--
Convertible notes payable – related parties	1,090,914	1,090,914	--
Total:	$15,074,034	$15,074,034	$--

14.           Commitments and Contingencies

We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

15.           Stockholder’s Equity

Common Stock:
Effective December 2, 2009, as approved by our stockholders at our annual stockholders meeting, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 200,000,000.  As of December 31, 2009, we had 200,000,000 total shares of common stock authorized and 89,285,975 shares were issued and outstanding, however, 11,250,082 of these shares have not yet vested and vesting is contingent upon continued employment with the Company; these shares will not be considered issued and outstanding until the shares vest, and therefore as of December 31, 2009, 78,035,893 shares were issued and outstanding.  There is no special voting or economic rights or privileges. A small portion of the remaining unvested shares vested in January 2010 and the remaining unvested shares were cancelled due to various officer and employee resignations, See Note 19, “Subsequent Events”.

Preferred Stock:
As of December 31, 2009, 5,000,000 total shares of preferred stock were authorized. 864,385 shares of Series C preferred stock were issued and outstanding, par value $0.001. These shares are not convertible into common stock and have no voting rights. As of December 31, 2009, there are no shares of Series A or B preferred stock issued or outstanding. 302,000 shares of Series E Convertible Preferred Shares were issued in February, 2010 pursuant to a settlement agreement signed on December 31, 2009 with Michael Butler, one of our board members; See Note 19: Subsequent Events for more details.

Warrants:

We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of December 31, 2009:

Date Issued	Number of Warrants	Per Share Warrant Exercise Price		Expiration Date
11/14/05	21,000	$6.00		11/14/10
12/08/05	2,250	$5.60		12/08/10
5/16/06	140,500	$6.00		5/16/11
10/1/08	250,000	$0.40		10/01/11
10/1/08	1,752,500	$0.50		9/18/11
11/10/08	250,000	$0.50		11/10/11
6/30/09	2,181,818	$0.01	(1)	6/30/14
6/30/09	152,727	$0.275		6/30/14
8/18/09	200,000	$0.50		12/31/12
09/01/09	1,963,636	$0.01	(1)	09/01/14
10/15/09	250,000	$0.30		10/15/14
12/10/09	1,036,363	$0.01	(1)	12/10/14

All warrants are fully exercisable.

(1)
Because Flint has not been able to repay a number of its other promissory notes issued to various third parties on time and under their existing terms and conditions, an event of default has occurred and therefore the exercise price of the warrants issued to purchase up to 4,145,454 shares of Flint’s common stock has been reduced from $0.35 per share to $0.01 per share, and additional warrants to purchase up to 1,036,363 shares of Flint’s common stock were issued.

2009 Restricted Stock Plan:
The 2009 Restricted Stock Plan (the “2009 Plan”) was adopted by us and our board of directors in October 2009 and on December 2, 2009 the 2009 Plan was approved by our stockholders.  The purpose of the 2009 Restricted Stock Plan is to provide the Company’s employees, directors, officers and consultants, whose present and potential contributions are important to the success of the Company, an incentive, through ownership of the Company’s common stock, to encourage the Company’s employees, directors, officers and consultants to accept or continue in service with the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. A total of 35,000,000 shares of our common stock has been initially reserved for issuance under the 2009 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure of the Company.  As of December 31, 2009, 11,500,000 shares have been issued, of which, 1,250,000 have vested as of October 6, 2009.

The 2009 Restricted Stock Plan provides for the grant of restricted stock, subject to terms, conditions and restrictions as determined by the Board.  The Board shall have the power, from time to time, in its discretion, to select those employees, officers, directors or consultants to whom Awards shall be granted under the Plan, to determine the number of Shares to be granted pursuant to each Award, and, pursuant to the provisions of the Plan, to determine the terms and conditions of each Award (which need not be identical) including any additional restrictions applicable to such Shares, including the time or times at which the Shares shall be sellable, and to interpret the Plan's provisions, prescribe, amend and rescind rules and regulations for the Plan, and make all other determinations necessary or advisable for the administration of the Plan.  All awards shall be granted within ten years from the date of adoption of the Plan by the Board.

Stock Option Plans:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans.

The 2005 Stock Option Plan (the “2005 Plan”) was adopted by Semotus in July 2005 and in September 2005 the 2005 Plan was approved by its shareholders.  In September 2007 the 2005 Plan was amended to provide for the granting of stock options to purchase up to 1,150,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure.  The 2005 Plan expires in July 2015, ten years after its adoption.  Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee.  Incentive options granted under the Plan generally vest over three years at a rate of 33% after year one and then equally on a monthly basis over the next two years from the date of grant.  Non-qualified options granted under the Plan generally vest 100% immediately.  As of December 31, 2009, 1,163,750 options were outstanding under the 2005 Plan. See Note 16: Stock Based Compensation, for stock option activity.

The 1996 Stock Option Incentive Plan (the “Plan”) was originally adopted by Semotus in June 1996. The Plan provided for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Plan expired in June of 2006, ten years after its adoption.  As of December 31, 2009, 54,975 options remain outstanding and exercisable under the 1996 Plan.

16.           Earnings (Loss) Per Share

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

Since we incurred a net loss for the three and six months ended December 31, 2009, 12,930,818 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the three and six months ended December 31, 2008, 24,262,188 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $10,093,977 and $13,106,197, respectively, for the three and six months ended December 31, 2009.  We reported a net loss of $8,548,596 and $9,694,543, respectively, for the three and six months ended December 31, 2008.

17.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 15.

We recognize expense related to the fair value of employee stock option awards on a straight line vesting basis over the vesting period of the award. Total stock option expense recognized by us during the three and six months ended December 31, 2009 was $15,432 and $31,141, respectively.

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

Three Months Ended
Black-Scholes -Based Option Valuation Assumptions	December 31, 2009 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.57%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the three months ended December 31, 2009 based upon a closing stock price of $0.09 per share as of December 31, 2009:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2009	1,218,725	0.64	--	0.34	--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Expired	--	--	--	--	--
Outstanding at December 31, 2009	1,218,725	0.64	4.72	0.34	--
Exercisable at December 31, 2009	957,159	0.69	3.88	0.40	--

The aggregate intrinsic value of outstanding options as of December 31, 2009 was $0, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.09 market price of our common stock at December 31, 2009.

No options were exercised during the three months ended December 31, 2009 or 2008.

Restricted Common Stock:
During the three months ended December 31, 2009, 1,250,000 shares of unvested restricted common stock issued to employees under our 2009 Restricted Stock Plan vested, and we recorded approximately $381,688 and $763,374 in expense for the three and six months ended December 31, 2009, respectively, related to the vesting of these shares.  We also issued a total of 501,515 shares of restricted stock to consultants as settlements for services rendered during the six months ended December 31, 2009.  We recorded $0 and $185,561 in expense for the three and six months ended December 31, 2009, respectively, related to these shares of restricted common stock granted to these consultants.

18.           Exchange Gains and Losses

We maintain certain bank accounts denominated in Euros and as of December 31, 2009 have issued and outstanding €1,123,840 convertible notes, €100,000 in non-convertible notes payable, and a portion equal to one million dollars (USD$1,000,000) of the balance due on a $7,000,000 note must be paid through a payment of GBP£721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $10,807 loss and a $245,883 gain on translation for the three and six months ended December 31, 2009 and 2008, respectively.
19.           Subsequent Events

We have evaluated subsequent events through March 25, 2010, which is the date the financial statements were issued.

On January 29, 2010 Flint issued a $50,000 convertible promissory note to an institution with a variable conversion price of 50% of the lowest closing price for Flint’s common stock during the previous 20 trading days. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which is attached hereto as Exhibit 4.2, and is incorporated herein by reference. As a result of this issuance, the conversion prices of the outstanding convertible promissory notes issued in June and September 2009, having a total combined principal amount of $1,140,000, have been adjusted to match the above variable conversion price calculation, which, as of the date of this filing, equals $0.02 per share and could result in a maximum total potential issuance of 57,000,000 shares. However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any one point in time.

On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per month, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which is attached hereto as Exhibit 4.3, and is incorporated herein by reference.

On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per month with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which is attached hereto as Exhibit 4.4, and is incorporated herein by reference. SEL is a related party due to the fact that SEL is controlled by Mr. Butler, one of our board members.

Resignation of Certain Officers
In order to pursue other interests, effective February 4, 2010, Steve Keaveney resigned as the Chief Financial Officer and as a Director, and Tali Durant resigned as Chief Legal Officer and Corporate Secretary of Flint Telecom Group, Inc. (the “Company”).  Both Mr. Keaveney and Ms. Durant have been retained as consultants.  Also effective February 4, 2010, John Iacovelli resigned as the Chief Technology Officer and Jose Ferrer resigned as the Vice President of Business Development of the Company.  Vincent Browne, the CEO of the Company, has been appointed to serve as CFO and Corporate Secretary for the foreseeable future.

Additionally, Bill Burbank resigned as the President and Chief Operating Officer of the Company, effective February 4, 2010.  In connection with Mr. Burbank’s resignation, the Company entered into a Separation Agreement with Mr. Burbank (the “Separation Agreement”), effective February 5, 2010.  The Separation Agreement provides that Mr. Burbank will be paid an aggregate of approximately $150,000 in cash and $495,000 worth of shares of restricted common stock, consisting of:
•	payment for past wages owed, of approximately $45,785;
•	repayment for various loans made to the Company, in the amount of $100,000;
•	reimbursement for approved expenses in an amount that has yet to be determined;
•	all such cash payments as listed above shall be paid in the future as funds become available;
•
acceleration of 1,500,000 shares of his unvested restricted stock and the grant and issuance of 4,000,000 additional shares of immediately vested restricted common stock, for a total of 5,500,000 shares of restricted common stock.  The closing price of our common stock on February 5, 2010 was $0.09 per share, and therefore the total fair market value of these shares as of February 5, 2010 was $495,000.

Resignation of Certain Directors
Effective February 4, 2010, Bill Burbank resigned as a Director.
Effective February 17, 2010, Anthony LaPine resigned as the Chairman of the Board of Flint, and Robert Lanz resigned as a Director and as Chairman of the Audit Committee.  In connection with Mr. Lanz’s resignation, the Company issued Mr. Lanz 200,000 shares of restricted common stock.  Vincent Browne, the CEO of the Company, has been appointed to serve as Chairman of the Board.

Election of Director and Officer
Effective February 23, 2010, Bernard A. Fried was elected as President and Chief Operating Officer of the Company, and was appointed as a member of the Board of Directors. Flint entered into an employment agreement with Mr. Fried, effectuating the following:  (i) Mr. Fried’s title is President and COO of Flint; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The foregoing description of Mr. Fried’s Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
The following is a description of the business experience of Mr. Fried for at least the past five years:

Bernard A. Fried, age 64. Mr. Fried currently serves as managing member of FCI Companies, LLC, a successor company to Fried Consulting, Inc.  Previously, he served as Vice President and Managing Director of Condado Group, Inc., a customer relationship management and call center consulting firm.  Prior to joining Condado Group, Mr. Fried was President of Fried Consulting, Inc, a call center and telecommunications consulting firm.  During his career, he has held numerous executive positions in the call center, telecommunications, and biometric industries.
Mr. Fried currently also serves on the Board of Directors of the United States Internet Industry Association, and is a former board member of Ascent (which merged into Comptel), one of the primary associations for the wholesale telecommunications industry.  Mr. Fried also currently teaches management and leadership courses in the School of Professional and Graduate Studies at Baker University in Kansas.  Mr. Fried received his MBA, with distinction, from Pace University in New York.

Michael Butler Debt Restructure
Subject to an agreement that was executed December 31, 2009 that became effective February 5, 2010 we executed a settlement agreement with Mr. Butler in which all of Mr. Butler’s loans to Flint were cancelled in exchange for 302,000 shares of Series E preferred stock of Flint, valued at €10.00 per share, having the following material terms:
1.	Yielding a 14% annual dividend payment, payable monthly in Euros, from February 28, 2010;

2.	Convertible at any time into that number of shares of Common Stock as is determined by the quotient of (i) €10.00 over (ii) the Conversion Price in effect at the time of conversion.

a.	The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $0.275 per Common Share

b.	Market Price means the average closing price of Flint’s common stock over the twenty trading days preceding the conversion request date

c.	The common stock issued at the time of conversion will be restricted stock and subject to SEC 144 Rule

d.	Based on the minimum conversion price, Mr. Butler would receive 10,981,818 shares of common stock if all preferred shares were converted into common stock.

3.	The Preference Shares will be transferable at Mr. Butler’s discretion, after giving Flint a right of first refusal;

4.	A penalty rate of 0.5% per month on the total amount outstanding will apply for dividend payments that are more than 10 days late, and will continue to apply until default payments are caught up.

The foregoing description of the Settlement Agreement and Certification of Designation of Series E Preferred Stock are qualified in their entirety by reference to the full text of those agreements, which were attached to an SEC Form 8-K that was filed on February 11, 2010.

Thermocredit Line of Credit Restructure
Flint management and Thermo have reached an agreement to extend and restructure the terms of the Thermo line of credit, and Flint is therefore no longer in default as of the date of the filing of this quarterly report.  An amendment to the existing line of credit agreement is currently being formalized and will be publicly disclosed once it has been fully executed by both parties.

Legal Proceedings.
On February 9, 2010 Mr. Thomas Davis and the Davis Group (“Davis”) filed a complaint against us in the United States District Court for the Southern District of New York.  This suit alleges three causes of action for payment due under certain promissory notes issued, and four causes of action for breach of contract.  The Complaint claims that we failed to make payments as they became due under a number of promissory notes issued by us to Davis and under other loans made by Davis to Flint. Davis seeks damages in the total amount of $1,325,000 plus interest, attorney’s fees and costs.  We have not responded to this complaint and expect summary judgment to be entered. However, Mr. Davis is in active discussions with management to restructure the amounts due to him and management is confident that a successful resolution will come from these discussions.

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

OVERVIEW
Management’s objective for the three and six months ended December 31, 2009 was to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We continued our focus on growing our prepaid card business which resulted in increased gross margins for the period. We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business.

In the three months ended December 31, 2009, we had a net loss of $10,053,977 ($0.13 per share basic and diluted), as compared to a net loss of $8,548,596 ($0.21 per share basic and diluted) in the three months ended December 31, 2008. We had a net loss of $13,106,197 ($0.17 per share basic and diluted) in the six months ended December 31, 2009, as compared to a net loss of $9,694,544 ($0.28 per share basic and diluted) in the six months ended December 31, 2008.  The increase in the losses year on year was a direct result of a one time Goodwill impairment charge of $7,760,028 along with some other exceptional operational costs relating to the ceasing of non-profitable businesses, in February 2010, that were acquired as part of the CHVC transaction in 2009. Management felt it prudent to revalue the businesses acquired in 2009 at this time based on this action. Without this charge the net loss would have been $2,402,216 for the three months and  $5,345,145 for the six months ended December 31, 2009. Our overall cash decreased by $1,049,752 in the six months ended December 31, 2009, compared to a decrease by $638,392 in the six months ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

REVENUES

Revenues for the three months ended December 31, 2009 increased 337% to $10,884,061 as compared to $2,492,602 for the three months ended December 31, 2008.  Revenues for the six months ended December 31, 2009 increased 378% to $25,388,916 as compared to $5,292,173 for the six months ended December 31, 2008.
 This increase is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) and successful launch and growth of our prepaid calling products business.

COST OF REVENUES AND GROSS MARGIN

The overall gross margin has improved in the three and six months ended December 31, 2009 versus 2008 due to the launch of our own branded calling cards through one of our subsidiaries, Wize Communications.  Our own brand calling cards enable us to increase margin by selling our high margin products through our existing strong distribution channels.

OPERATING EXPENSES

Operating expenses decreased to $1,901,876 in the three month period ended December 31, 2009 versus $4,200,888 for the same period in the last fiscal year, and decreased 5% to $4,480,941 in the six month period ended December 31, 2009 versus $4,711,694 for the same period in the last fiscal year.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs have decreased during the three and six months ended December 31, 2009 versus 2008 due to cost savings that have been achieved by the business following the full integration of the six companies acquired from China Voice Holding Company.

The non-cash charges for compensation consist mainly of the grants of stock issued as part of settlements for services rendered.  The common stock issued was valued at its fair market value at the date of issuance and do not represent any cash payments.

INTEREST EXPENSE

The $765,790 and $1,948,029 for the three and six months ended December 31, 2009, respectively, in  interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar. The amount of interest charges related to accounting for debt discounts that did not involve the payment of cash amounted to $1,152,889.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash decreased by $1,049,752 for the six months ended December 31, 2009 due to a continued loss from operations, and delays in the private offerings that only partially closed during 2009, and which we previously expected to fully close prior to December 31 2009. We were able to cover some of the cash loss through proceeds from convertible and additional promissory note issuances.  The sources and uses of cash are summarized as follows (unaudited):

	Six Months Ended December 31,
	2009	2008
Net cash used in operating activities	$(1,678,061)	$(2,228,501)
Net cash used in investing activities	(133,532)	(246,396)
Net cash provided by financing activities	751,034	2,106,077
Net cash used in foreign currency activities	(10,807)	(99,249)
Net increase (decrease) in cash and cash equivalents	(1,049,752)	$(269,571)

During the six months ended December 31, 2009, cash used in operating activities was $1,678,061 resulting from a gross profit of $1,387,419 and operating expenses of $4,480,941. The loss included non cash charges for stock and option compensation, accretion of debt discount of $974,577 and $1,152,889 respectively.

Other operating activities that increased cash were a decrease in accounts receivable of $33,824, decrease of prepaid expenses of $8,234, reduction in Inventory of $401,146 and accrued interest of $241,770.  Operating activities that a decrease included a decrease in cash overdraft of $100,842 and a decrease in accounts payable of $1,113,818.

Cash provided by financing activities for the six months ended December 31, 2009 consisted of the sale of short term promissory notes, which provided $175,096 in cash, and from our line of credit in the amount of $16,176.  Cash used in financing activities for the six month ended December 31, 2009 consisted of repayment of $225,279 to various promissory note holders.

$10,801of cash was used in foreign currency transactions related to exchange losses on convertible notes payable during the six months ended December 31, 2009 and $245,883 was used in the six months ending December 31 2008.

As of December 31, 2009, we had cash and cash equivalents of $287,250, a decrease of $1,049,752 from the balance at June 30, 2009, which was $1,337,002.  Our working capital deficit increased as of December 31, 2009 to ($16,340,861) as compared to a working capital deficit of ($10,221,559) at June 30, 2009.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash balances and our operating costs in order to maintain an adequate level of cash.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment.  A stipulation for judgment was filed by Carmel Solutions, Inc. (Carmel) in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009.

We are also a defendant in a pending legal proceeding filed by AT&T on December 11, 2009 in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The Complaint claims that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T seeks an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.

However, because Thermocredit has a first priority secured interest against all of Flint’s assets, Flint expects that Thermocredit will stop the actual collection on any of these judgments, and management hopes to be able to negotiate with these plaintiffs and come to a reasonable settlement.

We are also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, we believe that liabilities arising from these matters will not have a material adverse effect on the consolidated results of our operations or financial position.

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 2009, we issued 500,000 shares of restricted common stock to certain consultants, as part of their compensation for services rendered or settlement for payments owed. Additionally, 1,250,000 shares previously issued to certain employees vested on October 6, 2009.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our Annual Meeting of Stockholders on December 2, 2009, for the purpose of (1) electing six directors, (2) ratifying the appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending June 30, 2010, (3) approving an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, and (4) approving our 2009 Restricted Stock Plan. The following summarizes the voting results:

ITEM (1). Stockholders elected Anthony N. LaPine, Vincent Browne, Bill Burbank, Stephen Keaveney, Robert Lanz and Michael Butler each until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The vote for each director was as follows:

Directors	Votes For	% of Shares Voted For	Votes Withheld	% of Votes Withheld
Anthony N. LaPine	55,899,164	95.25%	2,791,119	4.75%
Vincent Browne	55,995,152	95.41%	2,695,131	4.59%
Bill Burbank	58,604,928	99.86%	85,355	0.14%
Stephen Keaveney	55,994,896	95.41%	2,695,387	4.59%
Robert Lanz	58,613,584	99.87%	76,699	0.13%
Michael Butler	55,995,021	95.41%	2,695,262	4.59%

ITEM (2). The appointment of L.L. Bradford & Company as the Company's independent accountants for the fiscal year ending June 30, 2010 was approved.  The vote was as follows:

Votes For	% of Shares Voted For	Votes Against	Votes Abstained	Broker Non-Votes
58,624,203	99.88%	61,767	4,312	--

ITEM (3).  An amendment to our Articles of Incorporation to increase the Company’s total authorized shares of common stock from 100,000,000 to 200,000,000 was approved.  The vote was as follows:

Votes For	% of Shares Voted For	Votes Against	Votes Abstained	Broker Non-Votes
55,670,110	94.85%	3,018,062	2,111	--

ITEM (4). Stockholders voted to approve our 2009 Restricted Stock Plan.  The vote was as follows:

Votes For	% of Shares Voted For	Votes Against	Votes Abstained	Broker Non-Votes
54,676,547	95.37%	2,651,297	989	1,361,450

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location
3.1	Certificate of Amendment to Articles of Incorporation dated January 22, 2010.	Filed electronically herewith.
3.2	Certificate of Designation of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 11, 2010.
4.1	$50,000 Convertible Promissory Note issued on December 18, 2009.	Filed electronically herewith.
4.2	$50,000 Convertible Promissory Note issued on January 29, 2010	Filed electronically herewith.
4.3	$58,000 Convertible Promissory Note issued on March 8, 2010.	Filed electronically herewith.
4.4	$40,000 Convertible Promissory Note issued on March 12, 2010.	Filed electronically herewith.
4.5	$51,000 Promissory Note issued on October 6, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10Q filed on November 23, 2009.
4.6	$250,000 Promissory Note issued on October 20, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10Q filed on November 23, 2009.
4.7	250,000 Warrants issued on October 20, 2009.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10Q filed on November 23, 2009.
4.8	$260,000 Promissory Note issued on October 28, 2009.	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10Q filed on November 23, 2009.
10.1	Settlement Agreement by and among Flint Telecom Group, Inc. and Michael Butler.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 11, 2010.
10.2	Settlement Agreement by and among Flint Telecom Group, Inc. and Bill Burbank dated February 4, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2010.
10.3	Employment Agreement by and among Flint Telecom Group, Inc. and Bernard A. Fried dated February 23, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2010.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: March 25, 2010             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                         Officer (Principal Financial Officer)