Form 10-Q
period 2010-03-31
FLINT TELECOM GROUP INC.
filed 2010-05-24
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
 As of May 12, 2010, the Issuer had 104,423,933 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,885	$1,337,002
Accounts receivable, net of allowance for doubtful accounts of $469,852
for March 31, 2010 and $205,397 for June 30, 2009	1,067,657	2,585,875
Notes receivable	--	125,000
Inventories	494,394	886,512
Investment in marketable securities	1,200,000	2,700,000
Due from Flint Telecom, Ltd.	--	258,731
Due from related parties	--	124,174
Prepaid expenses and other current assets	--	8,724
Current assets	2,770,936	8,026,018

Fixed assets:
Equipment	1,930,975	1,851,830
Capitalized leases – equipment	194,839	819,025
Total fixed assets	2,125,814	2,670,855
Less: accumulated depreciation	(1,765,064)	(687,776)
Net fixed assets	360,750	1,983,079

Deposit	3,200	3,149
Goodwill	--	2,687,080
Other intangible assets, net	--	10,587,115
Other assets	250,200	--
Total assets	$3,385,086	$23,286,441

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable – trade	$3,361,226	$5,140,268
Cash overdraft	59,034	175,096
Other accrued liabilities	414,545	215,898
Accrued interest payable	919,895	545,938
Lease obligations – current	653,309	601,275
Lines of credit	2,034,490	3,143,962
Notes payable	1,600,292	1,525,886
Notes payable – related parties, net of discount	8,589,607	5,440,232
Convertible notes payable, net of discount	989,765	115,000
Convertible notes payable – related parties, net of discount	98,000	94,062
Preferred convertible note payable – related party, net of discount	2,575,551	--
Due to Flint, Ltd.	48,435	--
Redeemable preferred stock	21,575	1,250,000
Total current liabilities	21,365,724	18,247,617

Convertible notes payable – long term - due to related parties, net of discount	--	542,004
Notes payable due to related parties – long term	--	3,021,865
Lease obligations - long-term	--	117,707
Total liabilities	21,365,724	21,929,193

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized: 21,575 Series C issued and outstanding at March 31, 2010, 1,250,000 Series C issued and outstanding at June 30, 2009; 302,000 Series E issued and outstanding at March 31, 2010, 0 Series E issued and outstanding at June 30, 2009	--	--
Common stock: $0.01 par value; 200,000,000 authorized, 89,820,958 issued and 88,820,958 outstanding at March 31, 2010, 71,294,702 issued and outstanding at June 30, 2009	888,210	712,947
Common stock issuable	112,556	44,786
Additional paid-in capital	25,620,676	22,085,472
Accumulated other comprehensive loss	(1,950,000)	(450,000)
Accumulated deficit	(42,652,080)	(21,035,957)
Total stockholders' equity (deficit)	(17,980,638)	1,357,248
Total liabilities and stockholders’ equity (deficit)	$3,385,086	$23,286,441

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	$5,025,631	$11,220,472	$30,414,547	$17,432,765

Cost of revenues	4,862,094	10,865,903	28,863,591	17,416,783

Gross profit	163,537	354,569	1,550,956	15,982

Operating expenses:
General and administrative:
Consultants	--	54,951	35,152	626,505
Bad debt expense	211,402	--	500,642	--
Salaries and payroll related expense	383,173	362,395	1,408,544	947,801
Management fee to Flint Telecom, Ltd.	200,000	--	450,000	286,205
Stock compensation and option expense:
Directors and officers	1,062,292	341,001	1,761,684	3,322,169
Consultants	474,600	--	660,161	--
Employees	(28,374)	103,947	61,250	167,029
Depreciation and amortization expense	27,749	64,967	1,306,995	379,338
Other	54,081	534,599	681,436	975,225
Total operating expenses	2,384,923	1,461,860	6,865,864	6,704,272

Operating loss	(2,221,386)	(1,107,291)	(5,314,908)	(6,688,290)

Other income (expense)	(37,770)	1,279,657	574	1,131,956
Interest expense	(1,005,549)	(465,644)	(2,953,710)	(1,626,598)
Loss on disposal of fixed asset	--	--	(332,023)	--
Foreign exchange	160,787	--	149,980	--
Discontinued operations, net of tax	--	(953,017)	--	(1,219,759)
Impairment of goodwill and other intangible assets	(4,455,172)	--	(12,215,200)	(2,538,148)
Impairment of fixed assets	(950,836)	--	(950,836)	--
Net loss	$(8,509,926)	$(1,246,295)	$(21,616,123)	$(10,940,839)
Net loss per common share:
Basic	$(0.10)	$(0.02)	$(0.27)	$(0.24)
Diluted	$(0.10)	$(0.02)	$(0.27)	$(0.24)

Weighted average shares outstanding:
Basic	82,622,085	66,453,447	78,732,539	44,951,130
Diluted	82,622,085	66,453,447	78,732,539	44,951,130

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(21,616,123)	$(10,940,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,306,995	379,338
Other non-cash transactions:
Impairment of goodwill and other intangible assets	12,215,200	2,538,148
Stock and option compensation expense	2,483,095	3,489,198
Loss on purchase of non-convertible notes	--	174,956
Amortization of debt discounts & warrants	1,576,379	610,565
Loss on disposal of fixed assets	332,023	2,032
Impairment of fixed assets	950,836	--
Gain on disposal of Semotus	--	(1,639,767)
Amortization of debt issuance costs / beneficial conversion feature	352,786	116,059

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	1,518,218	(429,410)
Prepaid expense	8,724	(181,661)
Inventories	392,118	--
Deposit	(51)	--
Accounts payable	(2,883,279)	1,235,492
Cash overdraft	(116,062)	--
Other accrued liabilities	198,647	606,118
Net due from Flint Telecom, Ltd.	587,166	--
Deferred revenue	--	--
Accrued interest	640,372	652,344
Net cash used in operating activities	(2,052,956)	(3,387,428)

Cash Flows from Investing Activities:
Purchases of fixed assets	(8,532)	(351,305)
Cash assumed in acquisition of Semotus	--	(419,932)
Increase in notes receivable	(125,200)	--
Net cash used in investing activities	(133,732)	(771,237)

Cash Flows From Financing Activities:
Proceeds from lines of credit	18,293	--
Proceeds from related party debt	370,550	150,000
Proceeds from debt	855,000	3,526,060
Payments on debt	(175,000)	(25,000)
Investment from Flint Telecom Ltd.	--	(9,702)
Payments on related party debt	(50,279)	--
Payments on line of credit	(3,925)	--
Short term notes repaid	--	(886,000)
Proceeds from the offering	--	420,000
Payments on lease obligations	(6,088)	(98,558)
Net cash provided by financing activities	1,008,551	3,076,800

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	(149,980)	(81,697)
Net increase (decrease) in cash	(1,328,117)	(1,163,562)
Cash and cash equivalents, beginning of the period	1,337,002	1,487,021
Cash and cash equivalents, end of the period	$8,885	$323,459

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
	Nine Months March	Ended 31,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$26,000	$199,134

Cash paid for income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Assets purchased under capital lease obligations	$--	$44,473

Conversion of notes payable and accrued interest (Note 13)	$127,263	$--

Discounts – warrants	$779,091	$1,132,869

Discounts – beneficial conversion	$352,786	$474,433

Payment on lease obligations through issuance of stock	$36,000	$--

Capitalization of accrued interest to a note payable	$266,415	$--

Due from related party satisfied with redeemable preferred stock	$1,228,424	$--

Transfer of due from Flint Telecom, Ltd. to notes payable	$280,000	$--

Deferred stock compensation	$--	$4,410,468

Common stock issued upon conversion of notes payable and accrued interest	$--	$2,267,755

Purchase of marketable securities	$--	$8,500,000

Acquisition of Semotus Solutions, Inc.:
Cash	--	$83,171
Accounts receivable	--	390,712
Prepaid expense	--	18,922
Goodwill	--	2,538,148
Accounts payable	--	(123,036
Accrued liabilities	--	(269,367
Deferred revenue	--	(192,277
	--	$2,446,273

Disposition of Semotus Solutions, Inc.:
Cash	$--	$325,851
Accounts receivable	--	143,874
Prepaid expense	--	12,876
Accounts payable	--	(46,300)
Accrued liabilities	--	(110,185)
Deferred revenue	--	(219,389)

	$--	$106,727

Acquisition of CHVC Subsidiaries:
Accounts receivable	$--	$1,979,684
Prepaid expense	--	(34,151)
Inventory	--	289,250
Fixed assets	--	252,124
Investment in marketable securities	--	3,150,000
Goodwill	--	2,687,080
Other intangible asset	--	11,525,000
Cash assumed	--	196,906
Accounts payable	--	(2,133,304)
Accrued liabilities	--	(891)
	--	17,980,000
Redeemable preferred stock	--	(1,800,000)
Cash paid	--	(1,200,000)
Note payable	--	(7,000,000)
	$--	$7,980,000

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Common Stock		Common Stock Issuable		Additional	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	$(450,000)	$(21,035,957)	$1,357,248
Conversion of notes payable	426,411	4,264	--	--	112,999	--	--	117,263
Beneficial conversion feature on convertible notes payable	--	--	--	--	114,786	--	--	114,786
Shares issued to consultants for services	501,515	5,015	--	--	180,546	--	--	185,561
Issuance of warrants to holders of notes payable	--		--	--	708,791	--	--	708,791
Conversion of notes payable into equity	4,063,183	40,632	(4,063,183)	(40,632)	--	--	--	--
Stock compensation expense	--	--	--	--	381,688	--	--	381,688
Stock options expense	--	--	--	--	15,609	--	--	15,609
Comprehensive Loss:	--	--	--	--	--	--	--	--
Comprehensive loss	--	--	--	--	--	(750,000)	--	(750,000)
Net loss for the three months ended September 30, 2009	--	--	--	--	--	--	(3,052,220)	(3,052,220)
Balances at September 30, 2009	76,285,811	762,858	415,454	4,154	23,599,891	(1,200,000)	(24,088,177)	(921,275)
Beneficial conversion feature on convertible notes payable	--	--	--	--	26,786	--	--	26,786
Stock payable issued, net of cancellations	350,000	3,500	(359,818)	(3,598)	(5,302)	--	--	(5,400)
Shares issued for payments of debt	150,000	1,500	--	--	34,500	--	--	36,000
Issuance of warrants to holders of notes payable	--	--	--	--	70,300	--	--	70,300
Shares issued to officers, directors, employees for vested stock compensation	1,250,000	12,500	--	--	(12,500)	--	--	--
Stock compensation expense	--	--	--	--	381,688	--	--	381,688
Stock options expense	--	--	--	--	15,432	--	--	15,432
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	(450,000)	--	(450,000)
Net loss for the three months ended December 31, 2009	--	--	--	--	--	--	(10,053,977)	(10,053,977)

Balances at December 31, 2009	78,035,811	780,358	55,636	556	24,110,795	(1,650,000)	(34,142,154)	(10,900,445)
Beneficial conversion feature on convertible notes payable	--	--	--	--	211,214	--	--	211,214
Shares issued to consultants for services	2,000,000	20,000	11,000,000	110,000	350,000	--	--	480,000
Shares issued for cashless exercise of warrants	1,963,636	19,637	--	--	(19,637)	--	--	--
Conversion of notes payable	571,511	5,715	--	--	4,285	--	--	10,000
Shares issued to officers, directors, employees for vested stock compensation	6,250,000	62,500	200,000	2,000	809,125	--	--	873,625
Stock compensation expense	--	--	--	--	139,688	--	--	139,688
Stock options compensation expense	--	--	--	--	15,206	--	--	15,206
Comprehensive loss:
Comprehensive loss	--	--	--	--	--	(300,000)	--	(300,000)
Net loss for the three months ended March 31, 2010	--	--	--	--	--	--	(8,509,926)	(17,980,638)
Balances at March 31, 2010	88,820,958	$888,210	11,255,636	$112,556	$25,620,676	$(1,950,000)	$(42,652,080)	$(17,980,638)

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Organization and Formation

Flint Telecom Group, Inc. (“Flint”, “We” or the “Company”), is a Nevada Corporation.  We were originally formed in 2005 as Flint Telecom, Inc., a Delaware Corporation, and started operations in April 2006 as a wholly owned subsidiary of Flint Telecom Limited, headquartered in Dublin, Ireland. Flint Telecom Limited is a holding company whose sole operating business in the United States was Flint Telecom, Inc. Flint Telecom Limited was a vehicle for the initial funding of Flint and for the development of proprietary intellectual property.

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

We are headquartered in Overland Park, Kansas and operate in the United States. We operate our business through four wholly-owned subsidiaries, Cable and Voice Corporation, Phone House, Inc., Flint Prepaid, Inc. (previously named Wize Communications, Inc.), and Digital Phone Solutions, Inc.  We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We distribute telecommunications services and products through our distribution channels.

The subsidiaries provide the following telecom services and / or distribute the following telecom products:

- Cable and Voice Corporation was established on June 1, 2008, and is a master distributor of advanced broadband products and services located in Tampa, Florida.

- Phone House, Inc. of California was established on June 12, 2001 and provides discount calling cards that enable users who purchase cards in the United States to call internationally.
- Digital Phone Solutions, Inc. was established on January 29, 2009, and provides a suite of enhanced services solutions for IP Telephony Service Providers facilitated by the Flint network.

- Flint Prepaid, Inc. (previously named Wize Communications, Inc.) was established on March 30, 2009, and is a provider and master distributor of prepaid cellular and calling card products and services.

As part of our ongoing emphasis on streamlining our operations and reaching profitability, as of March 31, 2010 we have shut down four of our other wholly owned subsidiaries: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles in the amount of $12,215,200.

2.           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-X.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 13, 2009.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $21,616,123 and $10,940,839 for the nine months ended March 31, 2010 and 2009, respectively, negative cash flow from operating activities of $2,005,556 for the nine months ended March 31, 2010, an accumulated stockholder’s deficit of $42,652,080 and a working capital deficit of $18,594,788 as of March 31, 2010.  Also, as of March 31, 2010, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

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

4.           Acquisition of the CHVC Acquisition Companies

On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), namely: CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc, Dial-Tone Communication Inc, Phone House of Florida, Inc., and Phone House, Inc. (of California) (the “Acquisition Companies”), in exchange for 21,000,000 shares of our restricted common stock and $500,000 in cash at Closing and $1,000,000 in deferred payments.  As part of the closing of the transaction and in addition to the issuance of the common stock and cash paid as noted above, we also acquired 15,000,000 shares of restricted common stock of CHVC in exchange for deferred payments totaling $1,500,000.  Additionally, we issued a Promissory Note to CHVC dated January 29, 2009, in an amount of $7,000,000, pursuant to which we are obligated to make payments as follows: $2,333,333.33 on or before December 31, 2009; $2,333,333.33 on or before July 31, 2010, and $2,333,333.34, plus any remaining balance due on the Note on or before December 31, 2010 (the “Note”). The Note shall not bear any interest pre-default.  The Note will bear interest at eighteen percent (18%) per year for any period of time when a payment is past due. As of March 31, 2010 the Note is in default because we were not able to make the first installment payment due on or before December 31, 2009.  15,000,000 shares of CHVC restricted common stock are attached to the Note as collateral, pursuant to a Security Agreement.

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

In the nine months ended March 31, 2010, $1,228,425 was paid to CHVC and 1,228,425 shares of Series C preferred stock was redeemed.  As of March 31, 2010, a total of $1,778,425 had been paid to CHVC and 1,778,425 shares of Series C preferred stock had been redeemed by CHVC, in accordance with the agreement, as amended and as described above, leaving $21,575 to be paid to CHVC and 21,575 shares of Series C preferred stock issued and outstanding.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the previous fiscal year ended June 30, 2009 we issued 3,000,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees of the Acquisition Companies.  These shares of restricted common stock were valued at $0.38 per share.  We recorded $570,000 and $712,500 in expense in the three and nine months ended March 31, 2010, respectively, related to the shares of restricted common stock granted to these executive officers and key employees. During the three months ended March 31, 2010, 2,250,000 of these shares vested and the remaining 750,000 were cancelled. We recorded approximately $167,519 in expense in the three and nine months ended March 31, 2009, related to the shares of restricted common stock granted to these executive officers and key employees

5.           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

6.           Accounts Receivable and Concentration of Credit Risk

One customer accounted for 20% of the Company’s revenue for the three months ended March 31, 2010.  Two customers accounted for 44% of our revenue for the nine months ended March 31, 2010, comprising 31% and 13% each.  Two customers accounted for 14% and 15% of the accounts receivable at March 31, 2010, for a total of 29% of the receivables.

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

8.           Goodwill and Other Intangible Assets

In association with the acquisition of CHVC subsidiaries, in accordance with accounting principles regarding goodwill and other intangible assets, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 4, Acquisition of the CHVC Acquisition Companies.) in the amount of $2,687,080.  We also acquired identifiable intangible assets which are the customer relationships from the CHVC Acquisition Companies.  Under accounting principles, we engaged an independent third party appraiser to value the customer relationships and the value of these identifiable assets were deemed to be $11,400,000 as of June 30, 2009.  In accordance with accounting principles, we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.  During the nine months ended March 31, 2010, we shut down four of the CHVC subsidiaries, CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we performed an evaluation of the fair values of all of the CHVC subsidiaries during the nine months ended March 31, 2010 and determined that the goodwill and intangible assets were impaired in the amount of $12,215,200, which is primarily associated with the disposition of CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.

During the nine months ended March 31, 2009, in accordance with accounting principles regarding goodwill and other intangible assets we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009. The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition in the amount of $2,538,148, and was mainly associated with the Hiplink family of products.

9.           Related Party Transactions

Loans:
We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from a number of other types of third parties, including related parties, as follows.

Michael Butler Debt Restructure
We had a number of loans outstanding from Mr. Butler, one of our board members as of March 31, 2010, for which we issued various promissory notes, convertible promissory notes, warrants and shares of restricted common stock to him as consideration.  As of December 31, 2009, the total outstanding balance on all of Mr. Butler’s loans were approximately $4,100,000.  Subject to an agreement that was executed December 31, 2009 that became effective February 5, 2010 we executed a settlement agreement with Mr. Butler in which all of Mr. Butler’s loans to Flint were cancelled in exchange for 302,000 shares of Series E preferred stock of Flint, valued at €10.00 per share, having the following material terms:
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

Mr. Butler has the right to rescind this agreement in the event that we should enter into a voluntary or involuntary bankruptcy.  We have therefore classified these shares of Series E Convertible Preferred as a separate line item on our Balance Sheet under current liabilities as “Preferred Convertible Note Payable –related party, net of discount”.

The foregoing description of the Settlement Agreement and Certification of Designation of Series E Preferred Stock are qualified in their entirety by reference to the full text of those agreements, which were attached to an SEC Form 8-K that was filed on February 11, 2010.

SEL Nominess:
On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which was attached as Exhibit 4.3 to our SEC Form 10Q filed on march 25, 2010.

 On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which was attached as Exhibit 4.4 to our SEC Form 10Q filed March 25, 2010. SEL is a related party due to the fact that SEL is controlled by Mr. Butler, one of our board members as of March 31, 2010.

CHVC
On January 29, 2009, we acquired six U.S. operating subsidiaries of China Voice Holding Corp. (“CHVC”), (the “Acquisition Companies”) and 15,000,000 shares of CHVC’s restricted common stock, in exchange for 21,000,000 shares of our restricted common stock, $500,000 in cash at Closing, a $7,000,000 promissory note and $2,500,000 in deferred payments. See Note 4 for more details on this transaction.  Bill Burbank, our President and Chief Operating Officer at the time, was and still currently remains the President and Chief Executive Officer of CHVC.  As of March 31, 2010, $7,092,192 was due and owing to CHVC.

Flint Telecom Ltd.
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO,  has a loan balance of $55,325 at March 31, 2010.  During the nine months ended March 31, 2010, Flint Telecom Ltd. assigned a portion, $147,175, of its $202,500 promissory note to a number of unrelated third parties.   This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.  The loan does not include charges for management fees earned by Flint Telecom, Ltd., which during the nine months ended March 31, 2010 and 2009 were $450,000 and $286,205, respectively.  $280,000 of these management fees were reclassified as note payables and assigned to third parties.  See Note 13 for more details on these transactions. The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us.   The loan is for working capital needed for our operations. Flint Telecom, Ltd. was also issued warrants on September 30, 2008 exercisable into 1,202,500 common shares at $0.50 per share which expire on September 30, 2011. Flint Telecom, Ltd. also has a direct equity investment in us.

Misc. Loans from other Officers
During the nine months ended March 31, 2010, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  As of the date of this filing, this note has not yet been repaid and Mr. Keaveney is entitled to one additional $10,000 payment for a total of $95,000. Additionally, during the nine months ended March 31, 2010, Mr. Burbank loaned $100,000 to us.  This loan bears no interest or contains any additional cash fees.  This loan is due on demand by Mr. Burbank.   The balance of the loan as of March 31, 2010 was $100,000.

Separation Agreement with Bill Burbank:
Bill Burbank resigned as the President and Chief Operating Officer of the Company, effective February 4, 2010.  In connection with Mr. Burbank’s resignation, the Company entered into a Separation Agreement with Mr. Burbank (the “Separation Agreement”), effective February 5, 2010.  The Separation Agreement provides that Mr. Burbank will be paid an aggregate of approximately $150,000 in cash and $842,500 worth of shares of restricted common stock, consisting of:
•	payment for past wages owed, of approximately $45,785;
•	repayment for various loans made to the Company, in the amount of $100,000;
•	reimbursement for approved expenses in an amount that has yet to be determined;
•	all such cash payments as listed above shall be paid in the future as funds become available;

•
acceleration of 1,500,000 shares of his unvested restricted stock and the grant and issuance of 4,000,000 additional shares of immediately vested restricted common stock, for a total of 5,500,000 shares of restricted common stock.  Additionally, 500,000 vested on January 29, 2010. The 2,000,000 previously issued shares that vested were valued at $0.38 per share (date of original grant).  The closing price of our common stock on February 5, 2010 was $0.08 per share, and therefore the additional 4,000,000 shares were valued at $320,000, for a total fair market value of these shares was $842,500.

Employment Agreement with Bernard Fried:
Effective February 23, 2010, Bernard A. Fried was elected as President and Chief Operating Officer of the Company, and was appointed as a member of the Board of Directors. Flint entered into an employment agreement with Mr. Fried, effectuating the following:  (i) Mr. Fried’s title is President and COO of Flint; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The foregoing description of Mr. Fried’s Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is attached as Exhibit 10.1 to our SEC Form 10Q filed on March 25, 2010, and is incorporated herein by reference.

10.           Capital Leases

We have acquired $819,025 in equipment through capital lease obligations primarily for computer and telephony equipment.  During the three months ended March 31, 2010 we wrote down the value of this equipment to approximately $190,000.  During the nine months ended March 31, 2010, as part of our debt restructuring plan, we renegotiated the terms of our capital lease with our equipment vendor, which resulted in the disposal of certain assets under this agreement and the restructure of the payment terms for the remaining equipment. However, as of March 31, 2010 we are currently in default because we failed to make the minimum monthly cash payments of principal and interest when due, and the entire outstanding balance of $653,309 is therefore immediately due and payable.

11.           Accounts Payable

Accounts payable at March 31, 2010 were $3,361,226.  One vendor accounted for 12% of the payables at March 31, 2010.  Accounts payable at June 30, 2009 were $5,140,268.  Three vendors accounted for 53% of the payables at June 30, 2009, the largest of which accounted for 31% of the payables.

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

12.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2% of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of March 31 2010, we owed $2,000,000 under the Thermo line of credit.

The first principal payment was due to Thermo on September 30, 2009 and as of March 31, 2010, payment has not been made. Therefore, as of March 31, 2010 we were in default and the total balance has therefore been classified as a current liability.  Flint management and Thermo have reached an oral agreement to extend and restructure the terms of this line of credit, and Flint is therefore no longer in default as of the date of the filing of this quarterly report.  An amendment to the existing line of credit agreement is currently still being formalized and will be publicly disclosed once it has been fully executed by both parties.

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

We had a second line of credit with the Ulster Bank of Ireland in the amount of €800,000, which had a total value as of December 31, 2009 of approximately $1,152,480. As of December 31, 2009, Mr. Butler repaid this line of credit on our behalf, and the amount repaid was restructured into the Series E Convertible Preferred Shares that were subsequently issued to Mr. Butler. As of March 31, 2010 the total value of this line of credit was $1,078,320 and is included in the "Preferred convertible notes payable, related party" line item in the Balance Sheet.

13.           Promissory Notes and Convertible Promissory Notes

During the three months ended March 31, 2010, we issued $148,000 principal amount of convertible promissory notes.  During the nine months ended March 31, 2010, we issued $1,068,150 principal amount of promissory notes, some with warrants attached and some with shares of restricted common stock.  During the nine months ended March 31, 2010 we restructured $540,000   principal amount of promissory notes into U.S. Dollar Convertible Promissory Notes issued with warrants, and restructured $171,850 principal amount of promissory notes originally issued to Flint Telecom, Ltd. into convertible notes, which were assigned to third parties and partially converted into 334,000 shares of restricted common stock. Substantially all of the proceeds have been used for the expansion of our business, including capital expenditures and working capital.

During the year ended June 30, 2009, we issued $7,110,743 principal amount of Promissory Notes, some with warrants and some with shares of restricted common stock, $3,661,646 principal amount of U.S. Dollar Convertible Promissory Notes and €2,322,830 principal amount of Euro Convertible Promissory Notes.

As of March 31, 2010, the following notes were outstanding: $7,092,192 principal amount of a promissory note issued to CHVC, $3,247,705 principal amount of other promissory notes, some issued with warrants and some with shares of restricted common stock, and $1,087,765 principal amount of U.S. Dollar Convertible Promissory Notes.  Additionally, we restructured $4,100,000 worth of debt owed to Michael Butler into Series E Convertible Preferred Shares; See Note 9, Related Party Transactions.

Promissory Notes:
During the nine months ended March 31, 2010, the following promissory notes were issued by Flint:
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

On October 28, 2009 we were loaned $230,000 and we issued a promissory note in the amount of $260,000 including accrued interest of $30,000, due and payable on or before December 28, 2009; Flint has been unable to make this payment. We received a notice of default on March 2, 2010.

As of March 31, 2010, we had a total of $3,247,705 worth of principal amounts outstanding under various promissory notes issued to approximately 10 individuals and entities, with interest rates ranging from 0% to 15%, to be repaid between 30 September 2009 and 30 September 2011.  None of the principal under these notes has been repaid as of March 31, 2010 and all of these notes are currently in default. Upon default, the Note holders may declare their notes immediately due and payable and demand payment of all principal and the note holders may proceed to collect such amounts.

Management is in continuing discussions to restructure these notes with all of the above note holders as part of our balance sheet restructuring activities and we believe we will come to a mutual agreement to either extend these notes or convert them to equity.

U.S. Dollar Convertible Promissory Notes:

During the three months ended March 31, 2010, SEL Nominees Ltd. (“SEL”) loaned us a total of $98,000 and we issued SEL two convertible promissory notes accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. As of March 31, 2010 the total potential number of common shares to be issued upon conversion of these notes is approximately 10,000,000. See Note 9: Related Party Transactions for more details on these notes.  Also during the three months ended March 31, 2010 Flint issued a $50,000 convertible promissory note to an institution with a variable conversion price of 50% of the lowest closing price for Flint’s common stock during the previous 20 trading days. The terms and conditions of these notes are qualified in its entirety by reference to the full text of the notes, which were attached as Exhibits 4.2, 4.3 and 4.4 to our SEC Form 10Q filed on March 25, 2010.   $10,000 worth of this note was partially converted in March of 2010 into 571,429 shares of our common stock.  Additional conversions were completed after March 31, 2010; See Note 20: Subsequent Events for more details.

During the nine months ended March 31, 2010 Flint Telecom Ltd. assigned a portion of its debt in the amount of $280,000, to certain third parties and we agreed to modify the terms of that debt into convertible promissory notes, $80,000 of which has a set conversion price of $0.04 per share and $50,000 of which has a variable conversion price of 50% of the Market Price, as defined below. Also during the nine months ended March 31, 2010 we were loaned $50,000 by an institution and we issued a $50,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of September 2010 and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. As of March 31, 2010, the total potential number of common shares to be issued upon conversion of this note is 5,000,000.  The terms and conditions of this Note is qualified in its entirety by reference to the full text of the Note, which was attached as Exhibit 4.1 to our last SEC Form 10Q filed on March 25, 2010, and is incorporated herein by reference.

The other U.S. Dollar Convertible Promissory Notes were issued from December 2007 to June 30, 2008 to approximately 50 different individuals and entities with an interest rate of 12% and maturities ranging from six months to one year. The Notes have a conversion price of $0.275 per share. One Note holder, RedQuartz, having a principal amount as of March 31, 2010 of $55,500, executed an extension to September 30, 2011. The remaining $16,000 in principal is held by one note holder and was due as of December 31, 2008 and has not been repaid.  Management is negotiating an extension with this note holder and we believe that he will agree to an extension or convert the note. Upon default, we are required to pay interest in cash to the Note holder, payable on demand, on the outstanding principal balance of the Note from the date of the default until the default is cured at the rate of the lesser of thirty percent (30%) per annum and the maximum applicable legal rate per annum.  Upon default, the Note holder may at any time at his option declare the entire unpaid principal balance of the Note, together with all interest accrued hereon, due and payable.

Convertible Promissory Notes issued with Warrants:

As a result of the issuance of the convertible promissory note in the three months ending December 31, 2009, the conversion prices of the already outstanding convertible promissory notes issued in the total principal amount of $1,140,000 have been adjusted to match the variable conversion price in the new note, which, as of March 31, 2010, equals $0.01 per share. Additionally, because Flint was not been able to repay a number of its other promissory notes in accordance with their existing terms and conditions, an event of default occurred on the existing convertible promissory notes and therefore the exercise price of the related warrants issued to purchase up to 4,145,454 shares of Flint’s common stock has been reduced from $0.35 per share to $0.01 per share.  Finally, additional warrants to purchase up to 1,036,363 shares of Flint’s common stock at an exercise price of $0.01 per share, having a five year term, were also issued.

As of March 31, 2010, we have $1,140,000 worth in principal amount of subordinated convertible promissory notes outstanding having an interest rate of 10% per annum, convertible at a variable conversion price, which as of March 31, 2010 is $0.01 per share, into an aggregate of 114,000,000 shares of restricted common stock, with a maturity date 18 months after the issuance dates, and warrants to purchase an aggregate of up to 5,181,817 shares of our restricted common stock at a revised exercise price of $0.01 per share, having a five year term and a cashless exercise provision.  These holders were also granted a subordinated security interest in all of our assets.  In accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

For the nine months ended March 31, 2010, the warrant component of the promissory notes was valued at $779,091. For the nine months ended March 31, 2010, $1,576,379 of all debt discounts related to the promissory notes was amortized and included in interest expense. The following are the assumptions used for the Black Scholes calculation:

Nine Months Ended March 31, 2010
Expected term (in years)	1 ½ – 3 Yrs.
Weighted average volatility	242.96% – 295.54%
Expected dividend yield	--
Risk-free rate	1.44% – 2.26%

Debt Schedule:
The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	Total	Current	Long Term: 1-3 Years
Notes payable	$1,600,290	$1,600,290	$--
Convertible notes payable	1,581,500	1,581,500	--
Line of credit	2,034,490	2,034,490	--
Preferred Shares – related parties	3,194,320	3,194,320
Notes payable – related parties	8,852,842	8,852,842	--
Convertible notes payable – related parties	98,000	98,000	--
Total:	$17,361,442	$17,361,442	$--

14.           Commitments and Contingencies

We are a party to various legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that any potential liabilities arising from these matters will not have a material adverse effect on our consolidated results of operations or financial position.

15.           Stockholder’s Equity

Common Stock:
As of March 31, 2010 we had 200,000,000 total shares of common stock authorized, 89,820,958 shares issued and 88,820,958 shares outstanding .  There are no special voting or economic rights or privileges. A small portion of the remaining unvested shares vested in January 2010 and the remaining unvested shares were cancelled due to various officer and employee resignations.

Preferred Stock:
As of March 31, 2010, 5,000,000 total shares of preferred stock were authorized and 21,575 shares of Series C preferred stock were issued and outstanding, par value $0.001. These shares are not convertible into common stock and have no voting rights. As of March 31, 2010, 302,000 shares of Series E Convertible Preferred Shares were issued and outstanding, convertible into a maximum potential of 10,981,818 shares of common stock and with other terms, see Note 9: Related Party Transactions for more details. As of March 31, 2010, there were no shares of Series A or B preferred stock issued or outstanding.

Warrants:

We have, as part of various debt and other agreements, issued warrants to purchase our common stock.

During the three months ended March 31, 2010, 2,454,545 warrants issued on September 1, 2009 were cashlessly exercised into 1,963,636 shares.

The following summarizes the information relating to all warrants issued and outstanding as of March 31, 2010:
Date Issued	Number of Warrants	Per Share Warrant Exercise Price		Expiration Date
11/14/05	21,000	$6.00		11/14/10
12/08/05	2,250	$5.60		12/08/10
5/16/06	140,500	$6.00		5/16/11
10/1/08	250,000	$0.40		10/01/11
10/1/08	1,752,500	$0.50		9/18/11
11/10/08	250,000	$0.50		11/10/11
6/30/09	2,181,818	$0.01	(1)	6/30/14
6/30/09	152,727	$0.275		6/30/14
8/18/09	200,000	$0.50		12/31/12
10/15/09	250,000	$0.30		10/15/14
12/10/09	545,454	$0.01	(1)	12/10/14

All warrants are fully exercisable.

(1)
Because Flint has not been able to repay a number of its other promissory notes issued to various third parties on time and under their existing terms and conditions, an event of default has occurred and therefore the exercise price of the warrants issued to purchase up to 4,145,454 shares of Flint’s common stock has been reduced from $0.35 per share to $0.01 per share, and additional warrants to purchase up to 1,036,363 shares of Flint’s common stock were issued, also exercisable at $0.01 per share. Of which, 2,454,545 have been cashlessly exercised into 1,963,636 shares.

2009 Restricted Stock Plan:
The 2009 Restricted Stock Plan (the “2009 Plan”) was adopted by us and our board of directors in October 2009 and on December 2, 2009 the 2009 Plan was approved by our stockholders.  The purpose of the 2009 Restricted Stock Plan is to provide the Company’s employees, directors, officers and consultants, whose present and potential contributions are important to the success of the Company, an incentive, through ownership of the Company’s common stock, to encourage the Company’s employees, directors, officers and consultants to accept or continue in service with the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. A total of 35,000,000 shares of our common stock has been initially reserved for issuance under the 2009 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure of the Company.  During the three months ended March 31, 2010, 6,240,000 shares were cancelled due to various employee and officer resignations, 6,000,000 shares vesting over a period of three years were issued to new officers and 13,200,000 shares with immediate vesting and 3,000,000 with three year vesting were issued to various consultants.  As of March 31, 2010, 29,510,000 shares are issued and outstanding, of which, 18,635,000 have vested.

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

Since we incurred a net loss for the three and nine months ended March 31, 2010, 62,359,000 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the three and nine months ended March 31, 2009, 24,262,188 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $8,509,926 and $21,616,123, respectively, for the three and nine months ended March 31, 2010.  We reported a net loss of $1,246,295 and $10,940,839, respectively, for the three and nine months ended March 31, 2009.

17.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 15.

We recognize expense related to the fair value of employee stock option awards on a straight line vesting basis over the vesting period of the award. Total stock option expense recognized by us during the three and nine months ended March 31, 2010 was $15,206 and $46,247, respectively.

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

Three Months Ended
Black-Scholes -Based Option Valuation Assumptions	March 31, 2010 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.57%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

 The following table summarizes the stock option transactions for the three months ended March 31, 2010 based upon a closing stock price of $0.02 per share as of March 31, 2010:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2010	1,218,725	0.64	--	0.34	--
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Expired	--	--	--	--	--
Outstanding at March 31, 2010	1,218,725	0.64	4.72	0.34	--
Exercisable at March 31, 2010	957,159	0.69	3.88	0.40	--

The aggregate intrinsic value of outstanding options as of March 31, 2010 was $0, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.02 market price of our common stock at March 31, 2010.

No options were exercised during the three months ended March 31, 2010 or 2009.

18.           Exchange Gains and Losses

 As of March 31, 2010 have issued and outstanding €3,020,000 worth of Convertible Preferred Series E shares, €100,000 in non-convertible notes payable, and a portion equal to one million dollars (USD$1,000,000) of the balance due on a $7,000,000 note must be paid through a payment of GBP£721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $160,787 gain and a $149,980 gain on translation for the three and nine months ended March 31, 2010, respectively.

19.             Subsequent Events

We have evaluated subsequent events through May 24, 2010, which is the date the financial statements were issued.

On April 22, 2010 we were loaned $40,000 by an institution and we issued a $40,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of January 22, 2011 and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. As of the date of the filing of this report, the total potential number of common shares to be issued upon conversion of this note is approximately 8,000,000 shares. The terms and conditions of this promissory note is qualified in its entirety by reference to the full text of the Note, which is attached as Exhibit 4.5, and is incorporated herein by reference.

In May of 2010, a third party institution that holds a convertible promissory note partially converted $20,000 of its $50,000 note into 3,347,339 shares.

In May of 2010 we entered into a settlement agreement with Telmage Consulting LLC (“TelSpace”) in which TelSpace has furnished to us a perpetual software license as consideration for the repayment of the $250,000 promissory note due to us from TelSpace.  The terms and conditions of this settlement agreement is qualified in its entirety by reference to the full text of the settlement agreement, which is attached as Exhibit 10.4 and is incorporated herein by reference.

Effective May 14, 2010 Michael Butler resigned as a Director.

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

OVERVIEW
Management’s objective for the three and nine months ended March 31, 2010 was to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We continued our focus on growing our prepaid card business.  We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business.

In the three months ended March 31, 2010, we had a net loss of $8,509,926 ($0.10 per share basic and diluted), as compared to a net loss of $1,246,295 ($0.02 per share basic and diluted) in the three months ended March 31, 2009. We had a net loss of $21,616,123 ($0.27 per share basic and diluted) in the nine months ended March 31, 2010, as compared to a net loss of $10,940,839 ($0.24 per share basic and diluted) in the nine months ended March 31, 2009.  The increase in the losses year on year was a direct result of a one time impairment charge of goodwill and other intangibles in the amount of $12,215,200, along with some other exceptional operational costs relating to the closing of non-profitable businesses as of March 31, 2010, that were acquired as part of the CHVC transaction in 2009.  Management felt it prudent to revalue the businesses acquired in 2009 at this time based on this action. Without this charge the net loss would have been $4,054,754 for the three months and  $9,400,923 for the nine months ended March 31, 2010. Our overall cash decreased by $1,328,117 in the nine months ended March 31, 2010, compared to a decrease by $1,163,562 in the nine months ended March 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

REVENUES

Revenues for the three months ended March 31, 2010 decreased 55% to $5,025,631 as compared to $11,220,472 for the three months ended March 31, 2009.  Revenues for the nine months ended March 31, 2010 increased 75% to $30,414,547 as compared to $17,432,765 for the nine months ended March 31, 2009. This increase is primarily due to the acquisition of the six subsidiaries of China Voice Holding, Corp. (CHVC) and successful launch and growth of our prepaid calling products business.

COST OF REVENUES AND GROSS MARGIN

While the overall gross margin decreased during the three months ended March 31, 2010 versus the three months ended March 31,2009, the overall gross margin percentage has improved substantially in the nine months ended March 31, 2010 versus 2009 due to the launch of our own branded calling cards through one of our subsidiaries, Flint Prepaid, Inc. (formerly named Wize Communications).  Our own brand calling cards enable us to increase margin by selling our high margin products through our existing strong distribution channels.

OPERATING EXPENSES

Operating expenses in the three months ended March 31, 2010 increased 63% to $2,384,923 as compared to $1,461,860 in the three month period ended March 31, 2009, and increased 2% to $6,865,864 during the nine month period ending March 31, 2010 as compared to $6,704,272 in the nine month period ended March 31, 2009.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs have decreased during the three and nine months ended March 31, 2010 versus 2009 due to cost savings that have been achieved by the business following the full integration of the six companies acquired from China Voice Holding Company.

The non-cash charges for compensation consist mainly of the grants of stock issued for services rendered.  The common stock issued was valued at its fair market value at the date of issuance and do not represent any cash payments.

INTEREST EXPENSE

Interest expense increased by 116% to $1,005,549 for the three months ended March 31, 2010 as compared to $465,644 in the three months ended March 31, 2009, and increased 82% to $2,953,710 as compared to $1,626,598 during the  nine months ended March 31, 2010 versus 2009.    Interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.   The amount of interest charges related to accounting for debt discounts that did not involve the payment of cash amounted to $336,679 and $1,579,379 for the three and nine  months ended March 31, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash decreased by $1,328,117 for the nine months ended March 31, 2010 due to a continued loss from operations, and delays in the private offerings that only partially closed during 2009, and which we previously expected to fully close prior to December 31, 2009. We were able to cover some of the cash loss through proceeds from convertible and additional promissory note issuances.  The sources and uses of cash are summarized as follows (unaudited):

	Nine Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(2,052,956)	$(3,387,428)
Net cash used in investing activities	(133,732)	(771,237)
Net cash provided by financing activities	1,008,551	3,076,800
Net cash used in foreign currency activities	(149,980)	(81,697)
Net increase (decrease) in cash and cash equivalents	---------------------------	--------------------
	$(1,328,117)	$(1,163,562)

During the nine months ended March 31, 2010, cash used in operating activities was $2,052,956 resulting from a gross profit of $1,550,956 and operating expenses of $6,865,864. The loss included non cash charges for stock and option compensation of $2,483,095 and amortization of debt discount of $1,576,379.

During the nine months ended March 31, 2009, cash used in operating activities was $3,387,428 resulting from a gross gain of $15,982 and operating expenses of $6,704,272. The loss included non cash charges for stock and option compensation and impairment of goodwill of $3,489,198 and $2,538,148, respectively.  Other non-cash expenses were depreciation and amortization of $379,338 and a loss on the purchase of notes of $174,956.

Other operating activities that increased cash during the nine months ended March 31, 2010 were a decrease in accounts receivable of $1,518,218, decrease of prepaid expenses of $8,724, reduction in inventory of $392,118 and an increase in accrued interest of $640,372.  Operating activities that decreased cash included a decrease in cash overdraft of $116,062 and a decrease in accounts payable of $2,883,279.

Cash provided by financing activities for the nine months ended March 31, 2010 consisted of the sale of short term promissory notes, which provided $1,225,550 in cash, and from our line of credit in the amount of $18,293.  Cash used in financing activities for the nine month ended March 31, 2010 consisted primarily of repayment of $225,279 to various promissory note holders.

During the nine months ended March 31, 2009, cash used in investing activities consisted of $351,305 of purchases of telephony equipment, $196,906 for the cash assumed in the acquisition of six CHVC subsidiaries and $700,000 cash consideration payment for the acquisition of the six CHVC subsidiaries.

Cash provided by financing activities for the nine months ended March 31, 2009 consisted of the sale of short term promissory notes, which provided $3,526,060 in cash and convertible notes payable in the amount of $150,000, which was offset by the repayment of some short term notes in the amount of $886,000 and payments of $98,558 on certain lease obligations..

As of March 31, 2010, we had cash and cash equivalents of $8,885, a decrease of $1,328,117 from the balance at June 30, 2009, which was $1,337,002.  Our working capital deficit increased as of March 31, 2010 to $18,594,788 as compared to a working capital deficit of $10,221,599 at June 30, 2009.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

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

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended March 31, 2010, we issued 16,000,000 shares of restricted common stock to certain consultants, as part of their compensation for services rendered and/or settlement for payments owed. Additionally, 500,000 shares previously issued to certain employees vested on January 29, 2010, the vesting of 2,000,000 shares previously issued were accelerated and 4,200,000 new shares were issued as part of officer and/or director separations.  Also, 2,454,545 warrants were cashlessly exercised into 1,963,636 shares and 571,429 shares were issued pursuant to a partial conversion of a convertible promissory note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location
3.1	Certificate of Amendment to Articles of Incorporation dated January 22, 2010.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10Q filed on March 25, 2010.
3.2	Certificate of Designation of Series E Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 11, 2010.
4.1	$50,000 Convertible Promissory Note issued on December 18, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10Q filed on March 25, 2010.
4.2	$50,000 Convertible Promissory Note issued on January 29, 2010	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10Q filed on March 25, 2010.
4.3	$58,000 Convertible Promissory Note issued on March 8, 2010.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10Q filed on March 25, 2010.
4.4	$40,000 Convertible Promissory Note issued on March 12, 2010.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10Q filed on March 25, 2010.
4.5	$40,000 Convertible Promissory Note issued on April 22, 2010.	Filed electronically herewith.
10.1	Settlement Agreement by and among Flint Telecom Group, Inc. and Michael Butler.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 11, 2010.
10.2	Settlement Agreement by and among Flint Telecom Group, Inc. and Bill Burbank dated February 4, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2010.
10.3	Employment Agreement by and among Flint Telecom Group, Inc. and Bernard A. Fried dated February 23, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2010.
10.4	Settlement Agreement by and among TelSpace and Flint Telecom Group, Inc.	Filed electronically herewith.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: May 24, 2010             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                       Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                       Officer (Principal Financial Officer)