Form 10-K
period 2010-06-30
FLINT TELECOM GROUP INC.
filed 2010-10-21
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 –K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-15569

FLINT TELECOM GROUP, INC.
(Exact Name of Registrant As Specified in Charter)
NEVADA	36-3574355
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7500 College Blvd., Suite 500, Overland Park, KS 66210
(Address of Principal Executive Offices) (Zip Code)

(913) 815-1570
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|• No |X|•

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $3,329,138.

The number of shares outstanding of the registrant’s common stock as of October 12, 2010, is as follows:

Title of Each Class	Number of Shares Outstanding
Common Stock, $0.01 par value	352,509,947

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933.

None

PART 1

Item 1 Business

Overview

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

We are headquartered at 7500 College Blvd., Suite 500, Overland Park, Kansas 66210, and our telephone number is 913-815-1570.  The address of our website is www.flinttelecomgroup.com.  Information on our website is not part of this prospectus.

We operate our business through four wholly-owned subsidiaries, Cable and Voice Corporation, Phone House, Inc., Flint Prepaid, Inc. (previously named Wize Communications, Inc.), and Digital Phone Solutions, Inc., as further described below.  We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We distribute telecommunications services and products through our distribution channels.

The subsidiaries provide the following telecom services and / or distribute the following telecom products:

- Cable and Voice Corporation was established on June 1, 2008 and is located in Tampa, Florida. The Company is a leading value-added master distributor of advanced broadband products and services to Cable, Telecommunications, Enterprise and Service Provider customers throughout the United States. The Company offers a wide range of products and services which include cable modems, cables, UPS units, AV Powerline and Homeplug adapters, Wi-Fi and cellular wireless hardware and software applications, Intelligent Telephone Adapters (ITA) and IP Telephones for VoIP services and other customer premise equipment.

 - Phone House, Inc. was established on June 12, 2001 and is located in Artesia, California. Phone House is a Master Distribution for discount calling products that enable users who purchase cards in the United States to call China, India, Mexico, Africa, South America, Brazil, Bangladesh, and other countries throughout the world at significant savings. The International calling cards may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States.
These products are currently sold through a network of over 90 private distributors. Through this network, the Company estimates that its calling products are sold through over 10,000 retail outlets in the United States, of which more than 5,000 retail outlets are located in Southern California.

- Digital Phone Solutions, Inc. was established on January 29, 2009, and is located in Overland Park, Kansas. The Company provides a suite of Enhanced IP Telephony solutions aimed primarily at Small and Medium sized enterprises in the United States. DPS delivers all the value added services that manage the entire value-chain including billing, customer care, call routing, service provisioning. Advanced features such as voicemail-delivered-to-email, free inter-office calling, and virtual phone numbers provide additional revenue opportunities. DPS enables its customers to establish reliable, feature rich and cost effective digital phone services very quickly with zero capital investment.

 - Flint Prepaid, Inc. (previously named Wize Communications, Inc.) was established on March 30, 2009, and is located in Overland Park, Kansas. Flint Prepaid is a retail focused company selling directly to end-users through  Master Distributers and Retailers. It provides Flint Telecom's own branded pre-paid calling services primarily to immigrant customers wanting to make inexpensive quality calls to their home countries.. These Flint Telecom value-based calling cards are regionalized and selectively marketed depending on the geographical area and user community.

As part of our ongoing emphasis on streamlining our operations and reaching sustainable profitability, during the fiscal year ended June 30, 2010 we shut down and disposed of four of our other wholly owned subsidiaries: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles in the amount of $12,215,200.

Following the corporate restructuring during the financial year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively referred to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities”.  See Note 24, Segment Information, for more details.

Products and Services

Through our existing operating companies, we operate in 3 key business areas:

Telecom Software, Services & Equipment: Wireless IP and telecom expense management applications to large multinational enterprises and telecom operators worldwide. Modem, cable and other telecom equipment supplies to leading cable and rural telecom operators in the United States. This area of the business focuses on the development, acquisition or licensing of VoIP technologies in both land-line and wireless environments to address the growing market in this space. This technology is aimed at both retail customers & telecom operators and focuses on specific applications that address convergent wireless IP and cellular products and services. The technology developed, acquired or licensed by this segment of the organization also supplies the rest of the business with innovative retail products, for distribution through our large network of distributors, and cost-saving expense management services provided directly to operators.

Prepaid Telecom Services: Provision and Distribution of ‘Integrated' prepaid calling and cellular products in the United States and internationally. These calling products enable users who purchase cards in the United States to call China, India, Mexico, Africa, South America, Brazil, Bangladesh, and other countries throughout the world at significant savings. The International calling cards may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States.

Subscriber Based Telecom Services: The provision of VoIP (Voice over Internet Protocol) and Cellular services aimed primarily at the Small and Medium Enterprises in the United States and internationally. We also enable Independent Cable Companies & ISPs, VARs and other service providers to deliver "own brand" white label convergent telecom services (voice, data & wireless) to their customers in addition to their existing service offerings by providing an outsourced - full service, full feature - telecom solution based on leading telecom technologies and also delivering value added services that manage the entire voice value chain for the partner such as billing, customer care, call routing, service provisioning and marketing support. Direct subscriber revenues in both landline and cellular will be achieved from both organic growth and future acquisitions.

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

•	We provide an outsourced - full service, full feature - telecom solution based on leading telecom technologies including VoIP and Wireless services.

•	We also deliver value added services that manage the entire voice value chain for the partner such as billing, customer care, call routing, service provisioning and marketing support.

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

We have different competition in each of our subsidiary companies.  The primary competitors for Cable and Voice Corporation are Motorola, Arris, Telewire,  Westel,  Comtrends, VoIP Supply, Scott Cable, Adams Global, and SMC.  In addition, some of Cable and  Voice  Corporation's  suppliers  have the ability to make direct sales to our customers.  DPS’s primary competitors are 8x8, Net2phone, Vox Communications, Singlepipe and Momentum. Flint Prepaid competes with all telecommunications carriers and suppliers that are in the prepaid calling card and wireless business.

Government Regulation

The telecommunications industry is subject to significant regulation at the national, state, local and international levels.  These regulations affect our business. Generally, in the United States, some of our products and services are subject to varying degrees of federal, state, and local regulation, including regulation by the Federal Communications Commission (FCC) and various state public utility commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing. However, they do require the filing of various reports, compliance with public safety and consumer protection standards, and the payment of certain regulatory fees and assessments.

We cannot assure that the applicable U.S. and foreign regulatory agencies will grant us the required authority to operate, will allow us to maintain existing authority so we can continue to operate, or will refrain from taking action against us if we are found to have provided services without obtaining the necessary authority. Similarly, if our pricing, and/or terms or conditions of service, are not properly filed or updated with the applicable agencies, or if we are otherwise not fully compliant with the rules of the various regulatory agencies, regulators or other third parties could challenge our actions and we could be subject to forfeiture of our authority to provide service, or to penalties, fines, fees, or other costs. We have been delinquent in certain filing and reporting obligations in the past including, but not limited to, filings with the FCC and Universal Service Fund (USF) reports and payments.  As of June 30, 2010 we believe we are current with our filing and reporting obligations.

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

Employees

As of June 30, 2010, we had 7 full time employees, none of whom are represented by a labor union. We consider our employee relations to be good, and we have never experienced a work stoppage.

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

Revenues and Assets by Geographic Area

During the years ended June 30, 2010 and 2009, 100% and 92%, respectively, of our revenue was derived from customers in the United States and 0% and 8%, respectively, from international customers. As of June 30, 2010 and 2009, none of our long-lived assets were located outside of the United States.

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. Please call 1-800-SEC-0339 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.flinttelecomgroup.com. The information on our website is neither a part of nor incorporated by reference into this report. We make available on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through a link to our reports filed on the commission’s web site from our web site. Information contained on our web site is not a part of this report.

Forward Looking Statements

Certain statements contained in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts or partnerships, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management, technical and sales personnel, changes in laws regulating telecommunications providers, changes in laws affecting the telecommunications products and services we provide. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We are headquartered in Overland Park, Kansas and lease offices and space in a number of locations. Below is a list of our leased offices and space as of June 30, 2010.

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft

17918 Pioneer Blvd. #209 Artesia, CA 90701	September 1, 2010	$47,400	(1)	Phone House, Inc. office space	1,750
3507 East Frontage Rd., Ste 190 Tampa, Fl 33607	December 31, 2012	$20,758	(2)	Cable & Voice Corp. office space	1,750

(1)      This lease is subject to increase by a maximum of 3% on September 1, 2010.
(2)     This lease is subject to increase to $21,484 in year 2011 and $22,232 in year 2012.

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

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009 in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The Complaint claims that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T seeks an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $199,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed.

We are a party to other legal proceedings filed after June 30, 2010 (See Note 24 Subsequent Events: Legal Proceedings).

Because Thermocredit has a first priority secured interest against all of Flint’s assets, Flint expects that Thermocredit will stop the actual collection on any of these judgments, and management hopes to be able to negotiate further with these plaintiffs and come to a reasonable settlement.

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

Item 4. Submission of Matters to a Vote of Security Holders

 None during the quarter ended June 30, 2010.

See Subsequent Events Note 25 for the description and results of a special meeting of shareholders held on August 10, 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol “FLTT”. From March 4, 2008 to October 2008, our common stock was traded on the OTCBB under the symbol “SMOA”.

The following tables list the high and low sales prices for our common stock for each fiscal quarter during the two preceding fiscal years.

Common Stock
Year Ended June 30, 2009	High	Low
First Quarter	$0.85	$0.40
Second Quarter	$0.65	$0.15
Third Quarter	$0.45	$0.12
Fourth Quarter	$0.55	$0.12

Year Ended June 30, 2010	High	Low
First Quarter	$0.2200	$0.1200
Second Quarter	$0.1650	$0.0900
Third Quarter	$0.0300	$0.0230
Fourth Quarter	$0.0072	$0.0038

On October 18, 2010, the last reported sale price for our Common Stock on the OTCBB was $0.0055 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of October 18, 2010, we had approximately 250 holders of record of our Common Stock. This does not reflect beneficial ownership by individuals or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our Series E Preferred Shares have a fourteen percent (14%) dividend payment, payable monthly the first payment of which was February 28, 2010.  These dividend payments have not been made to date, and therefore a penalty rate of one half of one percent (0.5%) per month on the total amount outstanding applies for dividend payments that are more than ten (10) business days late, and will continue to apply and accrue until default payments are caught up in full. Additionally, the Holders of our Series F Preferred shall be entitled to receive a fourteen percent (14%) per annum dividend payment calculated based on the Liquidation Value, payable annually, the first payment of which will be June 17, 2011.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We currently have one authorized stock option plan, the 2005 Stock Option Plan, which will terminate in July of 2015, and one restricted stock plan, the 2009 Restricted  Stock Plan.  Descriptions of the Stock Plans are located under Footnote 17.

Summary Information Concerning Stock Plans

The following table sets forth certain information relating to our stock plans as of June 30, 2010:

Equity Compensation Plan Information

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	The 2005 Stock Option Plan	1,163,750	$0.39	931,275

The following table sets forth certain information relating to our 2009 Restricted Stock Plan:

Plan Category	Plan Name	Number of securities granted but unvested	Number of securities granted and vested	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (b))
Equity Compensation plans approved by security holders	The 2009 Restricted Stock Plan	10,375,000	19,135,000	5,490,000

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2010 we issued a total of 60,340,306 shares of unregistered securities, broken down as follows: 22,000,000 shares of common stock to various consultants for services rendered, 27,051,606 shares of common stock issued to various debt holders upon conversion of convertible notes payable and 11,288,700 to AGS Capital Group, LLC. We also issued 60,000 shares of Series D convertible preferred stock, automatically convertible into a total of 6,000,000 shares of common stock in August 2010, 153,000 shares of Series F convertible preferred stock, convertible into a total of 30,600,000 shares of common stock, and 153,779.66 shares of Series G convertible preferred stock, convertible into a total of 15,377,966 shares of common stock.

We believe our offering and sale of the securities in the above transaction, made to accredited investors and certain persons outside of the United States, was exempt from registration under Section 4(2) of the Securities Act and Regulation D and Regulation S, promulgated thereunder.

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

Overview

Management’s objectives for the fiscal year ended June 30, 2010 was to consolidate operations, to increase gross margins from existing revenue streams and ensure that we had sufficient capital to execute the business plan in an extremely difficult economic and financial environment. In our third quarter ending March 31, 2010 we undertook a fundamental review of our operations and decided to cease non-profit making businesses and reduced our corporate overhead costs by approximately 66%. These closures resulted in lower gross revenues but higher gross margins and lower operating costs. We recorded one-time expenses of $12,215,200 and an equity contribution of $5,285,327 in relation to this restructuring. Throughout the financial year, we also restructured our debt resulting in a reduction of $8,854,345 in overall debt levels. We incurred a one-time charge of $5,007,702 as part of this restructuring.

In June of 2010, we entered into a $10 million reserve equity financing agreement with AGS Capital Group, LLC (AGS) that allows us to sell registered common shares in return for cash over a two year period. Our ability to require AGS to purchase our common stock is subject to various conditions and limitations, including but not limited to, the filing and declaration of effectiveness by the SEC of a registration statement covering the possible resale of the shares issued to AGS. (See Note 23 for more details).  In the meantime, given the continued financial market difficulties, we have had very limited access to capital and have been drawing funds on an as needed basis from various institutions and individuals in order to operate. These financings are predominantly in the form of convertible loans that convert into our common stock at varying discounts to the market price at the time of conversion. Given the low per share trading price of our stock during 2010, these conversions have introduced additional shares into the market place and resulted in an increase in our total issued and outstanding shares in recent times.

It is management’s aim to continue to build a sustainable, profitable business over the long term which we believe will ultimately reflect in our share price and reduce the dilution levels from ongoing funding needs. Throughout the fiscal year we have been actively engaged in seeking other potential acquisition targets to further enhance the scale, depth and profitability of the business, and we continue to work towards improving our overall operations to reduce our need for external financing.

In the fiscal year ended June 30, 2010, we had a net loss of $28,865,778 ($0.35 per share basic and diluted), as compared to a net loss of $14,562,263 ($0.31 per share basic and diluted) in the fiscal year ended June 30, 2009. The increase in our net loss was a result of the corporate and debt restructuring totaling $19,900,660. Our overall cash decreased by $1,317,583 in the twelve months ended June 30, 2010, compared to a decrease in cash of $150,019 in the fiscal year ended June 30, 2009.

 Sources of Revenue and Operating Expenses

Sources of Revenue.

Our subsidiaries produce the following telecom revenues:

Digital Phone Solutions, Inc. provides a suite of Enhanced Services solutions for IP Telephony Service Providers facilitated by the Flint network. Cable and Voice Corporation delivers quality broadband, VoIP/ digital phone and wireless products to the cable industry and service provider customers throughout the world. Phonehouse U.S.A., Inc. provides prepaid calling cards that enable users in the United States to call internationally at significant savings. Flint Prepaid sells prepaid calling cards directly to end-users through master distributors and retailers.

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

Fiscal Year Ended June 30, 2010 Compared with Fiscal Year Ended June 30, 2009.

Revenues
Revenues for the year ended June 30, 2010 decreased 0.8% to $34,060,505 as compared $34,337,063 for the year ended June 30, 2009.  This decrease is primarily due to the closure and disposal of unprofitable operations during the year. Without these disposals, revenues would have increased year on year.

Cost of Revenues and Gross Margin
The overall gross margin improved in the year ended June 30, 2010 versus 2009, from a gross loss of $658,629 in 2009 to a gross profit of $1,563,486 at June 30, 2010 on the same revenue base, an improvement of 237%. This change is primarily due to managements focus on improving margins generated from existing revenues and substituting higher margin products.

Operating Expenses
Operating expenses decreased 18% to $8,270,047 in the year ended June 30, 2010 versus $10,126,607 for the last fiscal year.  This decrease is mainly due to managements focus on cost control throughout the year and also includes some one-time restructuring costs resulting from the organizational restructuring in the quarter ending March 31, 2010. Operating expenses consists entirely of general and administrative.

Interest Expense and Foreign Exchange
The $3,457,600 for the year ended June 30, 2010 in interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.  The Company recorded a gain of $158,469 from currency transactions in the Euro and UK Pound and U.S. dollar.

Impairment of Goodwill and Intangible Assets
During the year ended June 30, 2010, we ceased operations and disposed of four operating companies. As a result of this discontinuation, we recorded one-time impairment of goodwill and intangible assets of $12,215,200, impairment of fixed assets of $1,305,735, a loss on disposal of certain fixed assets of $332,023 and accelerated stock vesting costs of $1,040,000 net of tax for the year ended June 30, 2010.

Debt Settlement Costs
As a result of the debt restructuring activities throughout the year ending June 30, 2010, debt settlement costs of $2,757,702 relating to the conversion of certain loans to Preferred Stock.

Liquidity and Capital Resources
Overall cash decreased by $1,317,583 for the year ended June 30, 2010 due to ongoing challenges in raising new capital in very difficult financial markets. We were able to cover some of the cash loss through proceeds from convertible and promissory note issuances. The sources and uses of cash are summarized as follows:

	Year Ended June 30,
	2010	2009
Net cash used in operating activities	$(2,204,283)	$(4,689,451)
Net cash used in investing activities	(126,994)	(1,724,477)
Net cash provided by financing activities	1,172,163	6,335,128
Net cash used in foreign currency activities	(158,469)	(71,109)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	$(1,317,583)	$(150,019)

During the year ended June 30, 2010, cash used in operating activities was $2,204,283 resulting from a gross profit of $1,563,486, operating expenses of $8,270,048 and non-operating expenses of $22,159,216.  The loss included non-cash charges for stock and option compensation of $3,100,916.  Other non-cash expenses were depreciation and amortization of $1,315,924 and bad debt expense of $510,572 and impairment of Goodwill and Intangible Assets of $12,215,200.

Other operating activities that increased cash were a decrease in receivables of $1,170,445, decrease in inventories of $524,728, increase of accrued liabilities of $457,306, and accrued interest of $750,372, and a decrease in prepaid expense of $8,724, which was offset by the decrease in accounts payable of $2,136,931 and cash overdraft  $174,834.

During the year ended June 30, 2009, cash used in operating activities was $4,689,451 resulting from a gross loss of $658,629 and operating expenses of $10,126,607. The loss included non-cash charges for stock and option compensation and impairment of goodwill of $4,363,951 and $2,538,148, respectively.  Other non-cash expenses were depreciation and amortization of $1,583,406 and bad debt expense of $188,707. Other operating activities that increased cash were an increase in accounts payable of $1,857,473, of accrued liabilities of $144,497, and accrued interest of $1,144,499, and a decrease in prepaid expense of $97,473, which was offset by the increase in accounts receivable of $271,184 and inventories of $597,262.

During the year ended June 30, 2010, cash used in investing activities consisted of $125,000 for an investment in a note receivable.  During the year ended June 30, 2009, cash used in investing activities consisted of $353,703 of purchases of telephony equipment, $125,000 for an increase of notes receivable, $1,200,000 cash consideration payment for the acquisition of the six CHVC subsidiaries, and $45,774 cash disposed of as part of the Semotus business disposition.

Cash provided by financing activities for the year ended June 30, 2010 consisted primarily of the sale of short term promissory notes, which provided $1,105,000 in cash, debt from related parties $370,550 which was offset by the repayment of related party debt in the amount of $50,279, the repayment of other debt in the amount of $175,000, and payments of $6,088 on certain lease obligations.

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

$158,469 of was used in foreign currency transactions related to exchange losses on convertible notes payable during the year ended June 30, 2010.  $71,109 of cash was used in foreign currency transactions related to exchange losses on convertible notes payable during the year ended June 30, 2010

As of June 30, 2010, we had cash and cash equivalents of $19,419, a decrease of $1,317,583 from the balance at June 30, 2009, which was $ 1,337,002.  Our working capital deficit increased as of June 30, 2010 to ($10,630,231) as compared to a working capital deficit of ($10,221,599) at June 30, 2009.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

We are still largely dependent on financing in order to generate cash to maintain its operations. We are currently investigating the capital markets for additional financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash balances and our operating costs in order to maintain an adequate level of cash.

As of June 30, 2010, the following table sets forth our long term known contractual obligations, aggregated by type of contractual obligation:

Contractual Obligations		Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$7,249,182	$6,650,185	$598,997	--	--
Capital Leases	781,309	375,371	405,938	--	--
Operating Leases	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP	--	--	--	--	--
Total	$8,030,491	$7,025,556	$1,004,935	--	--

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

As of June 30, 2010, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A (T). Controls and Procedure

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of Flint’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, our chief executive officer identified the following material weaknesses as of June 30, 2010.

The Company did not have adequate oversight of its disclosure controls and procedures to ensure timely and effective review of its financial accounts.  These deficiencies resulted in the delay of the filing of the Company’s Annual Report on Form 10-K for the years ended June 30, 2009 and 2010.  As a result of the material weaknesses described herein, management concluded that Flint’s internal control over financial reporting was not effective as of June 30, 2010, based on the criteria identified above.

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

(b) Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected our internal control over financial reporting. These changes occurred in the year ended June 30, 2009 and were due to the reverse merger with Semotus and the acquisition of six subsidiary companies previously owned by CHVC, which resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Flint’s accounting personnel and financial reporting procedures.

In future filings we will disclose any further change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information relating to the nominees for directors and executive officers who would continue to serve after the Annual Meeting:

Name	Age	Position
Vincent Browne	42	Chief Executive Officer, Chairman of the Board, Chief Financial Officer and Corporate Secretary
Bernard A. Fried	64	President, Chief Operating Officer and Director

_____________

There is no family relationship between any director or executive officer. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director.

 Biographies:

Vincent Browne, age 42.  Mr. Browne founded Flint Telecom, Ltd, Flint Telecom, Inc.’s parent company, in December of 2004, and Flint Telecom, Inc. was incorporated in July of 2005. Mr. Browne has been CEO of Flint Telecom, Ltd., Flint Telecom, Inc. and Flint Telecom Group, Inc. since each of their inceptions.  Mr. Browne became Chairman, CFO and Corporate Secretary in February of 2010.  Mr. Browne has over 15 years experience in the ICT sector. Prior to joining Flint, Mr. Browne founded Prime Carrier Limited (PCL) in 2000 and was its CEO. PCL provides advanced Least Cost Routing software and systems to Tier 1 operators across the globe. During his time as founding CEO at PCL, he raised over €12m in various funding rounds and successfully negotiated several multi-million dollar contracts with international customers. Prior to that, Mr. Browne worked with Siemens and Esat BT. Mr. Browne holds a BComm degree from University College Dublin.

Bernard A. Fried, age 64. Mr. Fried became our President, Chief Operating Officer and a member of the board of directors in February of 2010.  He currently also serves as managing member of FCI Companies, LLC, a successor company to Fried Consulting, Inc.  Previously, he served as Vice President and Managing Director of Condado Group, Inc., a customer relationship management and call center consulting firm.  Prior to joining Condado Group, Mr. Fried was President of Fried Consulting, Inc, a call center and telecommunications consulting firm.  During his career, he has held numerous executive positions in the call center, telecommunications, and biometric industries.   Mr. Fried currently also serves on the Board of Directors of the United States Internet Industry Association, and is a former board member of Ascent (which merged into Comptel), one of the primary associations for the wholesale telecommunications industry.  Mr. Fried also currently teaches management and leadership courses in the School of Professional and Graduate Studies at Baker University in Kansas.  Mr. Fried filed a Chapter 7 petition under the federal bankruptcy laws on April 30, 2008, which was discharged on July 22, 2008. Mr. Fried received his MBA, with distinction, from Pace University in New York.

CORPORATE GOVERNANCE INFORMATION

Code of Ethics

 We have adopted a code of ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. We have also adopted a code of ethics that applies specifically to our principal executive officer and senior financial officers.  Copies of our two codes of ethics are available on our website at www.flinttelecomgroup.com, the content of which website is not incorporated by reference into, or considered a part of, this document.

Stockholders can access our corporate governance information, including our Code of Ethics for Principal Executive Officers and Senior Financial Officers and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, at our website, www.flinttelecomgroup.com, the content of which website is not incorporated by, referenced into, or considered a part of, this document. However, due to the fact that none of our board members are considered independent, our compensation committee, nominating and corporate governance committees were not continued are not currently active; instead, the full board has taken on the responsibilities of these committees.

Meetings of the Board of Directors and Board Committees

The Board currently consists of two members. The Board held four (4) meetings during fiscal year 2010, and executed 24 unanimous consents in lieu of holding directors' meetings. Each of the directors appointed at that time attended the meeting of the Board.  During the fiscal year, as required from time to time, the non-management directors met in executive sessions without the presence of management.

Our Board has not adopted a formal policy regarding directors’ attendance at our annual meeting of the stockholders.  However, our directors are strongly encouraged to attend the Annual Meeting. Vincent Browne and Bill Burbank attended our 2009 Annual Meeting.

The Audit Committee was active until September of 2009.  The following committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are not currently active and the responsibilities of these committees have been assumed by the entire board.  This was done because none of the members of the Company’s Board is considered an “independent director” as defined by the Nasdaq Stock Market and the SEC, and therefore the Board determined that it would be in the best interests of the Company for the entire Board to assume the responsibilities of these committees instead.

Board of Directors Report

             At the time of this Report, the responsibilities of the Audit Committee were assumed by the entire Board of Directors. The Board consists of two directors who are both employees of the Company and are therefore not “independent directors” as defined under any applicable listing standards.

           However, the Board has met and held discussions with management and the independent auditors, LL Bradford & Company, LLC. As a part of this process, we have:

• reviewed and discussed the audited financial statements with management,

• discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication with Those Changes with Governance), and

• received the written disclosures and the letter from the independent auditors required by PCAOB Ethics and Independence Rule 3526 (Communication with Audit Committees Concerning Independence), and discussed with the independent auditors their independence.

             Based on the review and discussions referred to above, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for filing with the SEC.

The Board of Directors

October 18, 2010
/s/ Vincent Browne	/s/ Bernard A. Fried
Vincent Browne	Bernard A. Fried
Chairman	Director

Item 11.    Executive Compensation

The following table summarizes the total compensation paid to, earned or received by our Named Executive Officers, who are the Chief Executive Officer and the three other executive officers who received annual remuneration in excess of $100,000 during the last two fiscal years ending June 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Vincent Browne, Chief Exec. Officer	2010	60,000	(1)	--	468,750	(2)	--	--	--	--		528,750
	2009	146,588	(1)	--	351,563	(2)	--	--	--	--		498,151
Bill Burbank, President	2010	62,715	(3)	--	760,000	(4)				320,000	(5)	1,142,715
	2009	77,262	(3)	--	95,000	(4)	--	--	--	--		172,262
Stephen Keaveney, Chief Financial Officer	2010	60,000	(6)	--	109,375	(7)						169,375
	2009	60,000	(6)	--	109,375	(7)	--	--	--	--		169,375
Anthony LaPine, Executive Director	2010	40,000		--	--		--	--	--	--		40,000
	2009	115,000	(8)	--	2,631,000	(9)	--	--	--	--		2,746,000

(1)	Actual annual salary as of October 6, 2008, per Mr. Browne’s employment agreement, is $180,000.

(2)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2010 and 2009, respectively, in accordance with FAS 123R, relating to 2,500,000 shares of restricted common stock granted on October 6, 2008 and vesting over a period of four years.

(3)
Actual annual salary, per Mr. Burbank’s employment agreement, was $186,000.  Mr. Burbank’s start date with the Company was January 29, 2009.  On February 4, 2010, Mr. Burbank resigned from his respective executive officer positions and from the board of directors of the Company. See Item 13, “Separation Agreement with Bill Burbank” for more details.

(4)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2010 and 2009, respectively, in accordance with FAS 123R, relating to 2,000,000 shares of restricted common stock granted on January 29, 2009, vesting over a period of four years.

(5)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2010 relating to 4,000,000 shares of restricted common stock granted on February 4, 2010 as part of Mr. Burbank’s separation.

(6)
Actual annual salary, per Mr. Keaveney’s employment agreement that went effective as of March 1, 2009, is $180,000 per year. On February 4, 2010, Mr. Keaveney resigned from his respective executive officer positions and from the board of directors of the Company.

(7)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2010 and 2009, respectively, in accordance with FAS 123R, relating to 3,500,000 shares of restricted common stock granted on March 1, 2009 and vesting over a period of four years.

(8)
Represents the actual amount paid under Mr. LaPine’s employment agreement that we assumed on October 1, 2008 as part of the reverse merger with Semotus. On February 17, 2010, Mr. LaPine resigned from his respective executive officer positions and from the board of directors of the Company.

(9)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year 2009 in accordance with FAS 123R, relating to 3,508,000 shares of restricted common stock granted and immediately vested on October 1, 2008. These shares were subsequently returned to the Company on January 29, 2009 as part of the sale of Semotus Solutions, Inc. to Mr. LaPine (See FN 5: Acquisition and Subsequent Disposition of Semotus).

Narrative Disclosure to Summary Compensation Table

Vincent Browne:
Mr. Browne has a four year employment agreement that went effective on October 6, 2008. Mr. Browne receives salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and Mr. Browne was issued 2,500,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at his first annual anniversary date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with the Company. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and the maximum potential base salary of $240,000) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event actually occurs.

Outstanding Equity Awards at 2010 Fiscal Year-End:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Number of Shares or Units of Stock That Have Vested (#)	Market Value of Shares or Units of Stock That Have Vested ($)

Vincent Browne	--	--	--	--	--	1,562,500	(1)	6,250	(4)	937,500	3,750(4)

Bill Burbank	--	--	--	--	--	--		--		6,000,000 (2)	24,000(4)

Bernard A. Fried	--	--	--	--	--	6,000,000	(3)	24,000	(4)	--	--

(1)
These shares vest annually over a period of four years starting October 6, 2008, provided the executive is employed with the Company at the time of vesting, such that ¼ vest at the first annual anniversary and quarterly each year thereafter so that all shares are vested as of October 6, 2012.

(2)
On February 4, 2010, Mr. Burbank resigned from his respective executive officer positions and from the board of directors of the Company.  As part of Mr. Burbank’s separation, we accelerated 1,500,000 shares of his unvested restricted stock and granted and issued 4,000,000 additional shares of immediately vested restricted common stock, for a total of 5,500,000 shares of restricted common stock.  Additionally, 500,000 vested on January 29, 2010.

(3)
These shares vest annually over a period of four years starting February 23, 2010, provided the executive is employed with the Company at the time of vesting, such that ¼ vest at the first annual anniversary and quarterly each year thereafter so that all shares are vested as of February 23, 2014.

(4)	The Market Value is based on $0.004 per share, which was the closing price of the common stock on June 30, 2010.

DIRECTOR COMPENSATION

Except for discretionary grants of stock or stock options, our directors are usually not compensated for their services as directors. Directors who are employees are eligible to participate in our equity incentive plan. The following table summarizes data concerning the compensation of our directors for the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Lanz	--	16,000	--	(1)	--	--	--	16,000

Michael Butler (2)	--	140,625	--	(2)	--	--	--	140,625

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to 200,000 shares of restricted common stock granted to Mr. Lanz on February 4, 2010.  On February 4, 2010, Mr. Lanz resigned from his position on the board of directors of the Company.

(2)
Represents the dollar amount recognized for financial statement reporting purposes, relating to 375,000 shares of restricted common stock which vested during the fiscal year ended June 30, 2010.  On May 14, 2010 Mr. Butler resigned from his position on the board of directors of the Company.

Indebtedness of Directors, Officers and Others
Our directors, senior officers, and their associates were not indebted to us or to any of our subsidiaries at any time since the beginning of our last completed fiscal year.

Directors’ and Officers’ Liability Insurance
We currently do not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. We do have a corporate indemnification agreement in place with our executive officers and directors, and such persons shall also have indemnification rights under applicable laws, as well as our certificate of incorporation and bylaws.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2010, by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all directors and officers as a group.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following June 30, 2010, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name And Address of Beneficial Owners* (1)	Number of Shares	Percent of Class

Common	Flint Telecom, Ltd. (2) Carrick House 49 Fitzwilliam Square Dublin 2 Ireland	21,003,139	15.61%

Common	Michael Butler (3) Carrick House 49 Fitzwilliam Square Dublin 2 Ireland	17,213,818	12.79%

Common	AGS Capital Group, LLC 2 Water St., Ste. 17G New York, NY 10004	11,744,480	8.73%

	Named Executives

Common	Vincent Browne (4)	17,552,821	13.04%

Common	Bernard A. Fried	--	--

	All Officers and Directors as a Group (2 Persons) (5)	17,552,821	13.04%

* Unless otherwise indicated, all addresses are c/o Flint Telecom Group, Inc., 7500 College Blvd., Suite 500, Overland Park, KS 66210

(1)
This table is based upon information supplied by the named executive officers, directors and 5% stockholders, including filings with the Securities and Exchange Commission (the “SEC”) and information supplied from Computershare, our transfer agent.  Unless otherwise indicated in these notes and subject to the community property laws where applicable, each of the listed stockholders has sole and investment power with respect to the shares shown as beneficially owned by such stockholder.  The number of shares and percentage of beneficial ownership includes shares of common stock issuable pursuant to convertible promissory notes, convertible preferred stock and warrants held by the person or group in question, which may be exercised or converted on June 30, 2010 or within 60 days thereafter.

(2)	Vincent Browne, our CEO, is an executive officer, director and majority shareholder of Flint Telecom, Ltd..

(3)
Includes 6,232,000 common shares held directly and 89,240 common shares held indirectly through his wife. Also includes 302,000 shares of Series E preferred stock that are currently convertible into 10,981,818 common shares.

(4)
Includes 2,597,000 shares held directly, 1,093,7500 shares that have vested out of the 2,500,000 shares that vest quarterly at each annual anniversary over a period of four years from October 1, 2008, and 13,862,071 shares held indirectly through Mr. Browne’s ownership in Flint Telecom, Ltd. The 2,597,000 shares held directly have been pledged as security.

(5)	Includes the shares listed above as beneficially owned by the above listed Named Executive Officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our officers (as defined in regulations issued by the SEC) and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports of ownership furnished to us and certifications from executive officers and directors, we believe that during the past fiscal year all filing requirements applicable to our directors, officers and beneficial owners of more than 10% of a registered class of our equity securities were complied with, except that Mr. Butler and Mr. Browne did not timely file a Form 4 with the SEC.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

All related party transactions are reviewed and approved by our board of directors.  All of the related party transactions described below were reviewed and approved through unanimous written consent in lieu of holding a board meeting.

Flint, Ltd.:
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, has a loan balance of $156,043 at June 30, 2010.  During the year ended June 30, 2010, Flint Telecom Ltd. assigned a portion, $200,000, of its $202,500 promissory note to a number of unrelated third parties.   This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.  The loan does not include charges for management fees earned by Flint Telecom, Ltd., which during the year ended June 30, 2010 and 2009 were $570,000 and $286,205, respectively.  $227,175 of these management fees were reclassified as note payables and assigned to third parties.  See Note 13 for more details on these transactions. The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us. Flint Telecom Ltd. also has a direct equity investment in us.

During the year ended June 30, 2009, we amended the $1,202,500 Promissory Note due to Flint Telecom, Ltd., by extending the Note’s maturity date to September 20, 2011 and decreasing the principal amount owed under the Note to $202,500.  The decrease was done to accurately reflect the actual amount of money loaned to Flint at the time the Note was issued.

Michael Butler Debt Restructure
We had a number of loans outstanding from Mr. Butler, one of our board members as of December 31, 2009, for which we issued various promissory notes, convertible promissory notes, warrants and shares of restricted common stock to him as consideration.  As of December 31, 2009, the total outstanding balance on all of Mr. Butler’s loans was approximately $4,100,000.  Subject to an agreement that was executed December 31, 2009 that became effective February 5, 2010 we executed a settlement agreement with Mr. Butler in which all of Mr. Butler’s loans to Flint were cancelled in exchange for 302,000 shares of Series E preferred stock of Flint, valued at €10.00 per share, having the following material terms:

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

Mr. Butler has the right to rescind this agreement in the event that we should enter into a voluntary or involuntary bankruptcy.  We have classified these shares of Series E Convertible Preferred as part of Preferred Shares in our Balance Sheet.

SEL Nominees:
On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. These SEL notes also contain a most favored nations clause as it relates to the conversion price.  As of June 30, 2010, the conversion price is $0.00055 per share, resulting in the maximum potential total of 178,181,818 shares to be issued upon full conversion of both SEL notes.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time without shareholder approval.  SEL is a related party due to the fact that SEL is controlled by Mr. Butler, who was one of our board members in March of 2010.  For the year ended June 30, 2010 we recognized $98,000 in interest expense for beneficial conversion features on these notes.

Employment Agreements:
Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock, vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and assuming the Company has achieved sustained profitability) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event occurs.

Effective February 23, 2010, we entered into a two year employment agreement with Bernard A. Fried, effectuating the following:  (i) Mr. Fried’s title is President and Chief Operating Officer; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The Company may terminate this agreement without cause at any time by giving Mr. Fried 60 days prior written notice, and the Company shall have no further liability other than for the payment of any unpaid salary through the termination date and reimbursement of reasonable business expenses incurred prior to the termination date.

Separation Agreement with Bill Burbank:
Bill Burbank resigned as the President and Chief Operating Officer of the Company, effective February 4, 2010.  In connection with Mr. Burbank’s resignation, we entered into a Separation Agreement with Mr. Burbank (the “Separation Agreement”), effective February 5, 2010.  The Separation Agreement provides that Mr. Burbank will be paid an aggregate of approximately $150,000 in cash and $842,500 worth of shares of restricted common stock, consisting of:
•	payment for past wages owed, of approximately $45,785;
•	repayment for various loans made to the Company, in the amount of $100,000;
•	reimbursement for approved expenses in an amount that has yet to be determined;
•	all such cash payments as listed above shall be paid in the future as funds become available;

•
acceleration of 1,500,000 shares of his unvested restricted stock and the grant and issuance of 4,000,000 additional shares of immediately vested restricted common stock, for a total of 5,500,000 shares of restricted common stock.  Additionally, 500,000 vested on January 29, 2010. The 2,000,000 previously issued shares that vested were valued at $0.38 per share (date of original grant).  The closing price of our common stock on February 5, 2010 was $0.08 per share, and therefore the additional 4,000,000 shares were valued at $320,000, for a total fair market value of these shares was $842,5500.

Subsequently, effective May 28, 2010, we entered into an Addendum to the Separation Agreement with Mr. Burbank, agreeing to pay a total of $150,000 cash to Mr. Burbank over a period of 8 months; monthly payments in the amount of $18,750 shall commence as of July 31, 2010. As of the date of the filing of this annual report we have not made these payments and are therefore currently in default.  As a result, a default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default and an additional cash payment of $40,000 is also immediately due and payable.  Mr. Burbank has filed a lawsuit against us for breach of contract, seeking to collect this total amount due (See Subsequent Events Note 24).

Settlement Agreement with China Voice Holding Corp.
Effective as of May 28, 2010, we executed a settlement agreement with China Voice Holding Corp. (CHVC) whereby CHVC has agreed to, among other things, cancel and terminate any and all rights it has under its $7,000,000 promissory note issued by us (the “Note”) and the Series C Preferred Shares of Flint (the “Preferred

Shares”), including the repayment of any and all principal amounts underneath the Note and the Preferred Shares, and to return 15,800,000 shares of our common stock to Flint (thereby allowing CHVC to keep 5,200,000 shares of our common stock), and in exchange we agreed to pay a total of $1,520,242 to CHVC through installment payments over a period commencing August 31, 2010 and ending May 31, 2011 and abandon its claim to 15,000,000 shares of CHVC’s common stock.

As of the date of the filing of this annual report, we have not made these payments and are therefore in default. (See the Subsequent Events Note 25 for more details.)

Misc. Loans from other ex-Officers
During the year ended June 30, 2010, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  In June of 2010, we agreed to allow Mr. Keaveney to convert a portion of this note, $20,000, into 2,000,000 shares at $0.01/share. As of June 30, 2010, there is a total outstanding balance due on the note of $65,000.  Additionally, during the year ended June 30, 2010, Mr. Burbank, our President at the time, loaned $100,000 to us.  Payments under this loan were to commence as of July 31, 2010; as of the date of the filing of this annual report, no payments have been made and the note is therefore currently in default (See “Separation Agreement with Bill Burbank” above, which is part of this FN).

Item 14.   Principal Accountant Fees and Services

The aggregate fees billed for professional services rendered to us by L.L. Bradford & Company, LLC for the years ended June 30, 2010 and 2009 were:
	2010	2009
Audit fees	$150,613	$80,875
Audit-related fees:
SEC filings review and consent	--	--
	------------------------	--------------------
Total audit and audit-related fees	$150,613	$80,875
Tax fees	--	--
All other fees	--	--
	-------------------------	-------------------
Total fees	$150,613	$80,875

The aggregate fees billed for all audit and audit-related services rendered by L.L. Bradford & Company, LLC for the years ended June 30, 2010 and 2009 (see chart above under heading “Audit-related fees”) relate to the review of and consent to various SEC filings and correspondence.  No other professional services were rendered or fees were billed by L.L. Bradford & Company, LLC for the most recent fiscal year or for the year ending June 30, 2009.

Our Board has adopted policies and procedures for the pre-approval of the above fees.  All requests for services to be provided by our independent accountants are submitted to the Board.  Requests for all non-audit related services require pre-approval from the Board.

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
Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed February 4, 2009.
2.4	Agreement and Plan of Corporate Separation and Reorganization by and among Flint Telecom Group, Inc. and Semotus, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed February 4, 2009.
2.5
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
Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed April 30, 2009.
2.6
Agreement and Plan of Merger by and among Flint Telecom Group, Inc., two of Flint’s wholly-owned subsidiaries, and Ingedigit International, Inc., a Florida Corporation (“III”), Gotham Ingedigit Financial Processing Corp (“P2P”) and all of the shareholders of III and P2P dated October 5, 2010.
Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit No. 2 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.2	Bylaws of the Company.	Incorporated by reference to Exhibit No. 3 to the Registrant's Form 8-A filed on July 22, 1996 (No. 0-21069).
3.3	Amended and Restated Bylaws of the Company dated January 24, 2000.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on February 17, 2000.
3.4	Amended and Restated Bylaws of the Company dated December 11, 2008.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K Filed on December 23, 2008.
3.5	Certificate of Amendment to the Articles of Incorporation dated February 17, 1998.	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-KSB for the year ended March 31, 1998.
3.6	Certificate of Amendment to Articles of Incorporation dated July 6, 1999.	Incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-A12B filed on December 21, 1999.
3.7	Certificate of Amendment to Articles of Incorporation dated January 12, 2001.	Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-KSB for the year ended March 31, 2001.
3.8	Certificate of Amendment to Articles of Incorporation dated May 17, 2007.	Incorporated by reference to Exhibit 3.7 to the Registrant's Form 10-KSB for the year ended March 31, 2007.
3.9	Certificate of Amendment to Articles of Incorporation dated July 20, 2007.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 24, 2007.
3.10	Certificate of Amendment to Articles of Incorporation dated April 7, 2008.	Incorporated by reference to Exhibit 3.9 to the Registrant’s Form 10KSB filed on June 27, 2008.
3.11	Certificate of Amendment to Articles of Incorporation dated September 30, 2008.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 7, 2008.
3.12	Certificate of Amendment to Articles of Incorporation dated October 3, 2008.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 7, 2008.
3.13	Certificate of Amendment to Articles of Incorporation dated January 22, 2010.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10Q filed on March 25, 2010.
3.14	Certificate of Designation of Series D Convertible Preferred Stock	Filed electronically herewith.
3.15	Certificate of Designation of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 11, 2010.
3.16	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 23, 2010.
3.17	Certificate of Designation of Series G Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 23, 2010.

3.18	Certificate of Designation of Series H Convertible Preferred Stock	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.19	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Filed electronically herewith.
4.1	Convertible Promissory Note for $200,000 issued to Flint Telecom Limited dated April 23, 2008.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 29, 2008.
4.2	Form of Warrant to purchase shares of the Company’s common stock at $0.50 per share.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 7, 2008.
4.3	Form of convertible promissory note to purchase shares of common stock.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 7, 2008.
4.4	Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated January 29, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 4, 2009.
4.5	Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated January 29, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on February 4, 2009.
4.6	Common Stock Subscription Agreement by and among Flint Telecom Group, Inc. and David Tracey dated January 29, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 8-K filed on February 4, 2009.
4.7	First Amendment to the Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated April 24, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on April 30, 2009.
4.8	First Amendment to the Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated March 16, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on April 30, 2009.
4.9	$200,000 Promissory Note, as assigned, amended and restated on April 30, 2009.	Filed electronically herewith.
4.10	Loan and Security Agreement by and among Thermo Credit LLC and Flint Telecom Group, Inc. and its wholly owned subsidiaries dated June 4, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 9, 2009.
4.11	$2,000,000 Promissory Note issued to Thermo Credit LLC dated June 4, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on June 9, 2009.
4.12	Form of Subscription Agreement by and among Flint Telecom Group, Inc. and the Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 7, 2009

4.13	Form of Secured Convertible Promissory Note issued from Flint Telecom Group, Inc. dated June 30, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 7, 2009
4.14	Form of Security Agreement by and among Flint Telecom Group, Inc. and the Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on July 7, 2009
4.15	Form of Warrant Certificate issued to Subscribers dated June 30, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed on July 7, 2009
4.16	Amendment Agreement to Promissory Note issued by Flint Telecom Group, Inc. to Michael Butler dated June 30, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K filed on July 7, 2009
4.17	Promissory Note issued to John Lavery on March 13, 2009 for $300,000.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q filed on May 20, 2009.
4.18	Promissory Note issued to Donal Lawless on March 25, 2009 for €100,000 .	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10Q filed on May 20, 2009.
4.19	Promissory Note issued to John Lavery on May 2, 2009 for $250,000.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10Q filed on May 20, 2009.
4.20	Promissory Note issued to Donal Lawless on May 5, 2009 for €100,000.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10Q filed on May 20, 2009.
4.21	Promissory Note issued to Michael Butler on May 13, 2009 for $500,000.	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 10Q filed on May 20, 2009.
4.22	Second Amendment to Stock Purchase Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated May 1, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant's Form 10Q filed on May 20, 2009.
4.23	Restructure Agreement by and among Flint Telecom Group, Inc. and Michael Butler dated May 13, 2009.	Incorporated by reference to Exhibit 4.7 to the Registrant's Form 10Q filed on May 20, 2009.
4.24	Convertible Promissory Note issued to Michael Butler on May 13, 2009 for $1,516,000.	Incorporated by reference to Exhibit 4.8 to the Registrant's Form 10Q filed on May 20, 2009.
4.25	Amendment to the Promissory Notes issued to J. Lavery effective September 1, 2009.	Incorporated by reference to Exhibit 4.28 to the Registrant’s Form 10K filed on October 13, 2009.
4.26	First Amendment to the $1,202,500 Promissory Note issued to Flint Telecom, Ltd.	Incorporated by reference to Exhibit 4.28 to the Registrant’s Form 10K filed on October 13, 2009.
4.27	Second Amendment to the $1,202,500 Promissory Note issued to Flint Telecom, Ltd.	Incorporated by reference to Exhibit 4.28 to the Registrant’s Form 10K filed on October 13, 2009.

4.28	$202,500 Promissory Note issued to Flint Telecom Ltd. on September 30, 2008, as amended and restated effective October 1, 2008.	Filed electronically herewith.
4.29	$100,000 Promissory Note issued on August 18, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10Q filed on November 23, 2009.
4.30	200,000 Warrants issued on August 18, 2009.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10Q filed on November 23, 2009.
4.31	$75,000 Promissory Note issued on September 24, 2009.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10Q filed on November 23, 2009.
4.32	$150,000 Promissory Note issued on September 29, 2009.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10Q filed on November 23, 2009.
4.33	$51,000 Promissory Note issued on October 6, 2009.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10Q filed on November 23, 2009.
4.34	$250,000 Promissory Note issued on October 20, 2009.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10Q filed on November 23, 2009.
4.35	250,000 Warrants issued on October 20, 2009.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10Q filed on November 23, 2009.
4.36	$260,000 Promissory Note issued on October 28, 2009.	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10Q filed on November 23, 2009.
4.37	$50,000 Convertible Promissory Note issued on December 18, 2009.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10Q filed on March 25, 2010.
4.38	$50,000 Convertible Promissory Note issued on January 29, 2010	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10Q filed on March 25, 2010.
4.39	$50,000 Convertible Promissory Note issued on January 29, 2010	Filed electronically herewith.
4.40	$58,000 Convertible Promissory Note issued on March 8, 2010.	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10Q filed on March 25, 2010.
4.41	$40,000 Convertible Promissory Note issued on March 12, 2010.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10Q filed on March 25, 2010.
4.42	$40,000 Convertible Promissory Note issued on April 22, 2010.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10Q filed on May 24, 2010.
4.43	$30,000 Convertible Promissory Note issued May 18, 2010.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10Q filed on May 24, 2010.
4.44	$40,000 Convertible Promissory Note issued May 31, 2010.	Filed electronically herewith.

4.45	$25,750 Amended and Restated Convertible Promissory Notes issued May 27, 2010.	Filed electronically herewith.
4.46	$25,750 Amended and Restated Convertible Promissory Notes issued May 27, 2010.	Filed electronically herewith.
4.47	$98,500 Convertible Promissory Note, as amended and restated on May 29, 2010.	Filed electronically herewith.
4.48	$50,000 Convertible Promissory Note issued June 24, 2010	Filed electronically herewith.
4.49	$35,000 Convertible Promissory Note issued August 19, 2010	Filed electronically herewith.
4.50	$27,500 Convertible Promissory Note issued August 19, 2010, as amended and restated.	Filed electronically herewith.
4.51	$40,000 Convertible Promissory Note issued September 9, 2010.	Filed electronically herewith.
4.52	$50,000 Convertible Promissory Note issued September 22, 2010.	Filed electronically herewith.
4.53	$25,000 Convertible Promissory Note issued September 13, 2010.	Filed electronically herewith.
4.54	$50,000 Convertible Promissory Note issued September 13, 2010, as amended and restated.	Filed electronically herewith.
10.1	2009 Restricted Stock Plan	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on October 26, 2009.
10.2	2005 Stock Option Plan, as Amended and Restated*	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on July 30, 2008.
10.3	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Bernard A. Fried dated February 23, 2010.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 23, 2010.
10.4	Settlement Agreement by and among TelSpace and Flint Telecom Group, Inc	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10Q filed on May 24, 2010.
10.5	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Vincent Browne dated October 6, 2008.*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 7, 2008
10.6	Settlement Agreement and Release dated October 23, 2009 by and among Flint Telecom Group, Inc. and AT&T Diversified Group.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 15, 2009.

10.7	Settlement Agreement by and among Flint Telecom Group, Inc. and Michael Butler.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 11, 2010.
10.8	Settlement Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated May 28, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2010.
10.9	Settlement Agreement by and among Flint Telecom Group, Inc. and John Lavery dated June 4, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 10, 2010.
10.10	First Amendment to $2,000,000 Note issued to Thermo Credit, LLC.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 10, 2010.
10.11	Settlement Agreement by and among Flint Telecom Group, Inc., Redquartz and Thomas J Davis dated June 17, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 23, 2010.
10.12	Form of Debt Wrap Agreement by and among Flint Telecom Group, Inc. and the investors named therein.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 23, 2010.
10.13	Reserve Equity Agreement by and among Flint Telecom Group, Inc. and AGS Capital Group, LLC dated June 17, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 23, 2010.
10.14	Registration Rights Agreement by and among Flint Telecom Group, Inc. and AGS Capital Group, LLC dated June 17, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 23, 2010.
10.15	Employment Agreement by and among Flint Telecom Group, Inc. and Mr. Bill Burbank dated January 29, 2009.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 4, 2009.
10.16	Form of Warrant to purchase up to a maximum total of 420,000 shares of Semotus’ common stock issued to Bathgate Capital Partners dated November 14, 2005	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed November 17, 2005
10.17	Form of Lock-Up Agreement by and among our Officers dated June 30, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2009.
21	Subsidiaries of the Registrant.	Filed electronically herewith.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).	Filed electronically herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Separation Agreement by and among Flint Telecom Group, Inc. and Christopher Knight dated November 6, 2008.*	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 10, 2008.

99.2	Separation Agreement by and among Bill Burbank and Flint Telecom Group, Inc. dated February 4, 2010.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on February 10, 2010.
99.3	Addendum to Separation Agreement by and among Bill Burbank and Flint Telecom Group, Inc. dated June 17, 2010.	Filed electronically herewith.
99.4	First Amendment to Settlement Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated October 12, 2010.	Filed electronically herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: October 20, 2010	By: /s/ Vincent Browne Vincent Browne Chief Executive Officer and Chief Financial Officer

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flint Telecom Group, Inc. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Flint Telecom Group, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2010. Flint Telecom Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flint Telecom Group, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC
L.L. Bradford. & Company, LLC
October 20, 2010
Las Vegas, Nevada

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,419	$1,337,002
Accounts receivable, net of allowance for doubtful accounts
of $431,381 and $205,397 as of June 30, 2010 and 2009, respectively	1,049,648	2,585,875
Notes receivable	--	125,000
Inventories	361,784	886,512
Investment in marketable securities	--	2,700,000
Due from Flint Telecom, Ltd.	--	258,731
Due from related parties	--	124,174
Prepaid expenses and other current assets	--	8,724
Current assets	1,430,851	8,026,018

Fixed Assets:
Equipment	1,885,604	1,851,830
Capitalized leases – equipment	194,839	819,025
Total fixed assets	2,080,443	2,670,855
Less: accumulated depreciation	(1,839,372)	(687,776)
Net fixed assets	241,071	1,983,079

Deposit	3,200	3,149
Goodwill	--	2,687,080
Other intangible assets, net	--	10,587,115
Total assets	$1,675,122	$23,286,441

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,641,554	$5,140,268
Cash overdraft	--	175,096
Other accrued liabilities	587,033	215,898
Accrued interest payable	650,897	545,938
Lease obligations – current	375,371	601,275
Lines of credit	2,038,102	3,143,962
Notes payable	1,935,163	1,525,886
Notes payable – related parties, net of discount	2,061,861	5,440,232
Convertible notes payable, net of discount	517,059	115,000
Convertible notes payable – related parties, net of discount	98,000	94,062
Due to Flint Telecom Ltd.	156,042	--
Redeemable preferred stock	--	1,250,000
Total current liabilities	12,061,082	18,247,617

Convertible notes payable – long-term, net of discount	598,997	--
Convertible notes payable due to related parties – long-term, net of discount	--	542,004
Notes payable due to related parties – long term, net of discount	--	3,021,865
Lease obligations - long-term	405,938	117,707
Total liabilities	13,066,017	21,929,193

Commitments & contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 5,000,000 authorized, 668,780 issued and outstanding at June 30, 2010, 1,250,000 issued and outstanding at June 30, 2009	6,021,301	--
Common stock: $0.01 par value; 900,000,000 authorized, 129,824,422 issued and outstanding at June 30, 2010, 71,294,702 issued and outstanding at June 30, 2009	1,298,244	712,947
Common stock issuable	47,368	44,786
Additional paid-in capital	31,143,927	22,085,472
Accumulated other comprehensive loss	--	(450,000)
Accumulated deficit	(49,901,735)	(21,035,957)
Total stockholders' equity (deficit)	(11,390,895)	1,357,248
Total liabilities and stockholders’ equity (deficit)	$1,675,122	$23,286,441

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009
Revenues	$34,060,505	$34,337,063
Cost of revenues	32,497,019	34,995,692
Gross margin (loss)	1,563,486	(658,629)

Operating expenses:
General and administrative:
Consultants	120,152	804,816
Bad debt expense	510,572	188,707
Salaries and payroll related expense	1,468,248	1,310,378
Management fee payable to Flint Telecom, Ltd.	570,000	286,205
Stock compensation and option expense:
Directors and officers	1,901,372	3,515,688
Consultants	986,961	133,501
Employees	212,583	714,762
Depreciation and amortization expense	1,315,924	1,583,406
Other	1,184,235	1,589,144
Total general and administrative	8,270,047	10,126,607

Total operating expenses	8,270,047	10,126,607
Operating loss	(6,706,561)	(10,785,236)
Other income (expense)	159,043	(453,552)
Interest expense	(3,457,600)	(2,011,640)
(Loss) on investment	(2,250,000)	--
Loss on debt settlements	(2,757,702)	--
Provision for income taxes	--	--
Loss on disposal of fixed assets	(332,023)	--
Impairment of fixed assets	(1,305,735)	--
Impairment of goodwill and intangible assets	(12,215,200)	--
Net loss from continuing operations	(28,865,778)	(13,250,428)
Loss from discontinued operations, net of tax	--	(1,311,835)
Net loss	$(28,865,778)	$(14,562,263)
Net loss per common share:
Basic	$(0.35)	$(0.31)
Diluted	$(0.35)	$(0.31)

Weighted average shares outstanding:
Basic	83,547,968	46,917,683
Diluted	83,547,968	46,917,683

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
	Common Stock		Common Stock Issuable		Additional	Preferred Shares	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2008	28,460,094	$284,601	--	$--	$778,282	$--	$--	$(6,473,694)	$(5,410,811)
Acquisition of Semotus Solutions, Inc.	2,990,900	29,909	--	--	2,416,364	--	--	--	2,446,273
Acquisition of the six CHVC subsidiaries	21,000,000	210,000	--	--	7,770,000	--	--	--	7,980,000
Issuance of new shares as compensation to officers and employees	5,643,000	56,430	--	--	3,306,320	--	--	--	3,362,750
Stock compensation expense	--	--	--	--	812,000	--	--	--	812,000
Shares issued with the restructure of notes payable	3,260,000	32,600	--	--	1,173,600	--	--	--	1,206,200
Shares issued with new notes payable	660,000	6,600	--	--	229,500	--	--	--	236,100
Shares issued to consultants for service	150,000	1,500	415,454	4,154	127,847	--	--	--	133,501
Shares issued to acquire software	1,500,000	15,000	--	--	540,000	--	--	--	555,000
Disposition of Semotus business	(3,508,000)	(35,080)	--	--	(1,297,960)	--	--	--	(1,333,040)
Conversion of notes payable into equity	9,511,436	95,115	4,063,183	40,632	3,597,273	--	--	--	3,733,020
Private offering	1,627,272	16,272	--	--	423,728	--	--	--	440,000
Issuance of warrants to holders of notes payable	--	--	--	--	1,690,363	--	--	--	1,690,363
Beneficial conversion feature on convertible notes payable	--	--	--	--	462,454	--	--	--	462,454
Stock options expense for twelve months ended June 30, 2009	--	--	--	--	55,701	--	--	--	55,701
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	--	(450,000)	--	(450,000)
Net loss for the year ended June 30, 2009	--	--	--	--	--	--	--	(14,562,263)	(14,562,263)
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	--	$(450,000)	$(21,035,957)	$1,357,248
See accompanying notes to the consolidated financial statements.

	Common Stock		Common Stock Issuable		Additional	Preferred Shares	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2009	71,294,702	712,947	4,478,637	44,786	22,085,472	--	(450,000)	(21,035,957)	1,357,248

Conversion of notes payable into equity	24,312,685	243,127	4,736,842	47,368	52,451	--	--	--	342,946
Beneficial conversion feature on convertible notes payable	--	--	--	--	422,786	--	--	--	422,786
Shares issued to consultants for services	35,790,215	357,902	(55,636)	(556)	472,281	162,735	--	--	992,362
Issuance of warrants to holders of notes payable	--	--	--	--	779,091	--	--	--	779,091
Shares issued for cashless exercise of warrants	1,963,636	19,636	--	--	(19,636)	--	--	--	--
Stock payable issued, net of cancellations	4,413,184	44,132	(4,423,001)	(44,230)	(5,302)	--	--	--	(5,400)
Stock compensation expense	--	--	--	--	1,194,085	--	--	--	1,194,085
Stock options expense for twelve months ended June 30, 2010	--	--	--	--	46,247	--	--	--	46,247
Shares issued for payments on debt	150,000	1,500	--	--	34,500	--	--	--	36,000
Shares issued to officers, directors and employees for vested stock compensation	7,700,000	77,000	--	--	796,625	--	--	--	873,625
Preferred shares issued for satisfaction of debt	--	--	--	--	--	5,858,566	--	--	5,858,566
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	--	(1,800,000)	--	(1,800,000)
Disposal of 4 CHVC subsidiaries	(15,800,000)	(158,000)	--	--	5,285,327	--	2,250,000	--	7,377,327
Net loss for the year ended June 30, 2010	--	--	--	--	--	--	--	(28,865,778)	(28,865,778)
Balances at June 30, 2010	129,824,422	$1,298,244	4,736,842	$47,368	$31,143,927	$6,021,301	$--	$(49,901,735)	$(11,390,895)
	==========	========	=======	======	=========	==========	=========	=========	=========

See accompanying notes to consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(28,865,779)	$(14,562,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,315,924	1,583,406
Impairment of good will and intangible assets	12,215,200	--
Impairment of fixed assets	1,305,735	--
Interest charges capitalized to lease obligations	128,000	--
Loss on debt settlements	2,757,702	--
Loss on investment	2,250,000	--
Loss on disposal	332,023	--
Stock and option compensation expense	3,100,916	4,363,951
Amortization / accretion of debt discount	1,576,379	810,192
Amortization of beneficial conversion feature	422,786	--
Amortization of debt issuance cost	--	128,369
Gain on disposal of Semotus	--	1,311,835

Changes in assets and liabilities, net of acquisitions & disposals:
Accounts receivable	1,170,445	(271,184)
Prepaid expense	8,724	97,473
Inventories	524,728	(597,262)
Deposit	(51)	(3,149)
Accounts payable	(2,136,931)	1,857,473
Cash overdraft	(174,834)	175,096
Accrued liabilities	457,306	(144,497)
Net due from Flint Telecom, Ltd.	657,072	(486,328)
Accrued interest payable	750,372	--
Due from related parties	--	(124,174)
Deferred revenue	--	27,112
Accrued interest	--	1,144,499
Net cash used in operating activities	(2,204,283)	(4,689,451)

Cash Flows from Investing Activities:
Purchases of fixed assets	(8,532)	(353,703)
Proceeds from sale of fixed assets	6,538	--
Investment in notes receivable	(125,000)	(125,000)
Cash paid for the acquisition of CHVC Subs	--	(1,200,000)
Cash assumed (disposed) in acquisitions (disposals)	--	(45,774)
Net cash used in investing activities	(126,994)	(1,724,477)

Cash Flows From Financing Activities:
Proceeds from lines of credit	21,905	2,020,121
Proceeds from related parties debt	370,550	3,057,000
Proceeds from debt	1,015,000	2,138,743
Payments on lines of credit	(3,925)	--

Payments on related parties debt	(50,279)	(249,000)
Payments on debt	(175,000)	(423,583)
Proceeds from private offerings	--	440,000
Redemption of preferred stock	--	(550,000)
Payments on lease obligations	(6,088)	(98,263)
Net cash provided by financing activities	1,172,163	6,335,018

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on debt	(158,469)	(71,109)
Net cash provided by (used in) foreign currency activities	(158,469)	(71,109)

Net increase (decrease) in cash and cash equivalents	(1,317,583)	(150,019)
Cash and cash equivalents, beginning of the period	1,337,002	1,487,021
Cash and cash equivalents, end of the period	$19,419	$1,337,002

See accompanying notes to consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
	Years Ended June 30,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$26,000	$394,811
Cash paid for income taxes	$--	$--
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Assets purchased under capital lease obligations	$--	$40,262
Discounts – warrants	$779,901	$1,690,363
Discounts – beneficial conversion	$422,786	$462,454
Satisfaction of notes payable to related party and accrued interest by issuance of common stock	$--	$1,206,200
Conversion of notes payable and accrued interest	$342,946	$3,733,020
Payment on lease obligations through stock issuance	$36,000	$--
Capitalization of accrued interest to principal	$266,415	$--
Due from related party satisfied with redeemable preferred stock	$1,250,000	$--
Transfer from Flint Telecom Limited to Notes payable	$280,000	$--
Cancellation of discount on related party notes payable	$--	$141,730
Fixed assets received in satisfaction of note receivable	$250,000	$--
Debt Settlements:
Preferred shares issued	$5,858,566	$--
Debt and accrued interest instruments cancelled	$3,100,864	$--

Disposition of 4 CHVC subsidiaries:
Assets	$2,192,968	$--
Liabilities and equity	$(7,478,296)	$--
Contribution	$(5,285,328)	$--
Acquisition of Semotus Solutions, Inc.:
Cash	$--	$83,171
Accounts receivable	$--	$390,712
Prepaid expense	$--	$18,922
Goodwill	$--	$2,538,148
Accounts payable	$--	$(123,036)
Accrued liabilities	$--	$(269,367)
Deferred revenue	$--	$(192,277)
	$--	$2,446,273
Disposition of Semotus Solutions, Inc.:
Cash	$--	$325,851
Accounts receivable	$--	143,874
Prepaid expense	$--	12,876

Accounts payable	$--	(46,300)
Accrued liabilities	$--	(110,185)
Deferred revenue	$--	(219,389)
	$--	$106,727
	==========	===========
Acquisition of CHVC Subsidiaries:
Accounts receivable	$--	$1,979,684
Prepaid expense	$--	$34,151
Inventory	$--	$289,250
Fixed assets	$--	$252,124
Investment in marketable securities	$--	$3,150,000
Goodwill	$--	$2,687,080
Other intangible asset	$--	$11,525,000
Cash assumed	$--	$196,906
Accounts payable	$--	$(2,133,304)
Accrued liabilities	$--	$(891)
	$--	$17,980,000
Redeemable preferred stock	$--	$(1,800,000)
Cash paid	$--	$(1,200,000)
Note payable	$--	$(7,000,000)
	$--	$7,980,000

Non-cash acquisition of software	$--	$555,000

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

We are headquartered at 7500 College Blvd., Suite 500, Overland Park, Kansas 66210, and our telephone number is 913-815-1570.  The address of our website is www.flinttelecomgroup.com.  Information on our website is not part of this prospectus.

We operate our business through four wholly-owned subsidiaries, Cable and Voice Corporation, Phone House, Inc., Flint Prepaid, Inc. (previously named Wize Communications, Inc.), and Digital Phone Solutions, Inc., as further described below.  We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We distribute telecommunications services and products through our distribution channels.

The subsidiaries provide the following telecom services and / or distribute the following telecom products:

- Cable and Voice Corporation was established on June 1, 2008 and is located in Tampa, Florida. The Company is a leading value-added master distributor of advanced broadband products and services to Cable, Telecommunications, Enterprise and Service Provider customers throughout the United States. The Company offers a wide range of products and services which include cable modems, cables, UPS units, AV Powerline and Homeplug adapters, Wi-Fi and cellular wireless hardware and software applications, Intelligent Telephone Adapters (ITA) and IP Telephones for VoIP services and other customer premise equipment.

- Phone House, Inc. was established on June 12, 2001 and is located in Artesia, California. Phone House is a Master Distribution for discount calling products that enable users who purchase cards in the United States to call China, India, Mexico, Africa, South America, Brazil, Bangladesh, and other countries throughout the world at significant savings. The International calling cards may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States.
These products are currently sold through a network of over 90 private distributors. Through this network, the Company estimates that its calling products are sold through over 10,000 retail outlets in the United States, of which more than 5,000 retail outlets are located in Southern California.

- Digital Phone Solutions, Inc. was established on January 29, 2009, and is located in Overland Park, Kansas. The Company provides a suite of Enhanced IP Telephony solutions aimed primarily at Small and Medium sized enterprises in the United States. DPS delivers all the value added services that manage the entire value-chain including billing, customer care, call routing, service provisioning. Advanced features such as voicemail-delivered-to-email, free inter-office calling, and virtual phone numbers provide additional revenue opportunities. DPS enables its customers to establish reliable, feature rich and cost effective digital phone services very quickly with zero capital investment.

- Flint Prepaid, Inc. (previously named Wize Communications, Inc.) was established on March 30, 2009, and is located in Overland Park, Kansas. Flint Prepaid is a retail focused company selling directly to end-users through  Master Distributers and Retailers. It provides Flint Telecom's own branded pre-paid calling services primarily to immigrant customers wanting to make inexpensive quality calls to their home countries.. These Flint Telecom value-based calling cards are regionalized and selectively marketed depending on the geographical area and user community.

As part of our ongoing emphasis on streamlining our operations and reaching profitability, during the fiscal year ended June 30, 2010 we shut down and disposed of four of our other wholly owned subsidiaries: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a one-time loss of $12,215,200.

Following the corporate restructuring during the financial year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively refered to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities”. See Note 24, Segment Information, for more details.

2.           Significant Accounting Policies

Revenue Recognition – Flint recognizes revenues based upon contract terms and completion of the sales process. Revenue is generated from the sale of telecoms and networking equipment to cable and other operators and from the sale of prepaid calling cards and wireless services to distribution partners. The Company recognizes the net revenue generated when the products are shipped to the partners and payment is reasonably assured.

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Flint Telecom Group, Inc. The Company additionally consolidated the financial statements of its wholly owned operating subsidiaries: Cable and Voice Corporation, Phone House, Inc. (of California), Digital Phone Solutions, Inc. and Flint Prepaid, Inc. The financial statements include consolidated income information for CVC Int’l, Starcom Alliance, Phone House, Inc. of Florida and Dial Tone Communications only through the date of discontinuation, and for Semotus Solutions, Inc. only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate.

Cost of Revenue – Costs directly related to the supply of the equipment and cards to customers and distribution partners are categorized as a cost of revenue. These costs are the direct cost of the equipment invoiced by vendor partners and the costs levied by third-party telecom providers for the prepaid calling cards and wireless services. Costs become payable on terms provided by vendors when the goods are received and held in inventory for onward shipment.

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

Income taxes - Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company provides for the minimum recognition threshold a tax position must meet before being recognized in the Company’s financial statements. Generally, recognition is limited to situations where, based solely on the technical merits of the tax position, the Company has determined that the tax position is more likely than not to be sustained on audit.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts based on management’s periodic review of recoverability of accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. The Company recognizes bad debts on unpaid trade accounts receivable as each account is deemed to be uncollectible and estimates an allowance for accounts that have a risk of not being collected.

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

Stock Options and Other Share-Based Compensation - The Company issues stock options and other share-based compensation to its employees. For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The Company recognizes stock-based compensation expense for all awards over the service period required to earn the award. The Company amortizes these newly issued graded awards on a straight-line basis.

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

Fair value of financial instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term notes approximate fair value because of their short maturity as of June 30, 2010.

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

Foreign Currency Transactions - Exchange adjustments resulting from foreign currency transactions are generally recognized in operations. Flint has a loan that is in the Euro currency, and a note payable in British Pounds. Net foreign currency transaction gains were $158,469 for the year ended June 30, 2010 against a loss of $71,109 for the year ended June 30, 2009.

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

The carrying value of fixed assets are assessed annually or when factors indicating an impairment are present. We review our fixed assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset.

Fiscal Year End – The Company’s fiscal year end is June 30.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $28,865,778 and $14,562,263 for the years ended June 30, 2010 and 2009, respectively, negative cash flow from operating activities of $2,204,283 for the year ended June 30, 2010, an accumulated stockholder’s deficit of $11,390,895 and a working capital deficit of $10,630,231 as of June 30, 2010.  Also, as of June 30, 2010, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

As of the date of this filing we are currently in default on a number of notes payable and other debt repayment plans, as a result, all outstanding principal and accrued interest, if any, outstanding and owed as of the date of default shall be immediately due and payable, which include, but are not limited to, the following (these amounts reflect principal amounts only):  Thermocredit ($2,000,000), CHVC ($1,520,242), Tom Davis ($800,000), and Bill Burbank ($150,000) (See Related Parties Note 9, Notes Payable Note 15, and Subsequent Events Note 25 for more details).  We have also not made any dividend payments on our Series E or Series F preferred stock as these payments have become due (See Stockholders Equity Note ).

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

We recently announced significant reductions in our operating costs and are in ongoing discussions with our creditors to restructure our balance sheet and future debt payments. Management expects that the successful outcome of these discussions will allow us to become EBITDA positive as soon as possible. We have secured a $10 million Reserve Equity Financing agreement with AGS Capital Group, LLC that we can draw against when a planned S1 Registration Statement becomes effective with the SEC (See Note 23 for more details) and other indicative funding commitments from investors for additional capital following the planned restructure that management believes is sufficient to fund our operating cash flow needs, before debt repayments, for the next twelve months.

4.           Acquisition and Subsequent Partial Discontinuation and Partial Disposition of the CHVC Acquisition Companies

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

Subsequently, in March and April of 2009, a number of terms and conditions within the Merger Agreement, Stock Purchase Agreement and Promissory Note were amended.

During the third quarter ended March 31, 2010 we shut down four of these subsidiary companies: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles and other one-time costs in the amount of $12,215,200.  During the fourth quarter ended June 30, 2010 we sold these four companies pursuant to a settlement agreement, as amended, with CHVC effective June 30, 2010 (See Note 15 Related Party Transactions).

Consequently, we recognized an equity contribution in the amount of $5,285,327 and a one-time charge of $2,250,000 relating to the return of the CHVC shares held by the Company at the time of the sale.

5.           Acquisition and Subsequent Disposition of Semotus Solutions, Inc.

During the year ended June 30, 2009, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger and disposed of the Semotus software business on January 28, 2009.  Semotus issued 28,460,094 shares of restricted common stock to Flint Telecom, Inc. pursuant to a definitive Contribution Agreement dated April 23, 2008 (the “Contribution Agreement”).  Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities.  Separate from the Contribution Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 3,508,000 shares of restricted common stock to Mr. LaPine. These shares of restricted common stock were valued at $2,631,000.   We recorded $2,631,000 in expense in the year ended June 30, 2009, related to the shares of restricted common stock granted to these executive officers, directors and key employees.

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

7.           Accounts Receivable and Concentration of Credit Risk

Two customers accounted for 28% and 13% of our revenue, respectively, for the year ended June 30, 2010.  No one customer accounted for more than 10% of the accounts receivable at June 30, 2010.  Two customers accounted for 30% and 14% of our revenue, respectively, for the year ended June 30, 2009.  Five customers accounted for 60% of the accounts receivable at June 30, 2009, the largest of which accounted for 16% of the receivables.

8.           Private Placements

In January 2009, in order to finance the CHVC acquisition, we entered into a Common Stock and Warrant Purchase Agreement with Redquartz Atlanta, LLC (“Redquartz”), in which we sold 5,454,545 shares restricted common stock at $0.275 per share and issued 3,750,000 warrants to purchase shares common stock at $0.40 per share, having a three year term and a cashless exercise provision, in exchange for $1,500,000.  As of June 30, 2009, this investment was only partially closed, with Redquartz having invested $500,000 of the $1,500,000 total that was agreed upon. As of June 30, 2009 there was no longer a reasonable expectation that we would receive the remaining $1,000,000 investment from RedQuartz, and therefore the 3,750,000 warrants were cancelled and the 5,454,545 shares of common stock were returned to Flint. An agreement was reached in June of 2010 and a settlement agreement was executed on June 17, 2010 (See Note 15: Promissory Notes: Restructures).

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

9.             Related Party Transactions

Flint, Ltd.:
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, has an amount due to it of $156,042 at June 30, 2010.   This includes charges for management fees earned by Flint Telecom, Ltd., which during the year ended June 30, 2010 and 2009 were $570,000 and $286,205, respectively.  $280,000 of these management fees were reclassified as note payables and assigned to a number of third parties.  The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us. Flint Telecom, Ltd. also has a direct equity investment in us.
During the year ended June 30, 2009, we amended the $1,202,500 Promissory Note due to Flint Telecom, Ltd., by extending the Note’s maturity date to September 20, 2011 and decreasing the principal amount owed under the Note to $202,500.  The decrease was done to accurately reflect the actual amount of money loaned to Flint at the time the Note was issued.  During the year ended June 30, 2010, Flint Telecom Ltd. assigned $200,000 of its $202,500 promissory note to a third party.   This note has a 15% interest rate and originally matured on March 30, 2009 but was extended to September 30, 2011.

See Note 15 for more details on these transactions.

Michael Butler Debt Restructure
We had a number of loans outstanding from Mr. Butler, one of our board members as of December 31, 2009, for which we issued various promissory notes, convertible promissory notes, warrants and shares of restricted common stock to him as consideration.  As of December 31, 2009, the total outstanding balance on all of Mr. Butler’s loans were approximately $4,100,000.  Subject to an agreement that was executed December 31, 2009 that became effective February 5, 2010 we executed a settlement agreement with Mr. Butler in which all of Mr. Butler’s loans to Flint were cancelled in exchange for 302,000 shares of Series E preferred stock of Flint, valued at €10.00 per share, having the following material terms:

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

Mr. Butler has the right to rescind this agreement in the event that we should enter into a voluntary or involuntary bankruptcy.  We have therefore classified these shares of Series E Convertible Preferred as part of Preferred Shares in our Balance Sheet.

SEL Nominees:
On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. These SEL notes also contain a most favored nations clause as it relates to the conversion price.  As of June 30, 2010, the conversion price is $0.00055 per share, resulting in the maximum potential total of 178,181,818 shares to be issued upon full conversion of both SEL notes.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time without shareholder approval.  SEL is a related party due to the fact that SEL is controlled by Mr. Butler, who was one of our board members in March of 2010. For the year ended June 30, 2010 we recognized $98,000 in interest expense for beneficial conversion features on these notes.

Employment Agreements:
Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock, vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and assuming the Company has achieved sustained profitability) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event occurs.

Effective February 23, 2010, we entered into a two year employment agreement with Bernard A. Fried, effectuating the following:  (i) Mr. Fried’s title is President and Chief Operating Officer; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The Company may terminate this agreement without cause at any time by giving Mr. Fried 60 days prior written notice, and the Company shall have no further liability other than for the payment of any unpaid salary through the termination date and reimbursement of reasonable business expenses incurred prior to the termination date.

Separation Agreement with Bill Burbank:
Bill Burbank resigned as the President and Chief Operating Officer of the Company, effective February 4, 2010.  In connection with Mr. Burbank’s resignation, we entered into a Separation Agreement with Mr. Burbank (the “Separation Agreement”), effective February 5, 2010.  The Separation Agreement provides that Mr. Burbank will be paid an aggregate of approximately $150,000 in cash and $842,500 worth of shares of restricted common stock, consisting of:
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

Subsequently, effective May 28, 2010, we entered into an Addendum to the Separation Agreement with Mr. Burbank, agreeing to pay a total of $150,000 cash to Mr. Burbank over a period of 8 months; monthly payments in the amount of $18,750 shall commence as of July 31, 2010. As of the date of the filing of this annual report we have not made these payments and are therefore currently in default.  As a result, a default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default and an additional cash payment of $40,000 is also immediately due and payable.  Mr. Burbank has filed a lawsuit against us for breach of contract, seeking to collect this total amount due (See Subsequent Events Note 24).

Settlement Agreement with China Voice Holding Corp.
Effective as of May 28, 2010, we executed a settlement agreement with China Voice Holding Corp. (CHVC) whereby CHVC has agreed to, among other things, cancel and terminate any and all rights it has under its $7,000,000 promissory note issued by us (the “Note”) and the Series C Preferred Shares of Flint (the “Preferred Shares”), including the repayment of any and all principal amounts underneath the Note and the Preferred Shares, and to return 15,800,000 shares of our common stock to Flint (thereby allowing CHVC to keep 5,200,000 shares of our common stock), and in exchange we agreed to pay a total of $1,520,242 to CHVC through installment payments over a period commencing August 31, 2010 and ending May 31, 2011 and abandon its claim to 15,000,000 shares of CHVC’s common stock.

As of the date of the filing of this annual report, we have not made these payments and are therefore in default. (See the Subsequent Events Note 25 for more details.)

Misc. Loans from other ex-Officers
During the year ended June 30, 2010, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  In June of 2010, we agreed to allow Mr. Keaveney to convert a portion of this note, $20,000, into 2,000,000 shares at $0.01/share. As of June 30, 2010, there is a total outstanding balance due on the note of $65,000.  Additionally, during the year ended June 30, 2010, Mr. Burbank, our President at the time, loaned $100,000 to us.  Payments under this loan were to commence as of July 31, 2010; as of the date of the filing of this annual report, no payments have been made and the note is therefore currently in default (See “Separation Agreement with Bill Burbank” above, which is part of this FN).

10.           Fixed Assets

In May of 2010 we entered into a settlement agreement with Telmage Consulting LLC (“TelSpace”) in which TelSpace has furnished to us a perpetual software license as consideration for the repayment of the $250,000 promissory note due to us from TelSpace.  As a result, we recorded an additional $250,000 amount in fixed assets as of June 30, 2010, being amortized over five years.

11.           Capital Leases

We have acquired $819,025 in equipment through capital lease obligations primarily for computer and telephony equipment.  During the year ended June 30, 2010 we wrote down the value of this equipment to zero.  During the year ended June 30, 2010, as part of our debt restructuring plan, we renegotiated the terms of our capital lease with our equipment vendor, which resulted in the disposal of certain assets under this agreement and the restructure of the payment terms for the remaining equipment. As of June 30, 2010 we were in default because we failed to make the minimum monthly cash payments of principal and interest when due; however, we subsequently renegotiated the terms of this capital lease and are therefore not currently in default as of the date of filing of this annual report (See Subsequent Events FN25).  For the years ended June 30, 2011 and 2012, total cash payments will be $375,371 and $405,938, respectively.

12.           Goodwill and Goodwill Impairment

In association with the acquisition of CHVC subsidiaries, in accordance with accounting principles regarding goodwill and other intangible assets, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as goodwill.  The goodwill was recorded on January 29, 2009, the closing date of the CHVC subsidiaries acquisition (See Note 4, Acquisition and Subsequent Partial Discontinuation and Partial Disposition of the CHVC Acquisition Companies.) in the amount of $2,687,080.  We also acquired identifiable intangible assets which are the customer relationships from the CHVC Acquisition Companies.  Under accounting principles, we engaged an independent third party appraiser to value the customer relationships and the value of these identifiable assets were deemed to be $11,400,000 as of June 30, 2009.  In accordance with accounting principles, we perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

During the third quarter ended March 31, 2010, we shut down four of the CHVC subsidiaries, CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we performed an evaluation of the fair values of all of the CHVC subsidiaries during the nine months ended March 31, 2010 and determined that the goodwill and intangible assets were impaired in the amount of $12,215,200, which is primarily associated with the disposition of CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  During the fourth quarter ended June 30, 2010, we sold these four subsidiaries pursuant to a settlement agreement with CHVC. Consequently, we recorded an Equity Contribution of $5,285,327.

During the year ended June 30, 2009, in accordance with accounting principles regarding goodwill and other intangible assets we determined that the goodwill from the Semotus acquisition was impaired due to the disposition of the Semotus Business Division on January 29, 2009. The goodwill was recorded on October 1, 2008, the closing date of the Semotus acquisition in the amount of $2,538,148, and was mainly associated with the Hiplink family of products.

We perform an evaluation of the fair values annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

13.           Accounts Payable
Accounts payable at June 30, 2010 were $3,641,554.  3 vendors accounted for 30% of the payables at June 30, 2010, at 13%, 11% and 6% each.

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

14.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2%of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of June 30, 2010 and 2009, we owed $2,000,000 under the Thermo line of credit.

Effective as of June 8, 2010, Flint executed an amendment to the $2,000,000 promissory note issued to Thermo, whereby Thermo has agreed to a forbearance of principal payments, with the first principal payment of $100,000 due on or before August 31, 2010, and an extension of the Maturity Date to March 31, 2012. Principal payments shall then be due in equal installments of $100,000 per month from August 31, 2010 until the note is paid in full. Additionally, two one-time commitment fees of $20,000 each shall be paid on August 31, 2010, and an additional waiver/forbearance fee of $20,000 shall be paid on or before the one year anniversary of the execution of the Amendment, or June 8, 2011.

As of the date of the filing of this annual report, the first principal payment, which was due on or before August 31, 2010, has not been made and we are therefore in default and the total balance has therefore been classified as a current liability. (See Subsequent Events Note 25 for more details).

One of our subsidiaries, Phone House, Inc., has a line of credit with Wells Fargo bank in the amount of $38,102 and $20,121 as of June 30, 2010 and 2009, respectively.

15.           Promissory Notes and Convertible Promissory Notes

FY2010:

Summary
During the year ended June 30, 2010, we issued $870,000 of total principal in the form of promissory notes ($350,000 of which had warrants attached to them), and $358,000 of total principal in the form of convertible promissory notes. Substantially all of the proceeds have been used for the continued operation of our business, including capital expenditures and working capital.

During the year ended June 30, 2010 we also restructured $540,000 principal amount of promissory notes into U.S. Dollar Convertible Promissory Notes issued with warrants, and restructured $193,350 principal amount of debt owed to Flint Telecom, Ltd. into convertible notes, which were assigned to third parties and subsequently partially converted into shares of restricted common stock.

As of June 30, 2010, we had (taking into consideration the calculation of debt discounts) $3,997,024 of total principal owed under promissory notes and $1,214,056 of total principal owed under convertible promissory notes.  As of June 30, 2009, $5,512,962 principal amount of Promissory Notes, some with warrants and some with shares of restricted common stock, $115,000 principal amount of U.S. Dollar Convertible Promissory Notes and $1,123,840 principal amount of Euro Convertible Promissory Notes were outstanding.

Promissory Notes
In September, 2009 we issued a $100,000 promissory note due September 18, 2009, with warrants to purchase up to 200,000 shares of common stock at $0.50 per share and having a 3 year term.  As of June 30, 2010 this note had not been repaid and is currently in default. Management is negotiating an extension with this note holder and we believe we will come to a mutual agreement to extend this note. We also issued a $125,000 promissory note with a $25,000 cash fee due on or before October 28, 2009, and a $75,000 promissory note with a $10,000 cash fee to Mr. Steve Keaveney (See Note 9, Related Party Transactions).

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

Additionally, Bill Burbank, our President at the time, loaned us a total of $100,000 during the year ended June 30, 2010 (See Note 9 Related Party Transactions).

As of June 30, 2010, we had a total of $3,997,024 worth of principal amounts outstanding under various promissory notes issued to approximately 10 individuals and entities, with interest rates ranging from 0% to 15%, to be repaid between September 2009 and September 2011.  None of the principal under these notes has been repaid as of June 30, 2010 and all of these notes are currently in default. Upon default, the Note holders may declare their notes immediately due and payable and demand payment of all principal and the note holders may proceed to collect such amounts.

Convertible Promissory Notes
On December 18, 2009 we were loaned $50,000 by an institution and we issued a $50,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of September 2010 and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  As of June 30, 2010, $16,000 worth of this note has been converted into 5,125,000 shares of common stock.  Subsequently, additional conversions have taken place (See Subsequent Events Note 25).

During the three months ended March 31, 2010, SEL Nominees Ltd. (“SEL”) loaned us a total of $98,000 and we issued SEL two convertible promissory notes accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price. (See Note 9 “Related Party Transactions: SEL Nominees” for more details).  As of June 30, 2010, these notes have not been repaid or converted.

In January 2010 we were loaned $50,000 from an oversees individual and we issued a $50,000 convertible promissory note accruing interest at a rate of 18% per annum, with a maturity date of January 29, 2011 and having a variable conversion price of 50% of the Market Price. This note also contains a most favored nations clause as it relates to the conversion price.  As of June 30, 2010 this note had not been repaid or converted.  However, subsequently, this entire note has been assigned to various other third parties and converted (See Subsequent Events Note 25).

In April of 2010 we were loaned $40,000 by an institution and we issued a $40,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of January 2011 and having a variable conversion price of 50% of the Market Price. And, in May of 2010 we were loaned $30,000 by the same institution and we issued a $30,000 convertible promissory note accruing interest at a rate of eight percent (8%) per annum with a maturity date of February 2011 and having a variable conversion price of 58% of the Market Price.  As of June 30, 2010, these notes have not been repaid or converted.

Also in May of 2010 we were loaned $40,000 from an oversees individual and we issued a $40,000 convertible promissory note, accruing interest at a rate of 18% per annum and convertible at a 50% discount to the Market Price, and having a maturity date of January 2011. This note also contains a most favored nations clause as it relates to the conversion price.  As of June 30, 2010, the conversion price is $0.00055 per share, resulting in the maximum potential total of up to 72,727,272 shares to be issued upon full conversion of this note.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time without shareholder approval. As of June 30, 2010 this note has not been repaid or converted.

In June of 2010 we were loaned $50,000 from an individual and we issued a $50,000 convertible promissory note, accruing interest at a rate of 15% per annum and convertible at a 50% discount to the Market Price, with a $0.01 per share minimum floor conversion price, resulting in the maximum potential issuance of up to 5,000,000 shares of common stock. This note has a maturity date of June 24, 2012.  As of June 30, 2010 this note has not been repaid or converted.

As a result of the issuance of the above listed convertible promissory notes in the year ending June 30, 2010, the conversion prices of the three outstanding convertible promissory notes issued in June of 2009 in the total principal amount of $1,140,000, with a 10% per annum interest rate, have been adjusted pursuant to these notes’ most favored nations provisions to match the lowest variable conversion price in the new notes issued, which, as of June 30, 2010, equals $0.00055 per share.  If all three note holders were to convert 100% of their notes, it would convert into an aggregate of 20,727,272,000 shares of common stock.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time, or up to 9.99% upon 61 days prior written notice.  Additionally, because we were not been able to repay a number of our other promissory notes in accordance with their existing terms and conditions, an event of default occurred on the existing convertible promissory notes and therefore the exercise price of the related warrants issued to purchase up to 4,145,454 shares of our common stock has been reduced from $0.35 per share to $0.01 per share.  Finally, additional warrants to purchase up to 1,036,363 shares of our common stock at an exercise price of $0.01 per share, having a five year term, were also issued.  These holders were also granted a subordinated security interest in all of our assets.

Restructures:
In August and September of 2009, Flint authorized a number of third-party assignments and related restructure of $91,850 worth of one of its promissory notes into $91,850 worth of convertible promissory notes, convertible at $0.275 per share, which were subsequently all converted into 334,000 shares of restricted common stock.

In January of 2010 Flint authorized the third-party sale and restructure of $50,000 worth of one of its promissory notes into a $50,000 convertible promissory note, accruing interest at a rate of 15% per annum with a maturity date of July 27, 2010 and having with a variable conversion price of 50% of the lowest closing price for Flint’s common stock during the previous 20 trading days.  As of June 30, 2010, $38,500 worth of this note was converted into 6,494,526 shares of our common stock.   Subsequently, additional conversions have taken place (See Subsequent Events Note 25).

In May of 2010 Flint authorized the third-party sale and restructure of $51,500 worth of its promissory notes into two convertible promissory notes in the amount of $25,750 each, accruing interest at a rate of 15% per annum with a maturity date of May 27, 2012 and with the variable conversion price of 50% of the lowest closing price for Flint’s common stock during the previous 20 trading days.  As of June 30, 2010, $9,000 worth of one of the $25,750 notes has been converted into 4,736,842 shares of common stock.  Subsequently, additional conversions have occurred (See Subsequent Events Note 25).

Also in May of 2010 Flint authorized the restructure of the remaining balance ($98,500) of a note into a convertible promissory note, accruing interest at a rate of 18% per annum with a maturity date of May 29, 2012 and having a variable conversion price of 50% of the lowest closing price of our common stock during the previous 20 trading days.  As of June 30, 2010 this note had not been repaid or converted. Subsequently, a portion of this note was assigned (See Subsequent Events Note 25).

In June of 2010 Flint entered into a Debt Wrap Agreement with one of its note holders, and two institutional investors, whereby the investors purchased a $250,000 outstanding promissory notes issued from Flint on November 10, 2008 for $100,000. Flint authorized the restructure of the $250,000 promissory note into two convertible promissory notes of $125,000 each, accruing no interest and having a maturity date of June 17, 2012, and convertible at any time after September 21, 2010 at a 20% discount of the average closing price over the five trading days prior to the day of conversion the market price.  As of June 30, 2010, these notes had not been repaid or converted.  Partial conversions of these notes occurred after June 30, 2010 (See Subsequent Events Note 25).

Effective as of June 4, 2010, Flint executed a settlement agreement with John Lavery (JL) whereby JL has agreed to, among other things, refinance his debt such that $194,000 is due and payable in monthly installment payments of $48,500 each over a period of 4 months commencing September 30, 2010, and JL agreed to amend the interest and payment terms on his $540,000 convertible promissory note, as follows: (a) the Maturity Date shall be extended to July 31, 2012;  (b) Accrued interest from the date of this Agreement to December 31, 2010, equal to a total of $73,375, will be paid in five equal monthly instalment payments of $14,675 over a period of five (5) months commencing on or before August 31, 2010 and ending on December 31, 2010.  Thereafter, Flint shall pay JL all accrued but unpaid interest on the last day of each calendar month commencing the month of January 2011; and (c) Flint shall pay to JL beginning on January 31, 2011 and on the last day of each month thereafter, one eighteenth (1/18th) of the face value of the Note with a final payment on the unpaid or unconverted remaining Principal Amount on July 31, 2012. (See Subsequent Events Note 25 for more details.)

Effective as of June 17, 2010 Flint executed a settlement agreement with RedQuartz Atlanta, LLC (RedQuartz) and Thomas J. Davis, whereby RedQuartz assigned all of its debt owed by Flint, in the amount of $575,000, to Davis, and Davis has agreed to, among other things, (i) refinance a portion of his debt such that $800,000 is due and payable over a period of 20 months through equal monthly installment payments in the amount of $40,000 each commencing on or before August 31, 2010, (ii) sell two of his outstanding promissory notes in the amounts of $250,000 each to a third party, and, (iii) cancel the rest of his debt, in the amount of $1,530,000, owed by Flint in exchange for 153,000 shares of Series F preferred stock of Flint (the “Shares”), valued at $10.00 per share, having the following material terms:

1.	Yielding a 14% annual dividend payment, based on the total value of the Shares, payable annually beginning on June 17, 2011;
2.
Convertible at any time after the later of January 1, 2011 and the date on which the Company’s Articles of Incorporation shall have been amended to increase the number of total authorized shares of common stock to 500,000,000 or greater, into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion

a.	The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $0.05 per Common Share
b.	Market Price means the average closing price of Flint’s common stock over the twenty trading days preceding the conversion request date
c.	The common stock issued at the time of conversion will be restricted stock and subject to SEC 144 Rule
3.	The Shares will be transferable at Mr. Davis’ discretion, after giving Flint a right of first refusal;
4.
A penalty rate of 0.5% per month on the total amount outstanding will apply for dividend payments that are more than 10 days late, and will continue to apply until default payments are paid in full; and

5.	At no time shall Mr. Davis’ beneficial ownership exceed 4.99% of the total issued and outstanding shares of Flint.

As of June 30, 2010, Flint had not made any payments to Mr. Davis and Flint is therefore in default of the settlement agreement. Any controversy or claim of any kind arising out of or relating to the settlement agreement or its breach must be submitted to binding arbitration in the State of Florida, in accordance with the Arbitration Rules of the American Arbitration Association.

Warrant Component:

As of June 30, 2010, the warrant component of the promissory notes was valued at $779,091 and was recorded as a discount to the promissory note and was netted against the debt during the twelve months ending June 30, 2010. This amount is being amortized over the life of the existing debt. The following are the assumptions used for the Black Scholes calculation:

Fiscal Year Ended June 30, 2010
Expected term (in years)	1 ½ – 3 Yrs.
Weighted average volatility	242.96% – 295.54%
Expected dividend yield	--
Risk-free rate	1.44% – 2.26%

Debt Schedule:

The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	2011	2012	Total
Notes payable	$1,935,163	$--	$1,935,163
Convertible notes payable	1,026,500	801,000	1,827,500
Line of credit	2,038,102	--	2,038,102
Notes payable – related parties	2,061,861	--	2,061,861
Convertible notes payable – related parties	98,000	--	98,000
Total:	$7,960,626	$801,000	$7,960,626

FY2009:

Promissory Notes
During the year ended June 30, 2009, we issued a $300,000 Promissory Note, due March 31, 2009, with 300,000 shares of restricted common stock issued on March 31, 2009.  As of June 30, 2009, this Note had not been repaid and under the terms of the Note we issued an additional 300,000 shares of restricted common stock to the Note holder.  On May 2, 2009 we accepted another short-term loan in an amount of two hundred fifty thousand dollars ($250,000), all principal and a cash fee of one hundred twenty five thousand dollars ($125,000) to be repaid by July 31, 2009.  This Promissory Note was secured by 5,000,000 shares of restricted common stock of CHVC held directly by Flint. These Notes were restructured effective September 1, 2009 (See Note 24: Subsequent Events).

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

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009 in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The Complaint claims that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T seeks an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $199,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed.

We are a party to other legal proceedings filed after June 30, 2010 (See Note 24 Subsequent Events: Legal Proceedings).

Because Thermocredit has a first priority secured interest against all of Flint’s assets, Flint expects that Thermocredit will stop the actual collection on any of these judgments, and management hopes to be able to negotiate further with these plaintiffs and come to a reasonable settlement.

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

Below is a list of our leased offices and space as of June 30, 2010:

Location	Lease Expiration	Annual Rent		Purpose	Approx. Sq. Ft

17918 Pioneer Blvd. #209 Artesia, CA 90701	September 1, 2010	$47,400	(1)	Phone House, Inc. office space	1,750
3507 East Frontage Rd., Ste 190 Tampa, Fl 33607	December 31, 2012	$20,055	(2)	Cable & Voice Corp. office space	1,750

(1)     This lease is subject to increase by a maximum of 3% on September 1, 2010.
(2)     This lease is subject to increase to $20,758 in year 2010, $21,484 in year 2011, and $22,232 in year 2012.

17.           Stockholder’s Equity

Common Stock:
Effective January 21, 2010, we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 200,000,000, par value $0.01.  As of June 30, 2010, 129,824,422 shares were issued and outstanding. There are no special voting or economic rights or privileges.  Effective August 10, 2010 we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 900,000,000, par value $0.01. (See Subsequent Events Note 24).

As of June 30, 2009, 83,794,784 shares were issued and outstanding, however, 12,500,082 of these shares have not yet vested and vesting is contingent upon continued employment with the Company; these shares will not be considered issued and outstanding until the shares vest, and therefore as of June 30, 2009, 71,294,702 shares were issued and outstanding.

Preferred Stock:
As of June 30, 2010 we have 5,000,000 total shares of preferred stock authorized.

Effective February of 2010 we designated 302,000 shares of Series E preferred stock, with no par value, convertible into a maximum potential total of 10,981,818 shares of common stock, using the following calculation: Convertible into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion; The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $0.275 per Common Share; Market Price means the average closing price of our common stock over the twenty trading days preceding the conversion request date.  This Series E preferred stock has one vote per share of preferred stock and yields a 14% annual dividend payment, payable monthly, the first payment of which will be February 28, 2010.  A penalty rate of one half of one percent (0.5%) per month on the total amount outstanding will apply for dividend payments that are more than ten (10) business days late, and will continue to apply and accrue until default payments are caught up in full. As of June 30, 2010 we owed $238,792 in unpaid dividends and as of the date of filing of this annual report we owed a total of $394,148 in unpaid dividends on our Series E preferred stock.

Effective May 2010, we designated 60,000 shares of Series D preferred stock, par value $0.001, convertible into 6,000,000 shares of common stock, accruing no dividends and having one vote per share of preferred stock.  These shares of Series D preferred stock were 100% converted in August 2010. (See Subsequent Events Note 24).

Effective June 17, 2010, we designated 153,000 shares of Series F preferred stock, valued at $10.00 per share, and yielding a 14% annual dividend payment, based on the total value of the Shares, payable annually beginning on June 17, 2011; A penalty rate of 0.5% per month on the total amount outstanding will apply for dividend payments that are more than 10 days late, and will continue to apply until default payments are paid in full.  These shares of Series F preferred stock are convertible at any time after January 1, 2011 into a maximum potential total of 30,600,000 shares, using the following calculation: Convertible into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion.  The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $0.05 per Common Share; Market Price means the average closing price of Flint’s common stock over the twenty trading days preceding the conversion request date. The Shares will be transferable at Mr. Davis’ discretion, after giving Flint a right of first refusal; and at no time shall Mr. Davis’ beneficial ownership exceed 4.99% of our total issued and outstanding shares.

Effective June 17, 2010 we also designated 153,779.66 shares of Series G preferred stock, par value $0.001 per share and convertible into 15,377,966 shares of common stock.  The Series G preferred carries no dividend and a one vote per preferred share voting right. At no time shall the Series G Holder’s beneficial ownership exceed 4.99% of our total issued and outstanding shares.

As of June 30, 2010, there are no shares of Series A, B or C preferred stock outstanding.

Warrants:
We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of June 30, 2010:

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

 2009 Restricted Stock Plan:
The 2009 Restricted Stock Plan (the “2009 Plan”) was adopted by us and our board of directors in October 2009 and on December 2, 2009 the 2009 Plan was approved by our stockholders.  The purpose of the 2009 Restricted Stock Plan is to provide the Company’s employees, directors, officers and consultants, whose present and potential contributions are important to the success of the Company, an incentive, through ownership of the Company’s common stock, to encourage the Company’s employees, directors, officers and consultants to accept or continue in service with the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. A total of 35,000,000 shares of our common stock has been initially reserved for issuance under the 2009 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure of the Company.   As of June 30, 2010, 29,510,000 shares are issued and outstanding, of which, 19,135,000 have vested.

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

The 2005 Stock Option Plan (the “2005 Plan”) was adopted by Semotus in July 2005 and in September 2005 the 2005 Plan was approved by its shareholders.  In September 2007 the 2005 Plan was amended to provide for the granting of stock options to purchase up to 1,150,000 shares of our common stock, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure.  The 2005 Plan expires in July 2015, ten years after its adoption.  Under the 2005 Plan, the Option Committee may grant incentive stock options to purchase shares of our common stock only to employees, and may grant non-qualified stock options to purchase shares of our common stock to our directors, officers, consultants and advisers. The Option Committee may grant options to purchase shares of our common stock at prices not less than fair market value, as defined under the 2005 Plan, at the date of grant for all stock options. The Option Committee also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. In addition, incentive options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Option Committee.  Incentive options granted under the Plan generally vest over three years at a rate of 33% after year one and then equally on a monthly basis over the next two years from the date of grant.  Non-qualified options granted under the Plan generally vest 100% immediately.  As of June 30, 2010, no options were outstanding under the 2005 Plan. See Note 19: Stock Based Compensation, for stock option activity.

The 1996 Stock Option Incentive Plan (the “Plan”) was originally adopted by Semotus in June 1996. The Plan provided for the granting of stock options to acquire common stock and/or the granting of stock appreciation rights to obtain, in cash or shares of common stock, the benefit of the appreciation of the value of shares of common stock after the grant date. The Plan expired in June of 2006, ten years after its adoption.  As of June 30, 2010, no options remain outstanding and exercisable under the 1996 Plan.

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

Since we incurred a net loss for the year ended June 30, 2010, 362,698,080 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive. Since we incurred a net loss for the year ended June 30, 2009, 18,523,530 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $28,865,778 for the year ended June 30, 2010.  We reported a net loss of $14,562,263 for the year ended June 30, 2009.

19.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 17.

We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award. Total stock option compensation expense recognized by us during the year ended June 30, 2010 was $46,247. Total stock option compensation expense recognized by us during the year ended June 30, 2009 was $55,701.

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

Years Ended
Black-Scholes -Based Option Valuation Assumptions	June 30, 2009 and 2010 4.0 – 7.0 yrs 193.0% - 222.6% 198.13% -- 2.77%
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

The following table summarizes the stock option transactions for the years ended June 30, 2010 and 2009 based upon a closing stock price of $0.0038 per share as of June 30, 2010:

Stock Options	Shares (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value ($)
Outstanding at October 1, 2008	1,130,169	0.78	--	0.44	--
Granted	435,000	0.43	--	0.07	--
Exercised	--	--	--	--	--
Forfeited	5,000	0.21	--	0.17	--
Expired	341,444	0.84	--	0.34	--
Outstanding at June 30, 2009	1,218,725	0.64	4.97	0.34	--
Exercisable at June 30, 2009	951,826	0.70	4.10	0.40	--
Granted	--	--	--	--	--

Exercised	--	--	--	--	--
Forfeited	261,566	0.64	--	0.34	--
Expired	957,159	0.69	--	0.40	--
Outstanding at June 30, 2010	--	--	--	--	--

The aggregate intrinsic value of outstanding options as of June 30, 2010 was $0, and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that had exercise prices that were lower than the $0.0038 per share market price of our common stock at June 30, 2010, of which there were none.

No options were exercised during the years ended June 30, 2010 or 2009.

Restricted Common Stock:
On October 1, 2008, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees. These shares of restricted common stock have a total value of $6,307,500; this value was calculated based upon the closing market price of our common stock on the date of grant, October 1, 2008, which was $0.75 per share. Out of these 8,410,000 shares, 2,160,000 shares had been cancelled during the year ended June 30, 2009 and 1,875,000 had been cancelled during the year ended June 30, 2010. We recorded approximately $585,938 and $703,125 in expense for the years ended June 30, 2010 and 2009, respectively, related to these shares of restricted common stock granted to these executive officers, consultants and employees.

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

On January 29, 2009, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 3,000,000 shares of restricted stock, vesting over a period of four years, to executive officers, and in March 2009 we issued a total of 4,250,000 shares of restricted common stock to other key employees.  These shares of restricted common stock have a total value of $2,202,500, calculated based on the closing market price of our common stock on the date of grant.  Out of the total of 7,250,000 shares, 4,250,000 shares had been cancelled during the year ended June 30, 2010.  We recorded approximately $978,750 and $418,958 in expense for the years ended June 30, 2010 and 2009, respectively, related to these shares of restricted common stock granted to these executive officers and key employees.

In February of 2010 we issued 4,000,000 additional shares of restricted common stock to Bill Burbank as part of his separation from employment and recorded approximately $320,000 in expense for the year ended June 30, 2010 related to the issuance of these shares. Also in February of 2010, as a hiring and retention incentive and under the Company’s 2009 Stock Plan, we issued 6,000,000 shares of restricted common stock to Bernard A. Fried.  These shares have a total value of $360,000, calculated based on the closing price of our common stock on the date of grant, and we recorded approximately $45,000 in expense for the year ended June 30, 2010 related to these shares granted.

During the year ended June 30, 2010 we issued a total of 35,790,215 shares of restricted common stock to consultants.  We recorded approximately $830,183 in expense for the year ended June 30, 2010 related to these shares of restricted common stock granted to consultants.

During the year ended June 30, 2009, we issued a total of 1,500,000 shares of restricted stock to employees as part of their separation from employment and 565,454 shares of restricted stock to consultants.  We recorded $421,667 and $133,500 in expense for the year ended June 30, 2009 related to these shares of restricted common stock granted to these separated employees and consultants, respectively.

20.    Management and Board of Directors Changes

Fiscal Year 2010

Effective July 31, 2009 Garrett Sullivan resigned as a member of our Board of Directors.

Effective February 4, 2010, Steve Keaveney resigned as our Chief Financial Officer and as a Director, and Tali Durant resigned as Chief Legal Officer and Corporate Secretary.  Also effective February 4, 2010, John Iacovelli resigned as our Chief Technology Officer and Jose Ferrer resigned as our Vice President of Business Development.  Vincent Browne, our CEO, was appointed to serve as CFO and Corporate Secretary.

Also effective February 4, 2010, Bill Burbank resigned as our President, Chief Operating Officer and as a Director.  In connection with Mr. Burbank’s resignation, the Company entered into a separation agreement with Mr. Burbank (See Note 9, Related Parties for more details on his separation agreement).

Effective February 17, 2010, Anthony LaPine resigned as our Chairman of the Board, and Robert Lanz resigned as a Director and as Chairman of the Audit Committee.  Vincent Browne, our CEO, was appointed to serve as Chairman of the Board.

Effective February 23, 2010, Bernard A. Fried was elected as President and Chief Operating Officer of the Company, and was appointed as a member of the Board of Directors. Flint entered into an employment agreement with Mr. Fried. (See Note 9, Related Parties for more details on his employment agreement).

Effective May 14, 2010, Michael Butler resigned as a member of our Board of Directors.

The vacancies created by the above resignations will not be filled, as the Company’s Board of Directors has determined that it is in the best interests of the Company to decrease the total number of directors on the Board of Directors from six to two.

Fiscal Year 2009

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

21.           Exchange Gains and Losses

As of June 30, 2010 have issued and outstanding €100,000 in one non-convertible notes payable, which has subsequently been partially converted and partially assigned and converted (See Note 25 Subsequent Events: Note Conversions and Restructures), and one million dollars (USD$1,000,000) due may, at CHVC's option, have to be paid through a payment of GBP£721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $158,469 gain and $119,756 loss on translation for the years ended June 30, 2010 and 2009, respectively.

22.           Income Taxes and Tax Valuation Allowance

Deferred tax benefits arising from net operating loss carryforwards were determined using the applicable statutory rates. The net operating loss carryforward balances vary from the applicable percentages of net loss due to expenses recognized under generally accepted accounting principles, but not deductible for tax purposes.

The following table represents the effective tax rate of the Company:
	June 30, 2010	June 30, 2009

Net loss	$28,865,778	$14,562,263

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	June 30, 2010	June 30, 2009

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

At June 30, 2010, the Company had carry forward losses for income tax purposes of approximately $47,884,569 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2030 as follows:
Expiration Year	Amount

2025	$51,134
2026	2,088,492
2027	3,973,099
2028	5,239,902
2029	7,660,164
2030	$28,865,778

23.          $10 Million Reserve Equity Financing Agreement

 On June 17, 2010, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $10 million, subject to certain conditions and limitations.  In connection with the REF Agreement, we also entered into a registration rights agreement with AGS, dated June 17, 2010 (the “RRA Agreement”).  The Company is also required to pay AGS a total of $15,000 in cash, and issued to AGS 11,288,700 shares of restricted common stock and 153,779.66 shares of Series G Convertible Preferred Stock, valued at $0.60 per share.  Such convertible shares are convertible at any time into a total of 15,377,966 shares of common stock.

For a period of 24 months from the effectiveness of a registration statement filed pursuant to the RRA Agreement, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF Agreement by selling shares of our common stock to AGS up to an aggregate of $10.0 million, subject to various limitations that may reduce the total amount available to us. The purchase price of these shares will be between 50% and 5% of the lowest “VWAP” of our common stock during the pricing period (the “Pricing Period,”) which is the five consecutive trading days after we give AGS a notice of an advance of funds (an “Advance”), under the REF Agreement.  The “VWAP” means, as of any date, the daily dollar volume weighted average price of the Common Stock as reported by Bloomberg, L.P. or comparable financial news service.

The amount of an Advance will automatically be reduced by a percentage for each day during the Pricing Period that the VWAP for that day does not meet or exceed 98% of the average closing price of our common stock for the ten trading days prior to the notice of Advance, which is referred to as the “Floor Price.”  In addition, the Advance will automatically be reduced if trading in our common stock is halted for any reason during the Pricing Period.  Our ability to require AGS to purchase our common stock is subject to various conditions and limitations. The maximum amount of each Advance is equal to the greater of $250,000 or 500% of the quotient obtained by dividing the average daily trading volume for the ten days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service, by the VWAP.  In addition, a minimum of five calendar days must elapse between each notice of Advance.

The REF Agreement contains representations and warranties by us and AGS which are typical for transactions of this type.  AGS agreed that during the term of the REF Agreement, AGS will not enter into or execute any short sale of any shares of our common stock as defined in Regulation SHO promulgated under the Exchange Act.  The REF Agreement also contains a variety of covenants by us which are typical for transactions of this type.  The REF Agreement obligates us to indemnify AGS for certain losses resulting from a misrepresentation or breach of any representation or warranty made by us or breach of any obligation of ours. AGS also indemnifies us for similar matters.

Registration Rights Agreement. The shares of Common Stock that may be issued to AGS under the REF Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, (the “Securities Act”).  Pursuant to the registration rights agreement, we will file a registration statement, covering the possible resale by AGS of the shares that we may issue to AGS under the REF. The registration statement may cover only a portion of the total shares of our common stock issuable pursuant to the REF with AGS.  We may file subsequent registration statements covering the resale of additional shares of common stock issuable pursuant to the REF Agreement.  As described above, the effectiveness of the registration statement is a condition precedent to our ability to sell common stock to AGS under the REF Agreement. We intend to file the registration statement as soon as practicable after the date hereof.

24.           Segment Information

Following the corporate restructuring during the financial year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively refered to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities”.

During the course of normal business our segments enter into transactions with one another. Examples of these intersegment transactions include, but are not limited to, the telecom services segment carrying calls generated by the prepaid telecom services segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation and do not impact consolidate results.

	Year Ended June 30, 2010	Year Ended June 30, 2009

Revenues:
Software & Equipment	$1,090,452	$612,186
Prepaid Services	28,121,574	29,821,440
Telecom Services	4,848,479	3,903,443
	$34,060,505	$34,337,069

Gross Profit:
Software & Equipment	$376,621	$210,026
Prepaid Services	709,702	(1,050,634)
Telecom Services	477,163	181,979
	$1,563,486	$(658,629)

Operating Income:
Software & Equipment	$55,906	$191,127
Prepaid Services	(207,273)	(92,319)
Telecom Services	(305,817)	(233,481)
Corporate activities	(6,249,377)	(10,650,563)
	$(6,706,561)	$(10,785,236)

Income (loss) before income taxes:
Software & Equipment	$55,906	$117,740
Prepaid Services	(207,060)	(76,666)
Telecom Services	(1,008,590)	(1,683,359)
Corporate activities	(27,706,034)	(12,919,978)
	$(28,865,778)	$(14,562,263)

Depreciation and amortization:
Software & Equipment	$566	$629
Prepaid Services	951	(29,766)
Telecom Services	1,314,407	(1,554,269)
Corporate activities	-	--
	$1,315,924	$1,583,406

Interest Expense:
Software & Equipment	$-	$-
Prepaid Services	-	-
Telecom Services	-	-
Corporate activities	3,457,600	2,011,640
	$3,457,600	$2,011,640

Capital Expenditiures:
Software & Equipment
Prepaid Services	$--	$--
Telecom Services	--	--
Corporate activities	8,532	353,703
	$8,532	$353,703

Total fixed assets:
Software & Equipment	$--	$6,418
Prepaid Services	--	6,922
Telecom Services	241,071	1,969,740
Corporate activities	--	--
	$241,071	$1,983,079

25.           Subsequent Events

We have evaluated subsequent events through October 12, 2010, which is the date the financial statements were available to be issued.

Special Meeting of Stockholders:  We held our Special Meeting of Stockholders on August 10, 2010, for the purpose of (1) approving an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 900,000,000, and (2) approving a reverse split in a ratio ranging from one-for-ten to one-for-twenty of all our issued and outstanding shares of our common stock. The following summarizes the voting results:

ITEM (1). Stockholders voted to approve an amendment to our Articles of Incorporation to increase the Company’s total authorized shares of common stock from 200,000,000 to 900,000,000.  The vote was as follows:

Votes For	% of Total Shares Outstanding & Voted For	Votes Against	Votes Abstained	Broker Non-Votes
84,558,327	60.80%	56,084	362,474	--

Effective August 10, 2010 we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 900,000,000, par value $0.01.

ITEM (2). Stockholders voted to approve a reverse split in a ratio ranging from one-for-ten to one-for-twenty of all our issued and outstanding shares of our common stock.  The vote was as follows:

Votes For	% of Total Shares Outstanding & Voted For	Votes Against	Votes Abstained	Broker Non-Votes
84,420,537	60.70%	243,869	312,479	--

Although a stock split has been approved by the shareholders, it has not yet been made effective as of the date of the filing of this annual report.  The Board of Directors reserves the right, notwithstanding stockholder approval, and without further action by the stockholders, to abandon or to delay a reverse stock split, if at any time prior to the filing of the amendment it determines, in its sole discretion, that the reverse stock split would not be in the best interests of our stockholders.
Data Sales Lease Amendment:  On September 15, 2010 we executed a Second Amendment to our equipment lease agreement with Data Sales, such that monthly payments in the amount of $20,000 shall commence as of November 1, 2010 and continue until April 1, 2011, at which time the monthly payments shall increase to $57,991 until January 1, 2012.  Additionally, Data Sales has waived all late fees and accrued interest, and we gave Data Sales the option to purchase up to a maximum of $61,000 worth of our restricted common stock at a 20% discount to the Market Price. Market Price being the average closing price per share over the 20 trading days prior to notice of exercise, and having a minimum per share price of $0.0031 (50% of the Market Price as of September 15, 2010).

Legal Proceeding:  Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This suit alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank seeks a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs. Because Thermocredit has a first priority secured interest against all of our assets, we expect that Thermocredit will stop the actual collection on this judgment, and management hopes to be able to negotiate further with Mr. Burbank and come to a reasonable settlement.

New Note Issuances:
In August of 2010 a $35,000 note was issued accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion, and containing a most favored nations clause relating to this variable conversion price.  As of the date of the filing of this annual report, the lowest conversion price is $0.00065 per share, resulting in a potential total issuance of 53,846,153 shares of common stock. However, in accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

In September of 2010 a $40,000 note was issued accruing a rate of 10% per annum and convertible into shares of common stock at 33% of the Market Price at the date of conversion or $0.007 per share, whichever is higher.  Assuming a $0.007 per share conversion price, a total of 5,714,286 shares of common stock are potentially issuable.
On September 13, 2010 we issued another new $25,000 convertible note, accruing interest at 6% per annum and having a maturity date of September 13, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

On September 22, 2010 a $50,000 convertible promissory note was issued accruing interest at a rate of 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion, and containing a most favored nations clause relating to this variable conversion price. As of the date of the filing of this annual report, the lowest conversion price is $0.00125 per share, resulting in a potential total issuance of 40,000,000 shares of common stock. However, in accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

Note Conversions and Restructures:
Subsequent to the special meeting of the shareholders held on August 10, 2010, which authorized an increase in our total authorized common shares to 900 million shares, the Company issued a total of 99,135,000 shares of common stock to ten investors as a result of conversions of all of the principal and accrued interest in a previously issued and outstanding $50,000 convertible promissory note, converting a total of $54,981 of existing debt into shares of the Company’s common stock.  Additionally, all of the issued and outstanding shares of Series D convertible preferred stock, of which there were 60,000, were converted into 6,000,000 shares of restricted common stock.

Between July and September 2010 $15,800 from a $50,000 convertible note issued on December 18, 2009 was converted into 15,133,141 shares of common stock, leaving $18,200 outstanding.  Additionally, in September 2010, $9,000 from a $25,750 convertible note issued in April of 2009 and assigned in May of 2010 was converted into 11,820,979 shares of common stock, leaving $7,000 outstanding.  In October 2010, $20,000 from a $250,000 note issued in November and sold in June 2010 was converted into 12,953,368 shares of common stock.

In August 2010, a 100,000EURO note originally issued in May of 2009 was partially converted ($6,600 into 12,000,000 shares), and partially sold ($8,250) and subsequently converted into 15,000,000 shares of common stock. In September, $50,000 of this 100,000EURO note was assigned to a third party and 15,000,000 shares were issued into an escrow account for the subsequent conversion of this note.  The $50,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of September 13, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Also in August of 2010, $27,500 from the remaining $98,500 convertible note originally assigned in April of 2009 was assigned to a third party. The $27,500 note accrues no interest and is convertible into shares of common stock at $0.00075 per share.  In September 2010 $10,000 worth of a $100,000 note issued in August of 2009 was made convertible at $0.005 per share and was converted into 2,000,000 shares of common stock.

We believe our offering and sale of the securities in the above transactions, made to accredited investors and certain persons outside of the United States, was exempt from registration under Section 4(2) of the Securities Act and Regulation D and Regulation S, promulgated thereunder.

New Restricted Stock Issuances:
In August of 2010, we issued 10,000,000 shares to Vincent Browne, our CEO, and 5,000,000 shares to Bernard A. Fried, our President and COO. In October of 2010 we issued 10,000,000 shares to another key employee. We also issued 6,250,000 to a consultant for services rendered.

Debt Defaults:
As of the date of the filing of this annual report, the first principal payment due to Thermocredit (Thermo), which was due on or before August 31, 2010 pursuant to an Amendment executed with Thermo in June 2010, has not been made and we are therefore in default and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of October 20, 2010 was $2,046,286, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

As of the date of the filing of this annual report, we have not made any payments to China Voice Holding Corp. (CHVC) pursuant to a settlement agreement we executed in June 2010, and we are therefore in default. A default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default. An additional cash payment of $500,000 will also be immediately due and payable.  Effective June 30, 2010 the settlement agreement was amended to delete CHVC’s option to be repaid through the issuance of shares of Flint’s common stock.   CHVC will also be entitled to apply to the court and obtain judgment against Flint for the outstanding payments outstanding and not made as of the Default Event.

Although we have not yet received any written default notices, because we failed to file this annual report by no later than the extended due date of October 13, 2010, we are in default on all of our convertible promissory notes issued during this fiscal year, totaling approximately $573,000 of principal owed.  Generally, upon default these notes become immediately due and payable and we are required to pay between 120% - 150% of the then outstanding balance owed plus accrued and unpaid interest, plus default interest at an annual rate of between 18% - 25%.  If we fail to pay the default amount within five (5) business days of written notice that such amount is due and payable, then the note holder shall have the right at any time, so long as we remain in default (and so long and to the extent that there are sufficient authorized shares), to require us, upon written notice, to immediately issue, in lieu of the default amount, the number of shares of our common stock equal to the default amount divided by the conversion price then in effect.

Merger Agreement:
We entered into a definitive Agreement and Plan of Merger on October 5, 2010 with two of our wholly-owned subsidiaries, and Ingedigit International, Inc., a Florida Corporation (“III”), Gotham Ingedigit Financial Processing Corp (“P2P”), each a Florida corporation and together the “Targets”, and all of the shareholders of III and P2P (the “Merger Agreement”), relating to the acquisition of all of the stock of III and P2P by Flint’s two subsidiaries through a merger in exchange for a potential maximum total of 600,000 shares of our Series H Convertible Preferred Stock (the “Merger Stock”).  300,000 shares of the Merger Stock shall be issued on the Closing Date.  The remaining 300,000 shares of the Merger Stock may be issued, in two tranches of 150,000 each,  during the 12 and 24 months following the Closing Date if either or both of the Targets meet or exceed the revenue and/or other operating targets as mutually agreed upon by Flint and the Targets as of the Closing Date.

The Series H Convertible Preferred Stock has a $10.00 per share liquidation value, a $0.001 par value, one vote for each preferred share issued, and is convertible on or after a period of twelve months from the Closing Date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the Closing Date. Based on the current Market Price of $0.00697 per share and assuming that the Market Price does not improve, the maximum number of common shares potentially convertible from the 300,000 shares of Series H Convertible Preferred Stock to be issued at the Closing is 478,240,070 common shares, with an additional potential 478,240,070 shares potentially to be issued at the end of the 12 and 24 months following the Closing Date, should an additional 300,000 shares of preferred stock be issued pursuant to the Merger Agreement.

The Merger Agreement is subject to certain closing conditions, including, among other things, no material adverse changes to the Targets’ businesses and the cancellation of all related party debt (the “Closing”).  We will incur no placement agent fees or expenses as part of this transaction.