Form 10-Q
period 2010-09-30
FLINT TELECOM GROUP INC.
filed 2010-11-15
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Address of Principal Executive Offices including zip code)

(913) 815-1570
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
 As of November 15, 2010, the Issuer had 529,989,497 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,355	$19,419
Accounts receivable, net of allowance for doubtful accounts of $238,820
for September 30, 2010 and $431,381 for June 30, 2010	1,543,170	1,049,648
Inventories	366,572	361,784
Prepaid expenses and other current assets	3,200	--
Current assets	1,922,297	1,430,851

Fixed assets:
Equipment	1,885,604	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	2,080,443	2,080,443
Less: accumulated depreciation	(1,848,300)	(1,839,372)
Net fixed assets	232,143	241,071

Deferred offering costs	8,333	--
Deposit	--	3,200
Total assets	$2,162,773	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$3,927,178	$3,641,554
Cash overdraft	33,859	--
Other accrued liabilities	669,912	587,033
Accrued interest payable	1,402,496	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,035,312	2,038,102
Due to Flint Telecom Limited	146,335	156,042
Notes payable	1,931,206	1,935,163
Notes payable – related parties	2,124,721	2,061,861
Convertible notes payable, net of discount	1,687,564	517,059
Convertible notes payable – related parties	98,000	98,000
Total current liabilities	14,837,892	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Total liabilities	14,837,892	13,066,017

Commitments and contingencies

Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 608,780 issued and outstanding at September 30, 2010, 668,780 issued and outstanding at June 30, 2010	5,973,901	6,021,301
Common stock: $0.01 par value; 100,000,000 authorized, 316,900,384 issued and outstanding at September 30, 2010, 129,824,422 issued and outstanding at June 30, 2010	3,169,003	1,298,244
Common stock issuable	23,750	47,368
Additional paid-in capital	30,149,545	31,143,927
Accumulated deficit	(51,991,318)	(49,901,735)
Total stockholders' (deficit)	(12,675,119)	(11,390,895)
Total liabilities and stockholders’ equity	$2,162,773	$1,675,122
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues	$4,436,760	$4,603,647
Cost of revenues	4,187,893	4,256,219
Gross profit	248,867	347,428

Operating expenses:
General and administrative:
Consultants	(719)	19,651
Bad debt expense	4,834	220,988
Salaries and payroll related expense	206,386	490,122
Management fee payable to Flint Telecom, Ltd.	50,000	130,000
Stock compensation and option expense:
Directors and officers	186,188	336,875
Consultants	158,333	201,170
Employees	--	44,813
Depreciation and amortization expense	8,929	644,701
Other	73,865	430,186
Total operating expenses	687,816	2,518,506

Operating loss	(438,949)	(2,171,078)

Other income (expense)	(68,885)	41,638
Interest expense	(1,581,749)	(1,176,754)
Net loss from continuing operations	(2,089,583)	(3,306,194)
Income from discontinued operations	--	253,974
Net loss	$(2,089,583)	$(3,052,220)
Net income (loss) per common share:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	$--	$0.01
Net loss per share (basic & diluted)	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic & diluted	208,474,983	75,986,113

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,089,583)	$(3,052,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,929	673,622
Other non-cash transactions:
Stock and option compensation expense	344,521	582,858
Accretion of debt discount	446,182	804,371
Amortization of beneficial conversion feature	350,957	--

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(493,522)	134,715
Prepaid expense	--	8,724
Inventories	(4,788)	399,565
Deferred offering costs	(8,333)	--
Deposit	--	(12,610)
Accounts payable	285,624	(1,030,011)
Cash overdraft	33,859	(100,842)
Accrued liabilities	82,879	4,929
Net due from Flint Telecom, Ltd.	56,036	170,000
Due from related parties	--	124,174
Accrued interest	761,080	239,781
Net cash used in operating activities	(226,159)	(1,052,944)

Cash Flows from Investing Activities:
Purchases of fixed assets	--	(8,532)
Investment in notes receivable	--	(125,071)
Net cash used in investing activities	--	(133,603)

Cash Flows From Financing Activities:
Proceeds from lines of credit	--	16,176
Proceeds from related parties debt	--	115,000
Proceeds from debt	150,000	200,000
Payments on line of credit	(2,790)	--
Redemption of preferred stock	--	(363,019)
Net cash provided (used) by financing activities	147,210	(31,843)

Cash Flows From Foreign Currency Activities:
Exchange (gain) loss on convertible notes	68,885	5,845
Net cash provided by foreign currency activities	68,885	5,845
Net increase (decrease) in cash and cash equivalents	(10,064)	(1,212,545)
Cash and cash equivalents, beginning of the period	19,419	1,337,002
Cash and cash equivalents, end of the period	$9,355	$124,457
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months September	Ended 30,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$--
	===========	===========
Cash paid for income taxes	$--	$--
	===========	==========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of notes payable and accrued interest (Note 11)	$109,131	$117,263
	===========	===========
Discounts – warrants	$--	$708,791
	===========	==========
Discounts – beneficial conversion	$350,957	$114,786
	===========	=========
Capitalization of accrued interest to a note payable	$--	$190,000
	==========	===========
Reduction of Due to Flint Limited through assumption of notes payable	$64,473	$--
	==========	==========
Conversion of series D preferred shares into common stock	$47,400	$--
	==========	==========

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Common Stock Issuable		Additional	Preferred Shares
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Accum. Deficit	Total
Balances at June 30, 2010	129,824,422	1,298,244	4,736,842	47,368	31,143,927	6,021,301	(49,901,735)	$(11,390,895)

Conversion of notes payable into equity	155,089,120	1,550,891	--	--	(1,441,760)	--	--	109,131
Beneficial conversion feature on convertible notes payable	--	--	--	--	350,957	--	--	350,957
Shares issued to consultants for services	6,250,000	62,500	2,375,000	23,750	64,500	--	--	150,750
Stock payable issued	4,736,842	47,368	(4,736,842)	(47,368)	--	--	--	--
Stock compensation expense	--	--	--	--	148,021	--	--	148,021
Shares issued to officers, directors and employees for vested stock compensation	15,000,000	150,000	--	--	(103,500)	--	--	46,500
Conversion of preferred stock into common shares	6,000,000	60,000	--	--	(12,600)	(47,400)	--	--
Net loss for the quarter ended September 30, 2010	--	--	--	--	--	--	(2,089,583)	(2,089,583)
Balances at September 30, 2010	316,900,384	$3,169,003	2,375,000	$23,750	$30,149,545	$5,973,901	$(51,991,318)	$(12,675,119)
	==========	=======	========	======	=========	=========	=========	=========

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

We operate our business through six wholly-owned subsidiaries, Cable and Voice Corporation, Phone House, Inc., Flint Prepaid, Inc. (previously named Wize Communications, Inc.), Digital Phone Solutions, Inc., Ingedigit International, Inc. and Gotham Ingedigit Financial Processing Corp. dba Power2Process, as further described below.  We provide next generation turnkey voice, data and wireless services through partner channels primarily in the United States.  We distribute telecommunications services and products through our distribution channels.

The subsidiaries provide the following telecom services and / or distribute the following telecom products:

(1)
Cable and Voice Corporation – Cable and Voice Corporation was established on June 1, 2008, and is located in Tampa, Florida. Through Cable and Voice, the Company is a leading value-added master distributor of advanced broadband products and services to cable, telecommunications, enterprise and service provider customers throughout the United States. Through Cable and Voice, the Company offers a wide range of products and services which include cable modems, cables, UPS units, AV Powerline and Homeplug adapters, Wi-Fi and cellular wireless hardware and software applications, Intelligent Telephone Adapters (ITA) and IP Telephones for VoIP services and other customer premise equipment.

(2)
Phone House, Inc. – Phone House, Inc. was established on June 12, 2001, and is located in Artesia, California. Phone House is a master distributor for discount calling products that enable users who purchase cards in the United States to call China, India, Mexico, Africa, South America, Brazil, Bangladesh, and other countries throughout the world at significant savings. The international calling cards may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States.

These products are currently sold through a network of over 90 private distributors. Through this network, the Company estimates that its calling products are sold through over 10,000 retail outlets in the United States, of which more than 5,000 retail outlets are located in Southern California.

(3)
Digital Phone Solutions, Inc. – Digital Phone Solutions, Inc. was established on January 29, 2009, and is located in Overland Park, Kansas. Through Digital Phone Solutions, the Company provides a suite of enhanced IP telephonic solutions aimed primarily at small and medium sized enterprises in the United States. Digital Phone Solutions, Inc. delivers all the value added services that manage the entire value-chain including billing, customer care, call routing, service provisioning. Advanced features such as voicemail-delivered-to-email, free inter-office calling, and virtual phone numbers provide additional revenue opportunities. Digital Phone Solutions enables its customers to establish reliable, feature rich and cost effective digital phone services very quickly with zero capital investment.

(4)
Flint Prepaid, Inc. – Flint Prepaid, Inc. (previously Wize Communications, Inc.) was incorporated on March 30, 2009, and is located in Overland Park, Kansas. Flint Prepaid is a retail focused company selling directly to end-users through master distributors and retailers. Flint Prepaid provides pre-paid calling services primarily to immigrant customers wanting to make inexpensive quality calls to their home countries. These value-based calling cards are regionalized and selectively marketed depending on the geographical area and user community.

(5)
Ingedigit International Inc. (“III”) is a U.S. based international pre-paid debit card company, partnered with both U.S. banks and international banks to offer debit cards to their customers. Included with the debit card services are additional services, allowing the partnering banks to add new customers, share funds between existing card holders and perform international fund remittance. All transactions are fully compliant with U.S. and international money laundering laws, as well as counter-terrorism regulations. Transactions are practically instantaneous, available to the card-holder on a 24/7, 365-day basis. The Company’s current markets include the United States, Canada, Mexico, India, Central and South America, Gulf Coast Countries, and the Philippines. The Company intends to expand into the U.K., Africa, Sri Lanka, Bangladesh and the Pacific Rim markets in the near future.

(6)
Gotham Ingedigit Financial Processing Corp. dba Power2Process is a U.S. based advanced financial transaction processing and technology company, working with banking clients and other program sponsors globally. Using Power2Process solutions, clients can deliver ‘own brand’ financial transaction processing services, such as pre-paid products, virtual accounts, money remittances and other stored value services. Both MasterCard and fully PCI Certified, as well as being SAS-70 compliant, P2P is in the unique position of having complete control of all its services from applications development and processing to marketing and support for a full array of back office processing, including ATM and POS network integration and management.

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

Following the corporate restructuring during the fiscal year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively referred to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities.”  See Note 18, Segment Information, for more details

2.           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 20, 2010.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $2,089,583 and $28,865,778 for the three months ended September 30, 2010 and for the year ended June 30, 2010, respectively, negative cash flow from operating activities of $226,159 for the three months ended September 30, 2010, an accumulated stockholder’s deficit of $ 12,675,119 and a working capital deficit of $12,915,595 as of September 30, 2010.  Also, as of September 30, 2010, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

As of the date of this filing we are currently in default on a number of notes payable and other debt repayment plans. As a result, all outstanding principal and accrued interest, if any, outstanding and owed as of the date of default shall be immediately due and payable, which include, but are not limited to, the following (these amounts reflect principal amounts only):  Thermocredit ($2,000,000), CHVC ($1,520,242), Tom Davis ($800,000), and Bill Burbank ($190,000) (See Related Parties Note 8, Notes Payable Note 11, and Subsequent Events Note 19 for more details).  We have also not made any dividend payments on our Series E preferred stock as these payments have become due (See Stockholders Equity Note 13).

The foregoing factors raise substantial doubt about our ability to continue as a going concern.  Ultimately, our ability to continue as a going concern is dependent upon our ability to attract new sources of capital, exploit the growing telecom and prepaid financial services market in order to attain a reasonable threshold of operating efficiency and achieve profitable operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We recently announced significant reductions in our operating costs and are in ongoing discussions with our creditors to restructure our balance sheet and future debt payments. Management expects that the successful outcome of these discussions will allow us to become EBITDA positive as soon as possible. We have secured a $10 million Reserve Equity Financing agreement with AGS Capital Group, LLC that we can draw against when a planned S1 Registration Statement becomes effective with the SEC (See Note 19 for more details) and other indicative funding commitments from investors for additional capital following the planned restructure that management believes is sufficient to fund our operating cash flow needs, before debt repayments, for the next twelve months.

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

5.           Accounts Receivable and Concentration of Credit Risk

3 customer(s) accounted for 59% of our revenue for the three months ended September 30, 2010.  3 customer(s) accounted for 61% of the accounts receivable at September 30, 2010, the largest of which accounted for 24% of the receivables.  One customer accounted for 65% of our revenue for the three months ended September 30, 2009.  Two customers accounted for 38% of the accounts receivable at September 30, 2009, the largest of which accounted for 28% of the receivables.

6.           Fixed Assets

In May of 2010 we entered into a settlement agreement with Telmage Consulting LLC (“TelSpace”) in which TelSpace has furnished to us a perpetual software license as consideration for the repayment of the $250,000 promissory note due to us from TelSpace.  As a result, we recorded an additional $250,000 amount in fixed assets as of June 30, 2010, being amortized over five years.

7.           Capital Leases

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

On September 15, 2010 we executed a Second Amendment to our equipment lease agreement with Data Sales, such that monthly payments in the amount of $20,000 shall commence as of November 1, 2010 and continue until April 1, 2011, at which time the monthly payments shall increase to $57,991 until January 1, 2012.  Additionally, Data Sales has waived all late fees and accrued interest, and we gave Data Sales the option to purchase up to a maximum of $61,000 worth of our restricted common stock at a 20% discount to the Market Price. Market Price being the average closing price per share over the 20 trading days prior to notice of exercise, and having a minimum per share price of $0.0031 (50% of the Market Price as of September 15, 2010).  For the years ended June 30, 2011 and 2012, total cash payments will be $375,371 and $405,938, respectively. As of the date of the filing of this quarterly report, we have not made the first monthly payment due November 1, 2010 and are therefore currently in default.  As a result, all outstanding payments owed as of the date of default are immediately due and payable.

 8.           Related Party Transactions

Loans:
We have limited access to capital from either banking institutions or the capital markets. Consequently, we have loans from a number of third parties, including related parties, as follows.

Flint, Ltd.:
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, has an amount due to it of $146,335 and $156,042 at September 30, 2010 and June 30, 2010, respectively.   This includes charges for management fees earned by Flint Telecom, Ltd., which during the three months ended September 30, 2010 and 2009 were $50,000 and $130,000, respectively.  The management fees are for the executive, operating and financial services provided by Flint Telecom, Ltd. to us. Flint Telecom, Ltd. also has a direct equity investment in us.

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

Employment Agreements:
Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock, vesting over a period of four years, such that ј of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and assuming the Company has achieved sustained profitability) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event occurs.

Effective February 23, 2010, we entered into a two year employment agreement with Bernard A. Fried, effectuating the following:  (i) Mr. Fried’s title is President and Chief Operating Officer; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ј of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The Company may terminate this agreement without cause at any time by giving Mr. Fried 60 days prior written notice, and the Company shall have no further liability other than for the payment of any unpaid salary through the termination date and reimbursement of reasonable business expenses incurred prior to the termination date.

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

Subsequently, effective May 28, 2010, we entered into an Addendum to the Separation Agreement with Mr. Burbank, agreeing to pay a total of $150,000 cash to Mr. Burbank over a period of 8 months; monthly payments in the amount of $18,750 shall commence as of July 31, 2010. As of the date of the filing of this report we have not made these payments and are therefore currently in default.  As a result, a default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default and an additional cash payment of $40,000 is also immediately due and payable.  Mr. Burbank has filed a lawsuit against us for breach of contract, seeking to collect this total amount due (See Note 12, Commitments & Contingencies).

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

As of the date of the filing of this quarterly report, we have not made any payments to China Voice Holding Corp. (CHVC) pursuant to this settlement agreement, and we are therefore in default. A default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default. An additional cash payment of $500,000 will also be immediately due and payable.  Effective June 30, 2010 the settlement agreement was amended to delete CHVC’s option to be repaid through the issuance of shares of Flint’s common stock.   CHVC will also be entitled to apply to the court and obtain judgment against Flint for the outstanding payments outstanding and not made as of the Default Event.

Misc. Loans from other ex-Officers
On September 24, 2009, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  In June of 2010, we agreed to allow Mr. Keaveney to convert a portion of this note, $20,000, into 2,000,000 shares at $0.01 per share. As of September 30, 2010, there is a total outstanding principal balance and accrued interest due on the note of $75,000.  See Note 19, Subsequent Events for more information on this note.

9.           Accounts Payable

Accounts payable at September 30, 2010 were $3,927,178. 4 vendors accounted for 40% of the payables at September 30, 2010, the largest of which accounted for 13% of the payables.

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

10.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2%of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of September 30, 2010, we owed $2,000,000 under the Thermo line of credit.

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

As of the date of the filing of this quarterly report, the first principal payment, which was due on or before August 31, 2010, has not been made and we are therefore in default and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of September 30, 2010 was $2,254,828 shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

One of our subsidiaries, Phone House, Inc., has a line of credit with Wells Fargo bank in the amount of $ 35,312 and $38,102 as of September 30, 2010 and June 30, 2010, respectively.

11.           Promissory Notes and Convertible Promissory Notes

3 Months Ended September 30, 2010

Summary:
During the three months ended September 30, 2010, we issued $150,000 of total principal in the form of convertible promissory notes. Substantially all of the proceeds have been used for the continued operation of our business, including capital expenditures and working capital. During the three months ended September 30, 2010 we also restructured $74,850 principal amount of promissory notes into convertible promissory notes, which were assigned to third parties and subsequently partially converted into shares of common stock.

As of September 30, 2010, we had (taking into consideration the calculation of debt discounts) $4,055,927 of total principal owed under promissory notes and $1,785,563 of total principal owed under convertible promissory notes.

New Convertible Promissory Notes
In August of 2010 a $35,000 note was issued accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion, and containing a most favored nations clause relating to this variable conversion price.  As of the date of the filing of this quarterly report, the lowest conversion price is $0.0006 per share, resulting in a potential total issuance of 58,333,333 shares of common stock. However, in accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

In September of 2010 a $40,000 note was issued accruing a rate of 10% per annum and convertible into shares of common stock at 33% of the Market Price at the date of conversion or $0.007 per share, whichever is higher.  Assuming a $0.007 per share conversion price, a total of 5,714,286 shares of common stock are potentially issuable.

On September 13, 2010 we issued a $25,000 convertible note, accruing interest at 6% per annum and having a maturity date of September 13, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

On September 22, 2010 a $50,000 convertible promissory note was issued accruing interest at a rate of 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion, and containing a most favored nations clause relating to this variable conversion price. As of the date of the filing of this annual report, the lowest conversion price is $0.0006 per share, resulting in a potential total issuance of 83,333,333 shares of common stock. However, in accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

Note Conversions and Restructures
Subsequent to the special meeting of the shareholders held on August 10, 2010, which authorized an increase in our total authorized common shares to 900 million shares, in August of 2010, the Company issued a total of 99,135,000 shares of common stock to ten investors as a result of conversions of all of the principal and accrued interest in a previously issued and outstanding $50,000 convertible promissory note, converting a total of $59,481 of existing debt into shares of the Company’s common stock.

During the three months ended September 30, 2010, $15,800 from a $50,000 convertible note issued on December 18, 2009 was converted into 15,133,141 shares of common stock, leaving $18,200 outstanding.  Additionally, in September 2010, $9,000 from a $25,750 convertible note issued in April of 2009 and assigned in May of 2010 was converted into 11,820,979 shares of common stock, leaving $7,000 outstanding.

During the three months ended September 30, 2010, a 100,000 EURO note originally issued in May of 2009 was partially converted ($6,600 into 12,000,000 shares), and partially sold ($8,250) and subsequently converted into 15,000,000 shares of common stock. In September, $50,000 of this 100,000 EURO note was assigned to a third party and 15,000,000 shares were issued into an escrow account for the subsequent conversion of this note.  The $50,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of September 13, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Also during the three months ended September 30, 2010, $27,500 from the remaining $98,500 convertible note originally assigned in April of 2009 was assigned to a third party. The $27,500 note accrues no interest and is convertible into shares of common stock at $0.00075 per share.  In September 2010 $10,000 worth of a $100,000 note issued in August of 2009 was made convertible at $0.005 per share and was converted into 2,000,000 shares of common stock.

Warrant Component:

As of September 30, 2010, the warrant component of the promissory notes was valued at $1,200,000 and was recorded as a discount to the promissory note and was netted against the debt during the three months ending September 30, 2010. The unamortized value of the debt discount at September 30, 2010 is $265,136 and is being amortized over the life of the existing debt. The following are the assumptions used for the Black Scholes calculation:

Three Months Ended September 30, 2010
Expected term (in years)	1 Ѕ – 3 Yrs.
Weighted average volatility	242.96% – 295.54%
Expected dividend yield	--
Risk-free rate	1.44% – 2.26%

Debt Schedule:

The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	2011	2012	Total
Notes payable	$1,931,206	$--	$1,931,206
Convertible notes payable	1,952,700	--	1,952,700
Line of credit	2,035,312	--	2,035,312
Notes payable – related parties	2,124,721	--	2,124,721
Convertible notes payable – related parties	98,000	--	98,000
Total:	$8,141,939	$--	$8,141,939

For the Year Ended June 30, 2010

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

12.           Commitments and Contingencies

A judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment.  A stipulation for judgment was filed by Carmel Solutions, Inc. (Carmel) in the Superior Court of California, Orange County, California, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009.  As of September 30, 2010 the total judgment is $79,632.

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

Below is a list of our leased offices and space as of September 30, 2010:

Location	Lease Expiration	Monthly Rent		Purpose	Approx. Sq. Ft

17918 Pioneer Blvd. #209 Artesia, CA 90701	Month to Month	$3,950		Phone House, Inc. office space	1,750

3507 East Frontage Rd., Ste 190 Tampa, FL 33607	December 31, 2012	$1,730	(1)	Cable & VoiceCorp. office space	1,750

(1)     This lease has a total annual rent of $20,758 in year 2010, and is subject to increase to $21,484 in year 2011 and $22,232 in year 2012.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

13.           Stockholder’s Equity

Common Stock:
Effective August 10, 2010 we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 900,000,000, par value $0.01. As of September 30, 2010 we had 900,000,000 total shares of common stock authorized and 316,900,384 were issued and outstanding. There is no special voting or economic rights or privileges.

As of June 30, 2010, we had 200,000,000, par value $0.01, total shares of common stock authorized and 129,824,422 shares were issued and outstanding. There were no special voting or economic rights or privileges.

Preferred Stock:
As of September 30, 2010, 5,000,000 total shares of preferred stock, par value $0.001, were authorized and 608,780 shares were issued and outstanding, which is comprised of:

Effective February of 2010 we designated 302,000 shares of Series E preferred stock, with no par value (the “Series E”), convertible into a maximum potential total of 10,981,818 shares of common stock, using the following calculation: Convertible into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion; The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $0.275 per Common Share; Market Price means the average closing price of our common stock over the twenty trading days preceding the conversion request date.  This Series E has one vote per share of preferred stock and yields a 14% annual dividend payment, payable monthly, the first payment of which will be February 28, 2010.  A penalty rate of one half of one percent (0.5%) per month on the total amount outstanding will apply for dividend payments that are more than ten (10) business days late, and will continue to apply and accrue until default payments are caught up in full. As of June 30, 2010 we owed $238,792 in unpaid dividends and as of the date of filing of this quarterly report we owed a total of $394,148 in unpaid dividends on our Series E.

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

As of June 30, 2010, there are no shares of Series A, B, C or D preferred stock outstanding.   Effective May 2010, we designated 60,000 shares of Series D preferred stock, par value $0.001, convertible into 6,000,000 shares of common stock, accruing no dividends and having one vote per share of preferred stock.  These shares of Series D preferred stock were 100% converted in August 2010.

Warrants:
We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of September 30, 2010:

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

 2009 Restricted Stock Plan:

The 2009 Restricted Stock Plan (the “2009 Plan”) was adopted by us and our board of directors in October 2009 and on December 2, 2009 the 2009 Plan was approved by our stockholders.  The purpose of the 2009 Restricted Stock Plan is to provide the Company’s employees, directors, officers and consultants, whose present and potential contributions are important to the success of the Company, an incentive, through ownership of the Company’s common stock, to encourage the Company’s employees, directors, officers and consultants to accept or continue in service with the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. A total of 35,000,000 shares of our common stock has been initially reserved for issuance under the 2009 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure of the Company.   As of September 30, 2010, 44,510,000 shares are issued and outstanding, of which, 34,135,000 have vested.  We intend to propose an increase in the total authorized shares reserved for issuance under the 2009 Plan in our upcoming annual shareholders’ meeting.

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

14.           Earnings (Loss) Per Share

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

Since we incurred a net loss for the three months ended September 30, 2010, 516,555,124 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.  Since we incurred a net loss for the three months ended September 30, 2009, 16,047,182 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $2,089,583 and $3,052,220 for the three months ended September 30, 2010 and 2009, respectively.

15.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 12.

We recognize expense related to the fair value of employee stock option awards on a straight line vesting basis over the vesting period of the award. Total stock expense recognized by us during the three months ended September 30, 2009 was $15,609.

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
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

No stock option transactions occurred during the three months ended September 30, 2010 or 2009, and no stock options remain issued or outstanding.

Restricted Common Stock:
During the three months ended September 30, 2010 we issued a total of 15,000,000 shares of restricted stock to management, as a hiring and retention incentive, and 12,250,000 shares of restricted stock to consultants for services rendered.  We recorded  $196,500 in expense for the three months ended September 30, 2010 related to these issuances.

During the three months ended September 30, 2009, we issued a total of 501,515 shares of restricted stock to consultants as settlements for services rendered.  We recorded $185,561 in expense for the three months ended September 30, 2009 related to these shares of restricted common stock granted to these consultants.

16.           Exchange Gains and Losses

As of September 30, 2010 have issued and outstanding €48,936 in one non-convertible note payable, which has been partially converted and partially assigned and converted (See Note 11, Convertible Notes Payable for more details), and one million dollars (USD$1,000,000) due may, at CHVC's option, have to be paid through a payment of GBP 721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $68,885 and $5,845 loss on translation for the three months ended September 30, 2010 and 2009, respectively.

17.           $10 Million Reserve Equity Financing Agreement

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

The amount of an Advance will automatically be reduced by a percentage for each day during the Pricing Period that the VWAP for that day does not meet or exceed 98% of the average closing price of our common stock for the ten trading days prior to the notice of Advance, which is referred to as the “Floor Price.”  In addition, the Advance will automatically be reduced if trading in our common stock is halted for any reason during the Pricing Period.  Our ability to require AGS to purchase our common stock is subject to various conditions and limitations. The maximum amount of each Advance is equal to $250,000 or 500% of the quotient obtained by dividing the average daily trading volume for the ten days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service, by the VWAP.  In addition, a minimum of five calendar days must elapse between each notice of Advance.

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

18.           Segment Information

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Revenues:
Software & equipment	$308,491	$166,980
Prepaid services	4,128,269	4,436,667
	$4,436,760	$4,603,647

Gross profit (loss):
Software & equipment	$161,702	$(5,191)
Prepaid services	96,185	352,619
Telecom services	(9,020)	--
	$248,867	$347,428

Operating income (loss):
Software & equipment	$101,358	$(52,475)
Prepaid services	$(5,552)	$31,738
Telecom services	$(9,020)	$--
Corporate activities	$(525,735)	$(2,150,341)
	$(438,949)	$(2,171,078)

Income (loss) before income taxes:
Software & equipment	$101,358	$(52,475)
Prepaid services	$(5,552)	$29,628
Telecom services	$(9,020)	$--
Discontinued operations	$--	$253,974
Corporate activities	$(2,176,369)	$(3,283,347)
	(2,089,583)	$(3,052,220)

Depreciation and amortization:
Software & equipment	$--	$283
Prepaid services	$8,929	$390
Telecom services	$--	$--
Discontinued operations	$--	$644,028
	$8,929	$644,701

Interest expense:
Software & equipment	$--	$--
Prepaid services	$--	$--
Telecom services	$--	$--
Corporate activities	$1,581,749	$1,176,754
	$1,581,749	$1,176,754

	Three Months Ended September 30, 2010	Year Ended June 30, 2010

Total fixed assets:
Prepaid Services	$232,143	$241,071
	$232,143	$241,071

19.           Subsequent Events

We have evaluated subsequent events through November 15, 2010, which is the date the financial statements were available to be issued.

Acquisition of Ingedigit International, Inc. and Gotham Ingedigit Financial Processing Corp.
On October 25, 2010, Flint Telecom Group, Inc. (“Flint”) acquired all of the stock of Ingedigit International, Inc. and Gotham Ingedigit Financial Processing Corp dba Power2Process, both Florida corporations, through a merger of each of those companies into two wholly-owned subsidiaries of Flint, in exchange for a maximum potential total of 600,000 shares of Flint’s Series H Convertible Preferred Stock (the “Merger Stock”), pursuant to an Agreement and Plan of Merger dated October 5, 2010 (the “Merger Agreement”).  300,000 shares of the Merger Stock were issued on the Closing Date. The remaining 300,000 shares of the Merger Stock may be issued, in two tranches of 150,000 each, during the 12 and 24 months following the Closing Date if either or both of the Targets meet or exceed the revenue and/or other operating targets as mutually agreed upon by Flint and the Targets as of the Closing Date.

The Series H Convertible Preferred Stock has a $10.00 per share liquidation value, a $0.001 par value, one vote for each preferred share issued, and is convertible on or after a period of twelve months from the Closing Date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the Closing Date. Based on the current Market Price of $0.004 per share and assuming that the Market Price does not improve over the next 12 months, the maximum number of common shares potentially convertible from the 300,000 shares of Series H Convertible Preferred Stock issued at the Closing is 750,000,000 common shares, with an additional 750,000,000 shares potentially to be issued upon conversion at the end of the 24 and 36 months following the Closing Date, should an additional 300,000 shares of preferred stock be issued pursuant to the Merger Agreement. However, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time.

Debt Defaults:
As of the date of the filing of this quarterly report, the first principal payment due to Thermocredit (Thermo), which was due on or before August 31, 2010 pursuant to an Amendment executed with Thermo in June 2010, has not been made and we are therefore in default and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of November 12, 2010 was $2,312,285, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

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

New Restricted Stock Issuances:
In October of 2010 we issued 10,000,000 shares to a key employee as a retention incentive, and 2,375,000 shares to certain consultants for services rendered.

New Convertible Notes Issued and/or Restructured

In October of 2010, we issued a new $25,000 convertible note, accruing interest at 6% per annum and having a maturity date of October 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion. Additionally, $50,000 of the 100,000 EURO note was assigned to this third party and 15,000,000 shares were issued into an escrow account for the subsequent conversion of this note.  The $50,000 note includes the following terms: accruing interest at 6% per annum and having a maturity date of October, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Also in October of 2010, we issued another new $25,000 convertible note, accruing interest at 8% per annum and having a maturity date of October 2011 and convertible at 25%  of the average of the lowest 3 intraday trading price on any of the previous 20 trading days from the date of conversion. Additionally, $25,000 of the 100,000 EURO note was sold to this third party, and restated to be convertible at 25% of the average of the three lowest intra-day trading prices over the 20 days preceding the date of conversion.  $13,950 was converted into 18,000,000 shares of common stock.

Also in October of 2010, we issued a new convertible note in the amount of $30,000, accruing interest at 8% per annum and having a maturity date of July 25, 2011 and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.

In November, the $75,000 promissory note issued September 24, 2009 was made convertible and $50,000 of Mr. Keaveney’s promissory note was purchased by a third party and partially converted.  Also in November, a new promissory note was issued in the amount of $47,000, accruing interest at a rate of 18% per annum, convertible at a 50% discount to the market price at the time of conversion and having a maturity date of November 2011.

Convertible Note Conversions
In October 2010, 13 convertible note holders converted a total of $165,400 of existing debt into 98,370,035 shares of our common stock.

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

OVERVIEW
Management’s objective for the three months ended September 30, 2010 was to improve overall operations to reduce the need for external financing in the difficult economic and financial markets. We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business.

In the three months ended September 30, 2010, we had a net loss of $2,089,583 ($0.01 per share basic and diluted), as compared to a net loss of $3,052,220 ($0.04 per share basic and diluted) in the three months ended September 30, 2009. The decrease in the losses year on year was predominantly as a result of the corporate restructuring activities carried out in early 2010. This has resulted in a smaller organization of operating companies that are either profitable or breakeven and a reduced operating corporate overhead. Our overall cash decreased by $10,064 in the three months ended September 30, 2010, compared to a decrease of $1,212,545 in the three months ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REVENUES

Revenues for the three months ended September 30, 2010 decreased 4% to $4,436,760 as compared to $4,603,647 for the three months ended September 30, 2009.  This decrease is due to management’s focus on mimizing bad debt risk in the prepaid segment given the tough economic climate the low gross margins generated by this segment.

COST OF REVENUES AND GROSS MARGIN

Gross margins for the three months ended September 30, 2010 decreased 28% to $248,867 as compared to $347,428 for the months ended September 30, 2009. This decrease is mainly due to a change in the product mix sold in the prepaid segment as a result of vendors changing the products offered and reducing the margins available. Management continues to source new products and services that will increase the margins generated from this segment. The recent acquisitions of Power2Process and Ingedigit will provide higher margin products for sale through the prepaid channels to improve gross margins in the future.

OPERATING EXPENSES

Operating expenses decreased 73% to $687,816 in the three month period ended September 30, 2010 versus $2,518,506 for the same period in the last fiscal year.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs have decreased during the three months ended September 30, 2010 versus 2009 due to cost savings that have been achieved by the business following restructuring activities during the last financial year.

The non-cash charges for compensation consist mainly of the grants of stock issued as part of settlements for services rendered.  The common stock issued was valued at its fair market value at the date of issuance.

INTEREST EXPENSE

The $1,581,749 for the three months ended September 30, 2010 in interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts and the accounting cost of beneficial conversion features related to those notes.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash decreased by $10,064 for the three months ended September 30, 2010 due to a continued loss from operations. We were able to cover some of the cash loss through proceeds from convertible and additional promissory note issuances.  The sources and uses of cash are summarized as follows (unaudited):

	Three Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(226,159)	$(1,052,944)
Net cash used in investing activities	$--	$(133,603)
Net cash used in financing activities	$147,210	$(31,843)
Net cash provided by foreign currency activities	$68,885	$5,845
Net increase (decrease) in cash and cash equivalents	$(10,064)	$(1,212,545)

During the three months ended September 30, 2010, cash used in operating activities was $226,159 resulting from a gross loss of $2,089,583 and operating expenses of $687,816. The loss included non-cash charges for stock and option compensation of $344,521, accretion of debt discounts and amortization of beneficial conversion features on loan notes totaling $797,139.

Other operating activities that decreased cash were an increase in accounts receivable of $493,522, and an increase in inventory of $4,788. Operating activities that increased cash were an increase in cash overdraft of $33,859 and an increase in accounts payable of $285,624, along with an increase in accrued liabilities of $82,879 and an increase in accrued interest of $761,080.

Cash provided by financing activities for the three months ended September 30, 2010 consisted of the issuance of convertible notes payable of $150,000 and a reduction in the line of credit of $2,789.

As of September 30, 2010, we had cash and cash equivalents of $9,355, a decrease of $10,064 from the balance at June 30, 2010, which was $19,419.  Our working capital deficit increased as of September 30, 2010 to ($12,915,595) as compared to a working capital deficit of ($10,630,231) at June 30, 2010.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

We are still largely dependent on financing in order to generate cash to maintain its operations. We have been successful in raising required capital to date by way of convertible debt. In June 2010 we completed a $10 million Reserve Equity Finance agreement with AGS Capital which will become available to the Company when an S1 Registration statement is deemed effective by the SEC. Management continue to investigate the capital markets for suitable financings. However, there is no assurance that any additional capital will be raised.  We closely monitor our cash balances and our operating costs in order to maintain an adequate level of cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended September 30, 2010, we issued 15,000,000 shares of restricted common stock to senior management, as a retention incentive, and 6,250,000 shares to certain consultants, as part of their compensation for services rendered. Additionally, a number of convertible note holders converted their convertible promissory notes into common shares, equaling a total of 174,825,962 shares of our common stock.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location
2.1	Agreement and Plan of Merger dated October 5, 2010.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
2.2	Form of Certificate of Designation of Series H Preferred Stock.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Incorporated by reference to Exhibit 3.19 to the Registrant’s Form 10-K filed on October 20, 2010.
4.1	$35,000 Convertible Promissory Note issued August 19, 2010	Incorporated by reference to Exhibit 4.49 to the Registrant’s Form 10K filed on October 20, 2010.
4.2	$27,500 Convertible Promissory Note issued August 19, 2010, as amended and restated.	Incorporated by reference to Exhibit 4.50 to the Registrant’s Form 10K filed on October 20, 2010
4.3	$40,000 Convertible Promissory Note issued September 9, 2010.	Incorporated by reference to Exhibit 451 to the Registrant’s Form 10K filed on October 20, 2010
4.4	$50,000 Convertible Promissory Note issued September 22, 2010.	Incorporated by reference to Exhibit 452 to the Registrant’s Form 10K filed on October 20, 2010
4.5	$25,000 Convertible Promissory Note issued September 13, 2010.	Incorporated by reference to Exhibit 4.53 to the Registrant’s Form 10K filed on October 20, 2010
4.6	$50,000 Convertible Promissory Note issued September 13, 2010, as amended and restated.	Incorporated by reference to Exhibit 4.54 to the Registrant’s Form 10K filed on October 20, 2010
4.7	$50,000 Convertible Promissory Note as amended & restated on October 11, 2010	Filed electronically herewith.
4.8	$25,000 Convertible Promissory Note issued on October 11, 2010	Filed electronically herewith.
4.9	Purchase and Satisfaction Agreement dated October 8, 2010	Filed electronically herewith.
4.10	$25,000 Convertible Promissory Note issued on October 8, 2010	Filed electronically herewith.
4.11	$30,000 Convertible Promissory Note issued on October 21, 2010	Filed electronically herewith.
4.12	Addendum #2 to the Note dated September 24, 2009.	Filed electronically herewith.

10.1	2009 Restricted Stock Plan	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on October 26, 2009.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: November 15, 2010             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer) and Chief Financial Officer (Principal Financial Officer)