Form 10-K/A
period 2010-06-30
FLINT TELECOM GROUP INC.
filed 2011-01-13
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 –K/A

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

As part of our ongoing emphasis on streamlining our operations and reaching sustainable profitability, during the fiscal year ended June 30, 2010 we shut down and disposed of four of our other wholly owned subsidiaries originally acquired in January of 2009: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles in the amount of $12,215,200.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Commission and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. Please call 1-800-SEC-0330 for information about the Commission’s Public Reference Room. The Commission also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of the commission’s web site is http://www.sec.gov. Our web site is http://www.flinttelecomgroup.com. The information on our website is neither a part of nor incorporated by reference into this report. We make available on our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through a link to our reports filed on the commission’s web site from our web site. Information contained on our web site is not a part of this report.

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

The business purpose for acquiring these companies was to expand the distribution channels and addressable market for us. At the time of the transaction, we had telecoms network and infrastructure delivering VoIP telephony services that were growing organically and looking for additional revenue channels. These acquisitions brought established channels for prepaid calling products that opened up both new product areas for the existing network in our targeted migrant customer base that we could introduce new products to. Cable and Voice Corporation offered a strategic channel to rural and large cable companies, a key market for our VoIP services.

During 2009, we successfully developed our own brand prepaid calling products via Flint Prepaid Inc (formally Wize Communications) and had limited success in penetrating the existing markets that the acquisitions brought. The funding markets continued to be extremely challenging throughout 2009 and the planned investment levels were not achieved. In the first quarter of 2010 we did a full review of all business operations in light of continued funding challenges to minimize cash used in operations.  As a result of that review we decided to close those businesses that did not deliver positive cash flow either directly or when the associated corporate activities relating to those businesses were considered. We also reduced our corporate staffing and functions commensurate with these actions. Therefore, during the third quarter ended March 31, 2010 we shut down four of these subsidiary companies: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles and other one-time costs in the amount of $12,215,200.

During the fourth quarter ended June 30 2010, as part of our corporate and Balance Sheet restructuring efforts we agreed to return our 15,000,000 common shares held of CHVC and we sold these four companies to CHVC or its designated assignee pursuant to a settlement agreement, as amended, with CHVC effective June 30, 2010 in which CHVC agreed to reduce amounts due under the original agreement and also return 15,800,000 of FLTT shares held by them. (See Note 9 Related Party Transactions). Consequently, we recognized an equity contribution in the amount of $5,285,327 and a one-time charge of $2,250,000 relating to the return of the CHVC shares held by the Company at the time of the sale.

During the year ended June 30, 2009, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger and disposed of the Semotus software business on January 28, 2009.  Semotus issued 28,460,094 shares of restricted common stock to Flint Telecom, Inc. pursuant to a definitive Contribution Agreement dated April 23, 2008 (the “Contribution Agreement”).  Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities. We acquired Semotus to give us access to a new market by combing their HipLink technology with our VoIP network that would allow Semotus to offer a hosted version of their market leading solution to existing government and enterprise customers.

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

On January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of our restricted common stock valued at $1,333,040 owned by Mr. LaPine following Mr. LaPine exercising his right to purchase the Semotus Business/Solutions Division from Flint, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, which states that Mr. LaPine shall have the right to purchase (at any time within the three-year period commencing on the date of Closing) or, in the event the Board shall determine to dispose of the Semotus Business unit prior to the end of such three-year period, a right of first refusal with respect thereto, in exchange for (1) the shares issued in accordance with this Section 8.2(f) or (2) the fair market value of the Semotus Business at the time Mr. LaPine exercises his right to purchase payable by delivery of the shares issued in accordance with this Section 8.2(f) or cash, whichever is less. When considering the transaction the Board considered that this was the best value achievable for the Company following Mr. Lapine’s request.

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

As a result of this discontinuation, we recorded a net loss of $1,311,835 in discontinued operations, for the year ended June 30, 2009.  This net loss consists of the following: a gain on return of stock of $1,439,767, an impairment of Semotus goodwill of ($2,538,148), and a net write-off of Semotus’ profits and losses of ($213,454).

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

The Company did not have adequate oversight of its disclosure controls and procedures to ensure timely and effective review of its financial accounts.  These deficiencies resulted in the delay of the filing of the Company’s Annual Report on Form 10-K for the years ended June 30, 2009 and 2010.  As a result of the material weaknesses described herein, management concluded that Flint’s internal control over financial reporting was not effective as of June 30, 2010, based on the criteria identified above. Our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

(b) Changes in internal control over financial reporting. There were changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected our internal control over financial reporting. These changes occurred in the year ended June 30, 2009 and were due to the reverse merger with Semotus and the acquisition of six subsidiary companies previously owned by CHVC, which resulted in additional accounting personnel and financial reporting procedures to be assimilated, combined and/or consolidated together with Flint’s accounting personnel and financial reporting procedures. Additionally, in the year ended June 30, 2010, there were closures of four subsidiary companies, which resulted in a subsequent reduction of accounting personnel and financial reporting procedures.

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

 Biographies:

Vincent Browne, age 42.  Mr. Browne founded Flint Telecom, Ltd, Flint Telecom, Inc.’s parent company, in December of 2004, and Flint Telecom, Inc. was incorporated in July of 2005. Mr. Browne has been CEO of Flint Telecom, Ltd., Flint Telecom, Inc. and Flint Telecom Group, Inc. since each of their inceptions.  Mr. Browne became Chairman, CFO and Corporate Secretary in February of 2010.  Mr. Browne has over 15 years experience in the ICT sector. Prior to joining Flint, Mr. Browne founded Prime Carrier Limited (PCL) in 2000 and was its CEO. PCL provides advanced Least Cost Routing software and systems to Tier 1 operators across the globe. During his time as founding CEO at PCL, he raised over €12m in various funding rounds and successfully negotiated several multi-million dollar contracts with international customers. Prior to that, Mr. Browne worked with Siemens and Esat BT. Mr. Browne holds a BComm degree from University College Dublin.  Mr. Browne’s 15 years of experience in the telecom industry and in the financial markets led us to the conclusion that he should serve as one of Flint’s officers and on the board of directors.

Bernard A. Fried, age 64. Mr. Fried became our President, Chief Operating Officer and a member of the board of directors in February of 2010.  He currently also serves as managing member of FCI Companies, LLC, a successor company to Fried Consulting, Inc.  Previously, he served as Vice President and Managing Director of Condado Group, Inc., a customer relationship management and call center consulting firm.  Prior to joining Condado Group, Mr. Fried was President of Fried Consulting, Inc, a call center and telecommunications consulting firm.  During his career, he has held numerous executive positions in the call center, telecommunications, and biometric industries.   Mr. Fried currently also serves on the Board of Directors of the United States Internet Industry Association, and is a former board member of Ascent (which merged into Comptel), one of the primary associations for the wholesale telecommunications industry.  Mr. Fried also currently teaches management and leadership courses in the School of Professional and Graduate Studies at Baker University in Kansas.  Mr. Fried filed a Chapter 7 petition under the federal bankruptcy laws on April 30, 2008, which was discharged on July 22, 2008. Mr. Fried received his MBA, with distinction, from Pace University in New York. Mr. Fried’s experience at various companies in the telecom industry and as a board member of another company in the telecom space led us to the conclusion that he should serve as one of Flint’s officers and directors.
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Vincent Browne, Chief Exec. Officer	2010	60,000	(1)	--	--		--	--	--	--		60,000
	2009	146,588	(1)	--	1,875,000	(2)	--	--	--	--		2,021,588
Bill Burbank, President	2010	62,715	(3)	--	--					320,000	(5)	382,715
	2009	77,262	(3)	--	760,000	(4)	--	--	--	--		837,262
Stephen Keaveney, Chief Financial Officer	2010	60,000	(6)	--	--							60,000
	2009	60,000	(6)	--	875,000	(7)	--	--	--	--		935,000
Bernard A. Fried, President	2010	25,000	(8)	--	360,000	(9)	--	--	--	--		385,000

(1)
Represents the actual amount paid to Mr. Browne during the fiscal years ended June 30, 2009 and 2010. Mr. Browne’s Annual salary as of October 6, 2008, per his employment agreement, is $180,000. To date Mr. Browne has not been paid all of his salary, and such unpaid amounts are accounted for as accrued but unpaid to date.

(2)	Represents the aggregate fair value of the stock award relating to 2,500,000 shares of restricted common stock granted on October 6, 2008 and vesting over a period of four years.

(3)
Actual annual salary, per Mr. Burbank’s employment agreement, was $186,000.  Mr. Burbank’s start date with the Company was January 29, 2009.  On February 4, 2010, Mr. Burbank resigned from his respective executive officer positions and from the board of directors of the Company. See Item 13, “Separation Agreement with Bill Burbank” for more details.

(4)	Represents the aggregate fair value of the stock award relating to 2,000,000 shares of restricted common stock granted on January 29, 2009, vesting over a period of four years.

(5)	Represents the aggregate fair value of the stock award relating to 4,000,000 shares of restricted common stock granted on February 4, 2010 as part of Mr. Burbank’s separation.

(6)
Actual annual salary, per Mr. Keaveney’s employment agreement that went effective as of March 1, 2009, is $180,000 per year. On February 4, 2010, Mr. Keaveney resigned from his respective executive officer positions and from the board of directors of the Company.

(7)	Represents the aggregate fair value of the stock award relating to 3,500,000 shares of restricted common stock granted on March 1, 2009 and vesting over a period of four years.

(8)	Represents the actual amount paid to Mr. Fried during the fiscal year ended June 30, 2010. under Mr. Fried’s employment agreement that went effective February 23, 2010.

(9)	Represents the aggregate fair value of the stock award relating to 6,000,000 shares of restricted common stock granted on February 23, 2010 and vesting over a period of four years.

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

Bernard A. Fried:
Effective February 23, 2010, Bernard A. Fried was elected as President and Chief Operating Officer of the Company, and was appointed as a member of the Board of Directors. Flint entered into an employment agreement with Mr. Fried, effectuating the following:  (i) Mr. Fried’s title is President and COO of Flint; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 6,000,000 shares of restricted common stock vesting over a period of four years, such that ¼ of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested upon his four year anniversary with Flint.

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

Title of Class	Name And Address of Beneficial Owners* (1)	Number of Shares	Percent of Class

Common	Flint Telecom, Ltd. (2) Carrick House 49 Fitzwilliam Square Dublin 2 Ireland	21,003,139	15.61%

Common	Michael Butler (3) Carrick House 49 Fitzwilliam Square Dublin 2 Ireland	17,213,818	12.79%

Common	AGS Capital Group, LLC 2 Water St., Ste. 17G New York, NY 10004 (4)	11,744,480	8.73%

	Named Executives

Common	Vincent Browne (5)	24,693,889	19.03%

Common	Bernard A. Fried (6)	151,515	--

	All Officers and Directors as a Group (2 Persons) (7)	24,845,404	19.05%

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

(4)	AGS Capital Group, LLC is controlled by Allen Silberstein.
(5)
Includes 2,597,000 shares held directly, 1,093,7500 shares that have vested out of the 2,500,000 shares that vest quarterly at each annual anniversary over a period of four years from October 1, 2008, and 21,003,139 shares held indirectly through Mr. Browne’s ownership in Flint Telecom, Ltd. The 2,597,000 shares held directly have been pledged as security.

(6)
Includes 151,515 shares held indirectly by Mr. Fried through Mr. Fried's ownership in FCI Companies, LLC. Does not include 6,000,000 unvested shares granted on February 23, 2010 pursuant to Mr. Fried's employment agreement.

(7)	Includes the shares listed above as beneficially owned by the above listed Named Executive Officers.

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

Equity Reclassification: The Series E preferred shares issued to Mr. Butler pursuant to a settlement agreement dated December 31, 2009 have been moved from equity to the mezzanine area of the balance sheet. The equity statement has been updated to account for this reclassification.
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

Settlement Agreement with China Voice Holding Corp.
China Voice Holding Corp. (CHVC) was a related party due to the fact that it was a greater than 10% shareholder at the time of our acquisition of six of its U.S. subsidiaries in January of 2009. Additionally, Bill Burbank became our President and COO and at the same time was CEO of CHVC. Effective as of May 28, 2010, we executed a settlement agreement with CHVC whereby CHVC has agreed to, among other things, cancel and terminate any and all rights it has under its $7,000,000 promissory note issued by us (the “Note”) and the Series C Preferred Shares of Flint (the “Preferred

Shares”), including the repayment of any and all principal amounts underneath the Note and the Preferred Shares, and to return 15,800,000 shares of our common stock to Flint (thereby allowing CHVC to keep 5,200,000 shares of our common stock), and in exchange we agreed to pay a total of $1,520,242 to CHVC through installment payments over a period commencing August 31, 2010 and ending May 31, 2011 and abandon its claim to 15,000,000 shares of CHVC’s common stock.

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

FLINT TELECOM GROUP, INC.

Date: January 13, 2011	By: /s/ Vincent Browne Vincent Browne Chief Executive Officer and Chief Financial Officer

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

/S/ L.L. Bradford & Company, LLC
L.L. Bradford. & Company, LLC
October 20, 2010
Las Vegas, Nevada

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,419	$1,337,002
Accounts receivable, net of allowance for doubtful accounts
of $431,381 and $205,397 as of June 30, 2010 and 2009, respectively	1,049,648	2,585,875
Notes receivable	--	125,000
Inventories	361,784	886,512
Investment in marketable securities	--	2,700,000
Due from Flint Telecom, Ltd.	--	258,731
Due from related parties	--	124,174
Prepaid expenses and other current assets	--	8,724
Current assets	1,430,851	8,026,018

Fixed Assets:
Equipment	1,885,604	1,851,830
Capitalized leases – equipment	194,839	819,025
Total fixed assets	2,080,443	2,670,855
Less: accumulated depreciation	(1,839,372)	(687,776)
Net fixed assets	241,071	1,983,079

Deposit	3,200	3,149
Goodwill	--	2,687,080
Other intangible assets, net	--	10,587,115
Total assets	$1,675,122	$23,286,441

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,641,554	$5,140,268
Cash overdraft	--	175,096
Other accrued liabilities	587,033	215,898
Accrued interest payable	650,897	545,938
Lease obligations – current	375,371	601,275
Lines of credit	2,038,102	3,143,962
Notes payable	1,935,163	1,525,886
Notes payable – related parties, net of discount	2,061,861	5,440,232
Convertible notes payable, net of discount	517,059	115,000
Convertible notes payable – related parties, net of discount	98,000	94,062
Due to Flint Telecom Ltd.	156,042	--
Redeemable preferred stock	--	1,250,000
Total current liabilities	12,061,082	18,247,617

Convertible notes payable – long-term, net of discount	598,997	--
Convertible notes payable due to related parties – long-term, net of discount	--	542,004
Notes payable due to related parties – long term, net of discount	--	3,021,865
Lease obligations - long-term	405,938	117,707
Total liabilities	13,066,017	21,929,193

Commitments & contingencies
Redeemable equity securities	4,515,379	--
Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 5,000,000 authorized, 668,780 issued and outstanding at June 30, 2010, 1,250,000 issued and outstanding at June 30, 2009	1,692,735	--
Common stock: $0.01 par value; 900,000,000 authorized, 129,824,422 issued and outstanding at June 30, 2010, 71,294,702 issued and outstanding at June 30, 2009	1,298,244	712,947
Common stock issuable	47,368	44,786
Additional paid-in capital	30,957,114	22,085,472
Accumulated other comprehensive loss	--	(450,000)
Accumulated deficit	(49,901,735)	(21,035,957)
Total stockholders' equity (deficit)	(15,906,274)	1,357,248
Total liabilities and stockholders’ equity (deficit)	$1,675,122	$23,286,441

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009
Revenues	$34,060,505	$34,337,063
Cost of revenues	32,497,019	34,995,692
Gross margin (loss)	1,563,486	(658,629)

Operating expenses:
General and administrative:
Consultants	120,152	804,816
Bad debt expense	510,572	188,707
Salaries and payroll related expense	1,468,248	1,310,378
Management fee payable to Flint Telecom, Ltd.	570,000	286,205
Stock compensation and option expense:
Directors and officers	1,901,372	3,515,688
Consultants	986,961	133,501
Employees	212,583	714,762
Depreciation and amortization expense	1,315,924	1,583,406
Other	1,184,235	1,589,144
Total general and administrative	8,270,047	10,126,607

Total operating expenses	8,270,047	10,126,607
Operating loss	(6,706,561)	(10,785,236)
Other income (expense)	159,043	(453,552)
Interest expense	(3,457,600)	(2,011,640)
(Loss) on investment	(2,250,000)	--
Loss on debt settlements	(2,757,702)	--
Provision for income taxes	--	--
Loss on disposal of fixed assets	(332,023)	--
Impairment of fixed assets	(1,305,735)	--
Impairment of goodwill and intangible assets	(12,215,200)	--
Net loss from continuing operations	(28,865,778)	(13,250,428)
Loss from discontinued operations, net of tax	--	(1,311,835)
Net loss	$(28,865,778)	$(14,562,263)
Net loss per common share:
Basic	$(0.35)	$(0.31)
Diluted	$(0.35)	$(0.31)

Weighted average shares outstanding:
Basic	83,547,968	46,917,683
Diluted	83,547,968	46,917,683

See accompanying notes to the consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
	Common Stock		Common Stock Issuable		Additional	Preferred Shares	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2008	28,460,094	$284,601	--	$--	$778,282	$--	$--	$(6,473,694)	$(5,410,811)
Acquisition of Semotus Solutions, Inc.	2,990,900	29,909	--	--	2,416,364	--	--	--	2,446,273
Acquisition of the six CHVC subsidiaries	21,000,000	210,000	--	--	7,770,000	--	--	--	7,980,000
Issuance of new shares as compensation to officers and employees	5,643,000	56,430	--	--	3,306,320	--	--	--	3,362,750
Stock compensation expense	--	--	--	--	812,000	--	--	--	812,000
Shares issued with the restructure of notes payable	3,260,000	32,600	--	--	1,173,600	--	--	--	1,206,200
Shares issued with new notes payable	660,000	6,600	--	--	229,500	--	--	--	236,100
Shares issued to consultants for service	150,000	1,500	415,454	4,154	127,847	--	--	--	133,501
Shares issued to acquire software	1,500,000	15,000	--	--	540,000	--	--	--	555,000
Disposition of Semotus business	(3,508,000)	(35,080)	--	--	(1,297,960)	--	--	--	(1,333,040)
Conversion of notes payable into equity	9,511,436	95,115	4,063,183	40,632	3,597,273	--	--	--	3,733,020
Private offering	1,627,272	16,272	--	--	423,728	--	--	--	440,000
Issuance of warrants to holders of notes payable	--	--	--	--	1,690,363	--	--	--	1,690,363
Beneficial conversion feature on convertible notes payable	--	--	--	--	462,454	--	--	--	462,454
Stock options expense for twelve months ended June 30, 2009	--	--	--	--	55,701	--	--	--	55,701
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	--	(450,000)	--	(450,000)
Net loss for the year ended June 30, 2009	--	--	--	--	--	--	--	(14,562,263)	(14,562,263)
Balances at June 30, 2009	71,294,702	$712,947	4,478,637	$44,786	$22,085,472	--	$(450,000)	$(21,035,957)	$1,357,248
See accompanying notes to the consolidated financial statements.

	Common Stock		Common Stock Issuable		Additional	Preferred Shares	Accumulated
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Compre-hensive Loss	Accum. Deficit	Total
Balances at June 30, 2009	71,294,702	712,947	4,478,637	44,786	22,085,472	--	(450,000)	(21,035,957)	1,357,248

Conversion of notes payable into equity	24,312,685	243,127	4,736,842	47,368	52,451	--	--	--	342,946
Beneficial conversion feature on convertible notes payable	--	--	--	--	422,786	--	--	--	422,786
Shares issued to consultants for services	35,790,215	357,902	(55,636)	(556)	472,281	162,735	--	--	992,362
Issuance of warrants to holders of notes payable	--	--	--	--	779,091	--	--	--	779,091
Shares issued for cashless exercise of warrants	1,963,636	19,636	--	--	(19,636)	--	--	--	--
Stock payable issued, net of cancellations	4,413,184	44,132	(4,423,001)	(44,230)	(5,302)	--	--	--	(5,400)
Stock compensation expense	--	--	--	--	1,194,085	--	--	--	1,194,085
Stock options expense for twelve months ended June 30, 2010	--	--	--	--	46,247	--	--	--	46,247
Shares issued for payments on debt	150,000	1,500	--	--	34,500	--	--	--	36,000
Shares issued to officers, directors and employees for vested stock compensation	7,700,000	77,000	--	--	796,625	--	--	--	873,625
Preferred shares issued for satisfaction of debt	--	--	--	--	--	1,530,000	--	--	5,858,566
Comprehensive Loss:
Comprehensive loss	--	--	--	--	--	--	(1,800,000)	--	(1,800,000)
Disposal of 4 CHVC subsidiaries	(15,800,000)	(158,000)	--	--	5,285,327	--	2,250,000	--	7,377,327
Accrual of redeemable equity securities, dividends and penalties	--	--	--	--	(186,813)	--	--	--	(186,813)
Net loss for the year ended June 30, 2010	--	--	--	--	--	--	--	(28,865,778)	(28,865,778)
Balances at June 30, 2010	129,824,422	$1,298,244	4,736,842	$47,368	$30,957,114	$1,692,735	$--	$(49,901,735)	$(15,906,274)
	==========	========	=======	======	=========	==========	=========	=========	=========

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

As part of our ongoing emphasis on streamlining our operations and reaching profitability, during the fiscal year ended June 30, 2010 we shut down and disposed of four of our other wholly owned subsidiaries which were originally acquired in January of 2009: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a one-time loss of $12,215,200.

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

2.           Significant Accounting Policies

Revenue Recognition – Net revenue is derived from the sale of products and services to third parties and any intercompany sales in the period are eliminated on consolidation. Flint generally recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered and the sales price or fee is fixed or determinable. Flint operates a number of subsidiaries in three business segments that may have specific revenue recognition policies relating to their business. Revenue recognition policies for each segment and business type are outlined below.

Technology Segment:
In the case of equipment sales, revenues are recognized in line with Flint’s general revenue recognition policies. Software or technology license revenues are recognized when the service(s) are delivered in line with contract terms. Sales related to services where the Company may have to provide future support or warranty services associated with the transaction are deferred at sale and recognized as revenue evenly over the life of the contractual term that such support or warranty applies. Fees for financial processing services are recognized as revenue when received from the clearing financial partner.

Prepaid Services Segment:
Telecom: The Company operates two businesses that provide prepaid telecom products and services.  Phone House Inc. is a master distributor of prepaid calling cards and mobile products purchased from third party card and wireless service providers.  Phone House recognizes revenues on sales of these products to channel partners, including retailers, resellers or other distributors when activated cards are delivered to the partners. Any subsequent returns are credited to the partners and disclosed revenues are reported net of such returns. Returns are placed back in inventory for resale to other partners or ultimate return to suppliers if appropriate. Phone House is responsible for inventory purchased from suppliers and the credit risk for products sold to the channel but does not have an ongoing service responsibility once the cards are purchased by customers. For the Financial Year ending June30, 2010, 91% of revenues generated from this segment was generated from Phone House, Inc.

Flint Prepaid Inc is a provider of prepaid calling cards and wireless services. Revenue from the sale of calling cards is recognized when the cards are used and the funds are received from the respective distribution channel.  Once the cards are used, the cards are not returnable.  Up to that point, the cards may be returned by the distribution channel at any time, which will have no revenue impact on the Company.  Wireless services are recognized as revenue when services are provided, primarily based on usage and/or the assessment of applicable monthly service fees. Handset equipment sales are recognized at time of sale to the end customer and counted in inventory while at the channel partner premises. Flint Prepaid is obligated to deliver service to end customers for activated cards and active wireless accounts until the advertised usage is expired and accrues unused minute costs for activated cards and active accounts at the end of each period. Wireless services were not active during the fiscal year ended June 30, 2010 or the quarter ended September 30, 2010, but are anticipated to be active for the quarter ending March 31, 2011.

Financial Programs: The Company generates sales from fees charged on initial card sales and subsequent customer transactions from prepaid debit cards and mobile remittance services. Card sales fees are recognized as revenue when sold to end customers and transaction fees are recognized as revenue when actually received from the clearing financial institution. In certain cases, the company levies a minimum monthly fee that is charged to clients and this is recognized when billed to the client as services rendered.

Subscriber Based Services:
Revenue derived from monthly recurring charges for local voice and data services and other recurring services is billed in advance and deferred until earned. Revenues derived from services that are not included in monthly recurring charges, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

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

Fiscal Year End – The Company’s fiscal year end is June 30.

Equity Reclassification - The Series E preferred shares issued to Mr. Butler pursuant to a settlement agreement dated December 31, 2009 have been moved from equity to the mezzanine area of the balance sheet. The equity statement has been updated to account for this reclassification.

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

The business purpose for acquiring these companies was to expand the distribution channels and addressable market for us. At the time of the transaction, we had telecoms network and infrastructure delivering VoIP telephony services that were growing organically and looking for additional revenue channels. These acquisitions brought established channels for prepaid calling products that opened up both new product areas for the existing network in our targeted migrant customer base that we could introduce new products to. Cable and Voice Corporation offered a strategic channel to rural and large cable companies, a key market for our VoIP services.

During 2009, we successfully developed our own brand prepaid calling products via Flint Prepaid Inc (formally Wize Communications) and had limited success in penetrating the existing markets that the acquisitions brought. The funding markets continued to be extremely challenging throughout 2009 and the planned investment levels were not achieved. In the first quarter of 2010 we did a full review of all business operations in light of continued funding challenges to minimize cash used in operations.  As a result of that review we decided to close those businesses that did not deliver positive cash flow either directly or when the associated corporate activities relating to those businesses were considered. We also reduced our corporate staffing and functions commensurate with these actions. Therefore, during the third quarter ended March 31, 2010 we shut down four of these subsidiary companies: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles and other one-time costs in the amount of $12,215,200.

During the fourth quarter ended June 30 2010, as part of our corporate and Balance Sheet restructuring efforts we agreed to return our 15,000,000 common shares held of CHVC and we sold these four companies to CHVC or its designated assignee pursuant to a settlement agreement, as amended, with CHVC effective June 30, 2010 in which CHVC agreed to reduce amounts due under the original agreement and also return 15,800,000 of FLTT shares held by them. (See Note 9 Related Party Transactions).

Consequently, we recognized an equity contribution in the amount of $5,285,327 and a one-time charge of $2,250,000 relating to the return of the CHVC shares held by the Company at the time of the sale.

5.           Acquisition and Subsequent Disposition of Semotus Solutions, Inc.

During the year ended June 30, 2009, we acquired Semotus Solutions, Inc. (“Semotus”) through a reverse merger and disposed of the Semotus software business on January 28, 2009.  Semotus issued 28,460,094 shares of restricted common stock to Flint Telecom, Inc. pursuant to a definitive Contribution Agreement dated April 23, 2008 (the “Contribution Agreement”).  Through the acquisition of Semotus, we acquired $492,796 in fair value of assets, $584,680 in liabilities.  We acquired Semotus to give us access to a new market by combing their HipLink technology with our VoIP network that would allow Semotus to offer a hosted version of their market leading solution to existing government and enterprise customers

Separate from the Contribution Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, we issued 8,410,000 shares of restricted common stock, vesting over a period of four years, to executive officers and key employees, and 3,508,000 shares of restricted common stock to Mr. LaPine. These shares of restricted common stock were valued at $2,631,000.   We recorded $2,631,000 in expense in the year ended June 30, 2009, related to the shares of restricted common stock granted to these executive officers, directors and key employees.

Semotus Business Disposition:
On January 29, 2009, we sold all of the assets and liabilities of the ‘Semotus Business’ or ‘Solutions Division’ to Mr. Anthony LaPine for 3,508,000 shares of our restricted common stock valued at $1,333,040 owned by Mr. LaPine following Mr. LaPine exercising his right to purchase the Semotus Business/Solutions Division from Flint, in accordance with Section 8.2(f) of the Contribution Agreement by and among Semotus Solutions, Inc. (now named Flint Telecom Group, Inc., and referred to as “Flint”) and Flint Telecom, Inc. dated April 23, 2008, which states that Mr. LaPine shall have the right to purchase (at any time within the three-year period commencing on the date of Closing) or, in the event the Board shall determine to dispose of the Semotus Business unit prior to the end of such three-year period, a right of first refusal with respect thereto, in exchange for (1) the shares issued in accordance with this Section 8.2(f) or (2) the fair market value of the Semotus Business at the time Mr. LaPine exercises his right to purchase payable by delivery of the shares issued in accordance with this Section 8.2(f) or cash, whichever is less. When considering the transaction the Board considered that this was the best value achievable for the Company following Mr. Lapine’s request.

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

As a result of this discontinuation, we recorded a net loss of $1,311,835 in discontinued operations, for the year ended June 30, 2009. This net loss consists of the following: a gain on return of stock of $1,439,767, an impairment of Semotus goodwill of ($2,538,148), and a net write-off of Semotus’ profits and losses of ($213,454).

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

Settlement Agreement with China Voice Holding Corp.
China Voice Holding Corp. (CHVC) was a related party due to the fact that it was a greater than 10% shareholder at the time of our acquisition of six of its U.S. subsidiaries in January of 2009. Additionally, Bill Burbank became our President and COO and at the same time was CEO of CHVC. Effective as of May 28, 2010, we executed a settlement agreement with CHVC whereby CHVC has agreed to, among other things, cancel and terminate any and all rights it has under its $7,000,000 promissory note issued by us (the “Note”) and the Series C Preferred Shares of Flint (the “Preferred Shares”), including the repayment of any and all principal amounts underneath the Note and the Preferred Shares, and to return 15,800,000 shares of our common stock to Flint (thereby allowing CHVC to keep 5,200,000 shares of our common stock), and in exchange we agreed to pay a total of $1,520,242 to CHVC through installment payments over a period commencing August 31, 2010 and ending May 31, 2011 and abandon its claim to 15,000,000 shares of CHVC’s common stock.

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