Form 10-Q/A
period 2010-09-30
FLINT TELECOM GROUP INC.
filed 2011-01-13
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,355	$19,419
Accounts receivable, net of allowance for doubtful accounts of $238,820
for September 30, 2010 and $431,381 for June 30, 2010	1,543,170	1,049,648
Inventories	366,572	361,784
Prepaid expenses and other current assets	3,200	--
Current assets	1,922,297	1,430,851

Fixed assets:
Equipment	1,885,604	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	2,080,443	2,080,443
Less: accumulated depreciation	(1,848,300)	(1,839,372)
Net fixed assets	232,143	241,071

Deferred offering costs	8,333	--
Deposit	--	3,200
Total assets	$2,162,773	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$3,927,178	$3,641,554
Cash overdraft	33,859	--
Other accrued liabilities	669,912	587,033
Accrued interest payable	1,402,496	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,035,312	2,038,102
Due to Flint Telecom Limited	146,335	156,042
Notes payable	1,931,206	1,935,163
Notes payable – related parties	2,124,721	2,061,861
Convertible notes payable, net of discount	1,687,564	517,059
Convertible notes payable – related parties	98,000	98,000
Total current liabilities	14,837,892	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Total liabilities	14,837,892	13,066,017

Commitments and contingencies

Redeemable equity securities	4,627,476	4,515,379
Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 608,780 issued and outstanding at September 30, 2010, 668,780 issued and outstanding at June 30, 2010	1,645,335	1,692,735
Common stock: $0.01 par value; 100,000,000 authorized, 316,900,384 issued and outstanding at September 30, 2010, 129,824,422 issued and outstanding at June 30, 2010	3,169,003	1,298,244
Common stock issuable	23,750	47,368
Additional paid-in capital	29,850,644	30,957,114
Accumulated deficit	(51,991,318)	(49,901,735)
Total stockholders' (deficit)	(17,302,586)	(15,906,274)
Total liabilities and stockholders’ equity	$2,162,773	$1,675,122
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

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months September	Ended 30,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$--
	===========	===========
Cash paid for income taxes	$--	$--
	===========	==========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of notes payable and accrued interest (Note 11)	$109,131	$117,263
	===========	===========
Discounts – warrants	$--	$708,791
	===========	==========
Discounts – beneficial conversion	$350,957	$114,786
	===========	=========
Capitalization of accrued interest to a note payable	$--	$190,000
	==========	===========
Reduction of Due to Flint Limited through assumption of notes payable	$64,473	$--
	==========	==========
Conversion of series D preferred shares into common stock	$47,400	$--
	==========	==========

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Common Stock Issuable		Additional	Preferred Shares
	Shares	Amount	Shares	Amt.	Paid-In Capital	(Series D, E, F & G)	Accum. Deficit	Total
Balances at June 30, 2010	129,824,422	1,298,244	4,736,842	47,368	30,957,114	1,692,735	(49,901,735)	$(15,906,274)

Conversion of notes payable into equity	155,089,120	1,550,891	--	--	(1,441,760)	--	--	109,131
Beneficial conversion feature on convertible notes payable	--	--	--	--	350,957	--	--	350,957
Shares issued to consultants for services	6,250,000	62,500	2,375,000	23,750	64,500	--	--	150,750
Stock payable issued	4,736,842	47,368	(4,736,842)	(47,368)	--	--	--	--
Stock compensation expense	--	--	--	--	148,021	--	--	148,021
Shares issued to officers, directors and employees for vested stock compensation	15,000,000	150,000	--	--	(103,500)	--	--	46,500
Conversion of preferred stock into common shares	6,000,000	60,000	--	--	(12,600)	(47,400)	--	--
Accrual of redeemable equity securities, dividends and penalties	--	--	--	--	(112,088)	--	--	(112,088)
Net loss for the quarter ended September 30, 2010	--	--	--	--	--	--	(2,089,583)	(2,089,583)
Balances at September 30, 2010	316,900,384	$3,169,003	2,375,000	$23,750	$29,850,644	$1,645,335	$(51,991,318)	$(17,302,586)
	==========	=======	========	======	=========	=========	=========	=========

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

Employment Agreements:
Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 2,500,000 shares of restricted common stock, vesting over a period of four years, such that one fourth of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and assuming the Company has achieved sustained profitability) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event occurs.

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

We are still largely dependent on financing in order to generate cash to maintain its operations. We have been successful in raising required capital to date by way of convertible debt. In June 2010 we completed a $10 million Reserve Equity Finance agreement with AGS Capital that will allow us to put up to $10 million worth of Common Stock to AGS Capital at our option over 2 years from the effective date subject to certain conditions and limitations. On November 26, 2010 we terminated this Agreement and signed an Equity Line of Credit Agreement with Kodiak Capital. This agreement allows us to place up to $15 million worth of our common stock to Kodiak over two years, subject certain conditions, which will become available to us when a registration statement on Form S-1 is deemed effective by the SEC. This agreement will require Kodiak to sell shares in the market and in order to be successful requires the stock to be liquid and trading at levels that will generate enough value to allow the company to draw the full amount over the period. The agreement allows us to place shares with Kodiak based on a formula. The maximum amount of each Put is equal to, at Kodiak’s election, five hundred percent (500%) of the average daily volume (U.S. market only) of the Common Stock for the five (5) trading days prior to the applicable Put notice date, multiplied by the average of the five (5) daily closing bid prices immediately preceding the Put Date, or (B) five hundred thousand dollars ($500,000). This determines the maximum amount that we can draw per Put and is directly related to the trading activity of the stock.

If this formula was applied to the trading history of our stock over the previous calendar quarter and we elected to make two puts per month then we would have been able to place shares up the following Put amounts on Kodiak :

Date	5 Day Average Volume	500% of 5 Day Average	Average Closing Bid Price	Maximum Put Amount Available
Oct 15, 2010	11,551,055	57,755,273	$0.0068	$393,891
Oct 29, 2010	36,956,706	184,783,530	$0.0054	$500,000
Nov 12, 2010	27,519,420	137,597,101	$0.0032	$437,559
Nov 26, 2010	33,929,362	169,646,810	$0.0024	$403,759
Dec 15, 2010	15,030,872	75,154,359	$0.0016	$123,253
Dec 30, 2010	43,849,763	219,248,816	$0.0015	$337,643

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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