Form 10-Q
period 2010-12-31
FLINT TELECOM GROUP INC.
filed 2011-02-22
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
 As of February 11, 2011, the Issuer had 52,230,603 Shares of Common Stock outstanding.

*All common stock share amounts and per share stock prices have been adjusted retroactively to account for a 1:20 stock split that went effective on January 14, 2011.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
a.	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	4
b.	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (unaudited)	6
c.	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited)	8
e.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the six months ended December 31, 2010 (unaudited)	12
d.	Notes to the Condensed Consolidated Financial Statements (unaudited)	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4T.	CONTROLS AND PROCEDURES	41
	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	43
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43
ITEM 5.	OTHER INFORMATION	43
ITEM 6.	EXHIBITS	43
		44
	SIGNATURES	46
	CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,311	$19,419
Accounts receivable, net of allowance for doubtful accounts of $218,015
for December 31, 2010 and $431,381 for June 30, 2010	1,884,223	1,049,648
Inventories	343,812	361,784
Prepaid expenses and other current assets	--	--
Current assets	2,314,346	1,430,851

Fixed assets:
Equipment	6,453,737	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	6,648,576	2,080,443
Less: accumulated depreciation	(2,024,394)	(1,839,372)
Net fixed assets	4,624,182	241,071

Deferred offering costs	28,333	--
Deposit	3,200	3,200
Other intangible assets, net	3,197,382	--
Debt issuance costs, net	9,100	--
Other assets	10,296	--
Total assets	$10,186,839	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$4,706,430	$3,641,554
Cash overdraft	29,550	--
Other accrued liabilities	786,233	587,033
Accrued interest payable	1,817,392	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,773,805	2,038,102
Due to Flint Telecom Limited	163,160	156,042
Notes payable	1,856,637	1,935,163
Notes payable – related parties	2,123,351	2,061,861
Convertible notes payable, net of discount	1,883,919	517,059
Convertible notes payable – related parties	98,000	98,000
Other payable	35,961	--
Total current liabilities	17,055,747	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Line of credit – long term	682,916	--
Total liabilities	17,738,663	13,066,017

Commitments and contingencies

Redeemable equity securities	4,876,782	4,515,379
Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 606,780 issued and outstanding at December 31, 2010, 366,788 issued and outstanding at June 30, 2010	607	367
Common stock: $0.01 par value; 900,000,000 authorized, 41,147,225 issued and outstanding at December 31, 2010, 6,491,221 issued and outstanding at June 30, 2010	411,472	64,912
Common stock issuable	--	2,368
Additional paid-in capital	42,170,074	34,114,627
Deferred offering costs paid in common stock	(66,000)	--
Accumulated deficit	(54,944,759)	(50,088,548)
Total stockholders' (deficit)	(12,428,606)	(15,906,274)
Total liabilities and stockholders’ (deficit)	$10,186,839	$1,675,122

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$4,423,909	$4,134,368	$8,860,669	$8,675,006

Cost of revenues	4,240,772	3,711,114	8,428,665	7,906,879

Gross profit	183,137	423,254	432,004	768,126

Operating expenses:
General and administrative:
Consultants	--	15,500	--	35,152
Bad debt expense	74,636	--	79,470	130,506
Research & Development Expenses	206,214	-	206,214	-
Salaries and payroll related expense	260,884	663,957	467,269	962,836
Management fee to Flint Telecom, Ltd.	50,000	118,650	100,000	250,000
Stock compensation and option expense:
Directors and officers	138,937	116,535	325,125	699,392
Consultants	72,084	185,561	230,417	185,561
Employees	76,000	89,624	76,000	89,624
Depreciation and amortization expense	297,950	576,704	306,879	1,221,405
Other	179,624	105,661	252,771	564,130
Total general and administrative	1,356,329	1,872,192	2,044,145	4,138,606

Operating loss	(1,173,193)	(1,448,938)	(1,612,142)	(3,370,480)

Other income (expense)				42,090
Interest expense	(1,074,034)	(771,529)	(2,655,783)	(1,948,735)
Loss on disposal of fixed asset
Foreign Exchange	25,564	(4,962)	(43,321)	(10,807)
Impairment of goodwill
Debt issuance costs
Discontinued operations, net of tax	--	(7,828,549)	--	(7,818,265)
Net loss	$(2,221,663)	$(10,053,978)	$(4,311,246)	$(13,106,197)

Preferred stock beneficial conversion feature	(183,562)	--	(183,562)	--
Accrued dividends and penalties	(249,315)	--	(361,403)	--
Net loss attributable to common stockholders	$(2,654,539)	$(10,053,978)	$(4,856,211)	$(13,106,197)
Net loss per share (basic & diluted)	$(0.10)	$(2.62)	$(0.26)	$(3.37)

Weighted average shares outstanding:
Basic	27,701,151	3,833,479	18,763,119	3,892,729
Diluted	27,701,151	3,833,479	18,763,119	3,892,729

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,311,246)	$(13,106,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,879	1,279,246
Other non-cash transactions:
Impairment of goodwill and other intangible assets	--	7,760,028
Stock and option compensation expense	631,542	974,577
Loss on fixed assets	--	332,023
Accretion of debt discount	652,229	1,152,889
Amortization of beneficial conversion feature	867,445	--

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(834,575)	(33,824)
Prepaid expense	--	8,234
Inventories	17,972	401,146
Deferred offering costs & debt issuance costs	(37,433)	--
Deposit	--	(109)
Accounts payable	703,810	(1,113,818)
Cash overdraft	29,550	(175,096)
Accrued liabilities	160,638	117,206
Net due to (from) Flint Telecom, Ltd.	71,626	359,690
Due from related parties	--	124,174
Accrued interest	1,152,348	241,770
Net cash used in operating activities	(589,215)	(1,678,061)

Cash Flows from Investing Activities:
Purchases of fixed assets	--	(8,532)
Investment in notes receivable	--	(125,000)
Cash from acquisition	15,063	--
Net cash provided by (used in) investing activities	15,063	(133,532)

Cash Flows From Financing Activities:
Proceeds from lines of credit	--	16,176
Proceeds from related parties debt	78,000	165,150
Proceeds from new debt	524,000	805,000
Payments on debt	--	(175,000)
Payments on line of credit	(4,277)	(3,925)
Payments on related party debt	--	(50,279)
Payments on lease obligations	--	(6,088)
Redemption of preferred stock	--	--
Net cash provided (used) by financing activities	597,723	751,034

Cash Flows From Foreign Currency Activities:
Exchange (gain) loss on convertible notes	43,321	10,807
Net cash provided by (used in) foreign currency activities	43,321	10,807
Net increase (decrease) in cash and cash equivalents	66,892	(1,049,752)
Cash and cash equivalents, beginning of the period	19,419	1,337,002
Cash and cash equivalents, end of the period	$86,311	$287,250

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months Ended December 31,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$26,000
Cash paid for income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of notes payable and accrued interest	$600,581	$117,263

Discounts – warrants	$50,000	$779,091

Discounts – beneficial conversion	$652,229	$141,572

Capitalization of accrued interest to a note payable	$--	$190,000

Payment on lease obligations	$--	$36,000

Due from related party satisfied with redeemable preferred stock	$--	$384,548

Common stock issued upon conversion of notes payable and accrued interest	$--	$266,415

Common stock issued for deferred offering costs	$66,000	$--
Preferred shares issued for acquisitions:
Cash	$15,063	$--
Other assets	10,297	--
Fixed assets	4,568,133	--
Other intangible assets	3,319,239	--
Accounts payable	(361,068)	--
Accrued interest	(92,807)	--
Other payable	(35,961)	--
Line of credit	(1,422,896)	--
	$6,000,000	$--

Preferred stock beneficial conversion feature	$183,582	$--
Accrued dividends and penalties	$361,403	$--

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Preferred Shares (Series D, F, G & H)		Common Stock		Common Stock Issuable		Additional Paid in Capital	Deferred Offering Costs	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2010	366,780	$367	6,491,221	$64,912	236,842	$2,368	$34,114,627	$ -	$(50,088,548)	$(15,906,274)
Conversion of notes payable	-	-	7,754,456	77,545	-	-	31,586	-	-	109,131
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	350,957	-	-	350,957
Shares issued to consultants for services	-	-	312,500	3,125	118,750	1,188	146,438	-	-	150,750
Shares issued to officer, directors, employees for vested stock compensation	-	-	750,000	7,500			39,000	-	-	46,500
Stock payable issued	-	-	236,842	2,368	(236,842)	(2,368)	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	148,021	-	-	148,021
Conversion of preferred stock shares into common shares	(60,000)	(60)	300,000	3,000	-	-	(2,940)	-	-	-
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(112,088)	(112,088)
Net loss for the quarter	-	-	-	-	-	-	-	-	(2,089,583)	(2,089,583)
Balances at September 30, 2010	306,780	$307	15,845,019	$158,450	118,750	$1,188	$34,827,689	$ -	$(52,290,219)	$(17,302,586)

Conversion of notes payable	-	-	20,933,456	209,335	-	-	282,115	-	-	491,450
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	516,488	-	-	516,488
Shares issued to consultants for services	-	-	2,250,000	22,500	-	-	48,833	-	-	71,333
Shares issued for deferred offering costs	-	-	1,500,000	15,000	-	-	51,000	-	-	66,000
Shares issued to officer, directors, employees for vested stock compensation	-	-	500,000	5,000	-	-	71,000	-	-	76,000
Stock payable issued	-	-	118,750	1,188	(118,750)	(1,188)	--	-	-	-
Stock compensation expense	-	-	-	-	-	-	139,688	-	-	139,688
Issuance of preferred stock	300,000	300	-	-	-	-	5,999,700	-	-	6,000,000
Beneficial conversion feature on preferred shares	-	-	-	-	-	-	183,562	-	(183,562)	-
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(249,315)	(249,315)
Issue of warrents to holder of note payable	-	-	-	-	-	-	50,000	-	-	50,000
Deferred Offering Costs paid in Stock	-	-	-	-	-	-	-	(66,000)	-	(66,000)
Net loss for the quarter	-	-	-	-		-	-	-	(2,221,663)	(2,221,663)
Balances at December 31, 2010	606,780	$607	41,147,225	$411,472	-	$-	$42,170,074	$(66,000)	$(54,944,759)	$(12,428,606)

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

(5)
Ingedigit International Inc. (“III”) is a U.S. based international pre-paid debit card company, partnered with both U.S. banks and international banks to offer debit cards to their customers. Included with the debit card services are additional services, allowing the partnering banks to add new customers, share funds between existing card holders and perform international fund remittance. All transactions are fully compliant with U.S. and international money laundering laws, as well as counter-terrorism regulations. Transactions are practically instantaneous, available to the card-holder on a 24/7, 365-day basis. The Company’s current markets include the United States, Canada, Mexico, India, Central and South America, Gulf Coast Countries, and the Philippines. The Company intends to expand into the U.K., Africa, Sri Lanka, Bangladesh and the Pacific Rim markets in the near future.  As of December 31, 2010, this company has not yet generated any revenue.

(6)
Gotham Ingedigit Financial Processing Corp. dba Power2Process (“P2P”) is a U.S. based advanced financial transaction processing and technology company, working with banking clients and other program sponsors globally. Using Power2Process solutions, clients can deliver ‘own brand’ financial transaction processing services, such as pre-paid products, virtual accounts, money remittances and other stored value services. Both MasterCard and fully PCI Certified, as well as being SAS-70 compliant, P2P is in the unique position of having complete control of all its services from applications development and processing to marketing and support for a full array of back office processing, including ATM and POS network integration and management. As of December 31, 2010, this company has not yet generated any revenue.

As part of our emphasis on streamlining our operations and reaching sustainable profitability, during the fiscal year ended June 30, 2010 we shut down and disposed of four of our other wholly owned subsidiaries, which were originally acquired in January of 2009: CVC Int’l, Phone House Inc. of Florida, Dial-Tone Communications and Starcom Alliance.  Consequently, we recognized a loss in the form of a one-time impairment charge of goodwill and other intangibles in the amount of $12,215,200.

Following the corporate restructuring during the fiscal year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively referred to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Following the acquisition of III and P2P in October 2010, the Company’s management elected to report these units under a new segment for the sale of financial processing services, debit card programs and mobile payment & remittance services (collectively referred to as “financial processing services”). These have been included for the current reporting period and for each period thereafter. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities.”  See Note 18, Segment Information, for more details

2.           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K.  On January 14, 2011 a 1:20 reverse stock split went effective and we have retroactively adjusted all our common share amounts and per share stock prices accordingly.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 20, 2010.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $4,311,246 and $28,865,778 for the six months ended December 31, 2010 and for the year ended June 30, 2010, respectively, negative cash flow from operating activities of $589,215 for the six months ended December 31, 2010, an accumulated stockholder’s deficit of $12,428,606 and a working capital deficit of $14,741,401 as of December 31, 2010.  Also, as of December 31, 2010, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

As of the date of the filing of this report, we have a total of approximately $2.8 million of loan principal that is past due from a total principal balance of approximately $6.7 million, representing 11 individual parties. Under the terms of the loan agreements the $6.7 million principal is payable. In addition, approximately $2.1 million of accumulated interest, preferred share dividends and related penalties is past due on these loans. We are in active discussions with these parties about the outstanding debt and rescheduling payments in the future based on the business progress during 2010 and the ability of the Company to meet the new arrangements from the Kodiak funding. They are waiting to finalize these terms once the Registration Statement is deemed effective and a structured funding environment is in place. Of the 11 parties, four have initiated legal proceedings, the remainder, including our secured lender, have not initiated legal proceedings. Of the four that have taken legal steps, we believe, based on discussions with them, that suitable payment terms will be agreed upon over the duration of the Kodiak funding. In addition to these loans, we have approximately $1.2 million of trade payables that are past due. Two parties have received summary judgments, as reported in our Form 10-K for the year ended June 30, 2010 and in this quarterly report, and we have been served with a pending action from another. Despite receiving these judgments, we have agreed to terms to pay down one of the larger amounts over two years. Management is confident the Company will be successful in satisfying these obligations prior to foreclosure or bankruptcy. However, there is no assurance that any additional capital will be raised.

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

In June of 2010 we announced significant reductions in our operating costs and are in ongoing discussions with our creditors to restructure our balance sheet and future debt payments.

In November of 2010 we secured an Equity Line of Credit Agreement with Kodiak Capital. This agreement allows us to place up to $15 million worth of our common stock to Kodiak over two years, subject to certain conditions, which will become available to us when a registration statement on Form S-1 is deemed effective by the SEC. (See Note 19 for more details).

4.           Recent Accounting Pronouncements
On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We are currently evaluating the impact of this ASU.

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

5.          Acquisition of Ingedigit International, Inc. and Gotham Ingedigit Financial Processing Corp.

On October 25, 2010, Flint Telecom Group, Inc. (“Flint”) acquired all of the stock of Ingedigit International, Inc. (“III”) and Gotham Ingedigit Financial Processing Corp dba Power2Process (“P2P”), both Florida corporations, through a merger of each of those companies into two wholly-owned subsidiaries of Flint, in exchange for a maximum potential total of 600,000 shares of Flint’s Series H Convertible Preferred Stock (the “Merger Stock”), pursuant to an Agreement and Plan of Merger dated October 5, 2010 (the “Merger Agreement”).  300,000 shares of the Merger Stock were issued on the Closing Date. The remaining 300,000 shares of the Merger Stock may be issued, in two tranches of 150,000 each, during the 12 and 24 months following the Closing Date if either or both of the Targets meet or exceed the revenue and/or other operating targets as mutually agreed upon by Flint and the Targets as of the closing date.

The Series H Convertible Preferred Stock has a $10.00 per share liquidation value, a $0.001 par value, one vote for each preferred share issued, and is convertible on or after a period of twelve months from the closing date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the closing date. However, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time. We valued the 300,000 issued preferred shares at $3,000,000. Additionally, we valued the beneficial conversion feature related to the discount at $1,000,000, of which we accreted $183,562 during the six months ended December 31, 2010.

Our preliminary allocation of the consideration to the assets and liabilities are as follows:
Cash	$15,063
Other assets	10,297
Fixed assets	4,568,133
Other intangible assets	3,319,239
Accounts payable	(361,068)
Accrued interest	(92,807)
Other payable	(35,961)
Line of credit	(1,422,896)
$6,000,000

The allocation of the consideration to the assets and liabilities as listed above is preliminary, as we have not completed an audit of III and P2P. The amount of contingent consideration that was recognized at the acquisition date, October 25, 2010, was $3,000,000 for the contingent future payments through the issuance of additional Series H Convertible Preferred Stock. The amounts of revenues and earnings included in the statement of operations from October 25, 2010 through December 31, 2010 was $0.00 and $(597,312), respectively.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the three months ended December 31, 2010 we issued a total of 390,000 shares of restricted common stock, vesting over a period of three years with one third vesting at the first annual anniversary of employment with the company and quarterly thereafter, to the officers and employees at III and P2P.  These shares of restricted common stock were valued at $0.118 per share.  We recorded approximately $3,835 in expense in the three and six months ended December 31, 2010, related to the shares of restricted common stock granted to these officers and employees.

The following are condensed pro forma financial information as though the acquisition of III and P2P had occurred as of July 1, 2009. In association with the acquisition of III and P2P, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as intangible assets.

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31, 2010
	2010	2009	2010	2009
Revenues	$4,423,909	$5,251,852	$8,860,669	$9,136,454
Net income (loss)	(2,606,172)	(10,643,834)	(4,537,422)	(13,868,295)
Net income (loss) per common share	$(0.09)	$(2.78)	$(0.24)	$(3.56)
Weighted average shares outstanding	27,701,151	3,833,479	18,763,119	3,892,729

6.         Accounts Receivable and Concentration of Credit Risk

Four customer(s) accounted for 64% of our revenue for the three months ended December 31, 2010.  Four customer(s) accounted for 63% of our revenue for the six months ended December 31, 2010.  Four customer(s) accounted for 72% of the accounts receivable at December 31, 2010, the largest of which accounted for 27% of the receivables.

Two customers accounted for 39% and 27% of the Company’s revenue for the three months ended December 31, 2009.  Two customer(s) accounted for 52% of our revenue for the six months ended December 31, 2009.  Three customers accounted for 44% of the accounts receivable at December 31, 2009, the largest of which accounted for 15% of the receivables.

7.           Fixed Assets

On October 25, 2010 we acquired all of the stock of two companies, III and P2P. See Note 5 above for more details. As a result, we recorded an additional $4,568,133 amount in fixed assets as of December 31, 2010, being depreciated over 5 years.

In May of 2010 we entered into a settlement agreement with Telmage Consulting LLC (“TelSpace”) in which TelSpace has furnished to us a perpetual software license as consideration for the repayment of the $250,000 promissory note due to us from TelSpace.  As a result, we recorded an additional $250,000 amount in fixed assets as of June 30, 2010, being depreciated over five years.

8.           Intangible Assets and Impairment

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in our fourth fiscal quarter, or when events indicate that impairment exists.  We have a capitalized intangible asset with a definite life, which are customer contracts. In recognition of the right to receive future cash flows related to transactions of the asset, we will amortize this value over five years, as it is anticipated that the customer contracts would continue to evolve with our needs and have at least 5 year minimum terms. We periodically review intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any. If an asset is deemed impaired, the impairment loss is recognized in current earnings.

Intangible Asset	Useful Life	Cost	Accum. Amortization	Net Value
Customer Contracts	5	$3,319,239	$121,857	$3,197,382

9.           Capital Leases

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

Flint, Ltd.:
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, has an amount due to it of $163,160 and $156,042 at December 31, 2010 and June 30, 2010, respectively.   This includes charges for management fees earned by Flint Telecom, Ltd., which during the six months ended December 31, 2010 and 2009 were $100,000 and $250,000, respectively.  The management fees are for operating and financial services provided by Flint Telecom, Ltd. to us. Flint Telecom, Ltd. also has a direct equity investment in us.

Executive Officer Loans
On November 8, 2010 and November 19, 2010, Vincent Browne, our Chief Executive Officer, invested $48,000 and $24,000, respectively and was issued promissory notes for those principal amounts, accruing no interest and having a maturity date of one year from the date of issuance.

Michael Butler Debt Restructure
We had a number of loans outstanding from Mr. Butler, one of our board members as of December 31, 2009, for which we issued various promissory notes, convertible promissory notes, warrants and shares of restricted common stock to him as consideration.  As of December 31, 2009, the total outstanding balance on all of Mr. Butler’s loans were approximately $4,100,000.  Subject to an agreement that was executed December 31, 2009 that became effective February 5, 2010 we executed a settlement agreement with Mr. Butler in which all of Mr. Butler’s loans to Flint were cancelled in exchange for 302,000 shares of Series E preferred stock of Flint, valued at €10.00 per share, having the following material terms:

1.	Yielding a 14% annual dividend payment, payable monthly in Euros, from February 28, 2010;

2.	Convertible at any time into that number of shares of Common Stock as is determined by the quotient of (i) €10.00 over (ii) the Conversion Price in effect at the time of conversion.

a.	The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $5.50 per Common Share.

b.	Market Price means the average closing price of Flint’s common stock over the twenty trading days preceding the conversion request date.

c.	The common stock issued at the time of conversion will be restricted stock and subject to SEC 144 Rule.
d.	Based on the minimum conversion price, Mr. Butler would receive 10,981,818 shares of common stock if all preferred shares were converted into common stock.

3.	The Preference Shares will be transferable at Mr. Butler’s discretion, after giving Flint a right of first refusal;

4.	A penalty rate of 0.5% per month on the total amount outstanding will apply for dividend payments that are more than 10 days late, and will continue to apply until default payments are caught up.

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

SEL Nominees:
On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. These SEL notes also contain a most favored nations clause as it relates to the conversion price.  As of December 31, 2010, the conversion price is $0.011 per share, resulting in the maximum potential total of 8,909,090 shares to be issued upon full conversion of both SEL notes.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time without shareholder approval.  SEL is recorded in the accounts as a related party due to the fact that SEL is controlled by Mr. Butler, who was one of our board members in March of 2010.

Employment Agreements:
Effective October 6, 2008, we entered into a four year employment agreement with our CEO, Mr. Browne. Mr. Browne receives a salary in the amount of $180,000 per year, which shall immediately increase to $240,000 when the Company achieves sustainable profitability for one quarter, and 125,000 shares of restricted common stock, vesting over a period of four years, such that one-fourth of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary. If Mr. Browne’s employment is terminated by the Company without cause or by Mr. Browne for good reason as provided in the Agreement, or if the Company is acquired or dissolves and a new employment agreement satisfactory to Mr. Browne cannot be reached (a “Severance Event”), all stock and stock options of the Company then owned by Mr. Browne which are unvested shall become immediately fully vested, and the Company shall pay to Mr. Browne severance pay equal to the remaining years and/or months of his then current base salary that are due, based on a four year agreement term. If a Severance Event occurs, Mr. Browne would receive between $480,000 (using a Severance Event date of October 6, 2010 and assuming the Company has achieved sustained profitability) and $0 (using a Severance Event date of October 6, 2012), depending on the actual date the Severance Event occurs.

Effective February 23, 2010, we entered into a two year employment agreement with Bernard A. Fried, effectuating the following:  (i) Mr. Fried’s title is President and Chief Operating Officer; (ii) Mr. Fried was appointed as a member of Flint’s Board of Directors, (iii) Mr. Fried will receive a salary in the amount of $186,000 per year, and (iv) Mr. Fried was issued 300,000 shares of restricted common stock vesting over a period of four years, such that one-fourth of the shares shall vest at the first annual anniversary of the Effective Date, and quarterly thereafter so that 100% of the shares shall be fully vested at his four year anniversary with Flint. The Company may terminate this agreement without cause at any time by giving Mr. Fried 60 days prior written notice, and the Company shall have no further liability other than for the payment of any unpaid salary through the termination date and reimbursement of reasonable business expenses incurred prior to the termination date.

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

acceleration of 75,000 shares of his unvested restricted stock and the grant and issuance of 200,000 additional shares of immediately vested restricted common stock, for a total of 5,500,000 shares of restricted common stock.  Additionally, 500,000 vested on January 29, 2010. The 275,000 previously issued shares that vested were valued at $7.60 per share (date of original grant).  The closing price of our common stock on February 5, 2010 was $1.60 per share, and therefore the additional 200,000 shares were valued at $320,000, for a total fair market value of these shares was $842,500.

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

Settlement Agreement with China Voice Holding Corp.
China Voice Holding Corp. (CHVC) was a related party due to the fact that it was a greater than 10% shareholder at the time of our acquisition of six of its U.S. subsidiaries in January of 2009. Additionally, Bill Burbank became our President and COO and at the same time was CEO of CHVC. Effective as of May 28, 2010, we executed a settlement agreement with CHVC whereby CHVC has agreed to, among other things, cancel and terminate any and all rights it has under its $7,000,000 promissory note issued by us (the “Note”) and the Series C Preferred Shares of Flint (the “Preferred Shares”), including the repayment of any and all principal amounts underneath the Note and the Preferred Shares, and to return 790,000 shares of our common stock to Flint (thereby allowing CHVC to keep 260,000 shares of our common stock), and in exchange we agreed to pay a total of $1,520,242 to CHVC through installment payments over a period commencing August 31, 2010 and ending May 31, 2011 and abandon its claim to 15,000,000 shares of CHVC’s common stock.

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

Misc. Loans from other ex-Officers
On September 24, 2009, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  In June of 2010, we agreed to allow Mr. Keaveney to convert a portion of this note, $20,000, into 100,000 shares at $0.20 per share. During the three months ended December 31, 2010, Mr. Keaveney sold the remaining principal balance and accrued interest due on the note to a third party, who converted the assigned note into a total of 1,729,336 shares of common stock.  As of December 31, 2010, there is no outstanding principal balance or remaining accrued interest due on the note.

11.           Accounts Payable

Accounts payable at December 31, 2010 were $4,706,432. Three vendors accounted for 33% of the payables at December 31, 2010, the largest of which accounted for 17% of the payables.

Accounts payable at June 30, 2010 were $3,641,554.  Three vendors accounted for 30% of the payables at June 30, 2010, at 13%, 11% and 6% each.

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

12.           Lines of Credit

Effective June 4, 2009, we entered into a Loan and Security Agreement with Thermo Credit LLC (“Thermo”), for a line of credit in an amount not to exceed $2,000,000 (the “Agreement”).  Under the terms of the Agreement, we agreed to pay a commitment fee equal to 2% of the amount of the Credit Facility, an unused facility fee of 0.25% per annum and a monitoring fee equal to the greater of $1,500.00 per month, or 0.05% of the Credit Facility per week. The line of credit is evidenced by a Loan and Security Agreement and a Promissory Note in the maximum amount of $2,000,000.   The Note carries an interest rate of the greater of the prime rate plus 8%, or 15%. The indebtedness is secured by a pledge and grant to Thermo of a security interest in all of our property or assets, real or personal, tangible or intangible, now existing or hereafter acquired. As of December 31, 2010, we owed $2,000,000 in principal and $421,000 in outstanding interest and penalties under the Thermo line of credit.

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

As of December 31, 2010, the first principal payment, which was due on or before August 31, 2010, had not been made and we are therefore in default and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of December 31, 2010 was $2,421,000 shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.  Despite the default status, Thermo remains supportive of the company and have not initiated any legal process to foreclose on the outstanding amount. Management are confident that a new payment schedule will be agreed with Thermo when our Form S1 registration is deemed effective by the SEC, allowing us to commence drawing against the equity funding line with Kodiak capital.

In February of 2011, $50,000 of the principal of the Thermo note was sold and assigned to a third party (See Note 21, Subsequent Events for more details.)

One of our subsidiaries, Phone House, Inc., has a line of credit with Wells Fargo bank in the amount of $ 33,825 and $38,102 as of December 31, 2010 and June 30, 2010, respectively.

Another one of our subsidiaries, Ingedigit International Inc. has a line of credit with the Florida Export Finance Corporation (“FEFC”) in the amount of $1,072,916, with monthly payments to  commence July 15, 2011 in the principal amount of $65,000.00 plus 6% per annum interest on the then outstanding balance.

13.           Promissory Notes and Convertible Promissory Notes

3 & 6 Months Ended December 31, 2010

Summary:
During the three and six months ended December 31, 2010, we issued $122,000 of total principal in the form of promissory notes, and $324,000 and $474,000, respectively, of total principal in the form of convertible promissory notes. Substantially all of the proceeds have been used for the continued operation of our business, including capital expenditures and working capital. During the three and six months ended December 31, 2010 we also restructured $260,000 and $334,850, respectively, principal amount of promissory notes into convertible promissory notes, which were assigned to third parties and subsequently partially converted into shares of common stock.

As of December 31, 2010, we had (taking into consideration the calculation of debt discounts) $4,007,321 of total principal owed under promissory notes and $1,981,918 of total principal owed under convertible promissory notes.

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

In September of 2010 a $40,000 note was issued accruing a rate of 10% per annum and convertible into shares of common stock at 33% of the Market Price at the date of conversion or $0.14 per share, whichever is higher. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

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

On October 8, 2010, $25,000 was invested and a $25,000 note was issued to an institution accruing interest at 8% per annum and convertible into shares of common stock at 25% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On October 11, 2010, $25,000 was invested and a $25,000 note was issued to an institution accruing interest at 6% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On October 13, 2010, $40,000 was invested and a $40,000 note was issued to an institution accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On October 21, 2010, $30,000 was invested and a $30,000 note was issued to an institution accruing interest at 8% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On October 25, 2010, $25,000 was invested and a $25,000 note was issued to an institution accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On November 5, 2010, $15,000 was invested and a $15,000 note was issued to an institution accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On November 22, 2010, $35,000 was invested and a $35,000 note was issued to an institution accruing interest at 8% per annum and convertible into shares of common stock at 52% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On November 25, 2010, $14,000 was invested and a $14,000 note was issued to an institution accruing interest at 18% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On December 3, 2010, $75,000 was invested and a $75,000 note was issued to an institution accruing interest at 6% per annum and convertible into shares of common stock at 50% of the Market Price at the date of conversion.  In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On December 7, 2010, $40,000 was invested and a $40,000 note was issued to an institution accruing interest at 8% per annum and convertible into shares of common stock at 52% of the Market Price at the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

New Promissory Notes and Related Warrants

On November 8, 2010 and November 19, 2010, Vincent Browne invested $48,000 and $24,000, respectively and was issued promissory notes for those principal amounts, accruing no interest and having a Maturity Date of one year.

On December 15, 2010, a third party invested $50,000 and was issued a $50,000 promissory note, accruing interest at 18% per annum and having a Maturity Date of January 31, 2011.  Warrants to purchase up to 1,666,667 shares of common stock at an exercise price of $0.02 per share and having an expiration date of December 15, 2013 were also issued in connection with this $50,000 promissory note.   The warrant component of this promissory note was valued at $50,000 and was recorded as a discount to the promissory note and was netted against the debt. As of December 31, 2010, the unamortized discount totaled $33,333.

Note Conversions and Restructures
Subsequent to the special meeting of the shareholders held on August 10, 2010, which authorized an increase in our total authorized common shares to 900 million shares, in August of 2010, the Company issued a total of 4,956,750 shares of common stock to ten investors as a result of conversions of all of the principal and accrued interest in a previously issued and outstanding $50,000 convertible promissory note, converting a total of $59,481 of existing debt into shares of the Company’s common stock.

In August and September of 2010, $15,800 from a $50,000 convertible note issued on December 18, 2009 was converted into 756,657 shares of common stock, leaving $18,200 outstanding.  Additionally, in September 2010, $9,000 from a $25,750 convertible note issued in April of 2009 and assigned in May of 2010 was converted into 591,049 shares of common stock, leaving $7,000 outstanding.

In August of 2010, a 100,000 EURO note originally issued in May of 2009 was partially converted ($6,600 into 600,000 shares), and partially sold ($8,250) and subsequently converted into 750,000 shares of common stock. In September of 2010, $50,000 of this 100,000 EURO note was assigned to a third party and 750,000 shares were issued into an escrow account for the subsequent conversion of this note.  The $50,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of September 13, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Also in August of 2010, $27,500 from the remaining $98,500 convertible note originally assigned in April of 2009 was assigned to a third party. The $27,500 note accrues no interest and is convertible into shares of common stock at $0.015 per share.  In September of 2010 $10,000 worth of a $100,000 note issued in August of 2009 was made convertible at $0.10 per share and was converted into 100,000 shares of common stock.

On October 8, 2010, $25,000 from a 100,000 EURO note original issued in May of 2009 was sold to a third party and partially converted into 900,000 shares of common stock at $0.015 per share, with $11,050 of the $25,000 remaining outstanding as of December 31, 2010.

On October 11, 2010, $50,000 from the remaining balance on a 100,000 EURO note originally issued in May of 2009 was sold to a third party and 1,500,000 shares were issued into an escrow account for the subsequent conversion of the note.  The $50,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of October 11, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

During October through December of 2010, $44,000 from the remaining balance of $71,000 from a $98,500 promissory note originally issued on April 30, 2009 was assigned to various third parties and converted into a total of 3,000,000 shares of common stock.  The remaining $27,000 outstanding balance was converted by the note holder into 2,250,000 shares of common stock.

On October 25, 2010, a portion, $16,000 out of a $100,000 promissory note issued on August 17, 2009 was amended to become convertible at $0.16 per share and converted into100,000 shares of common stock, leaving an outstanding principal balance of $67,817.

On November 3, 2010, the remaining outstanding balance of $75,000 on a promissory note originally issued on September 24, 2009 was assigned and converted into 2,709,445 shares of common stock.

On December 3, 2010, $50,000 out of a $540,000 convertible promissory note was purchased by a third party. The $50,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of December 3, 2011, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Debt Schedule:

The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	2011	2012	Total
Notes payable	$1,889,969	$--	$1,889,969
Convertible notes payable	1,883,919	--	1,883,919
Line of credit	2,773,775	682,916	3,456,691
Notes payable – related parties	2,123,391	--	2,123,391
Convertible notes payable – related parties	98,000	--	98,000
Total:	$8,838,895	$715,277	$9,521,812

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

14.           Commitments and Contingencies

A stipulation for judgment was filed by Carmel Solutions, Inc. (Carmel) in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009 in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The Complaint claims that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently negotiating and agreed payment schedule with AT&T that management are confident will result in a structured plan to allow us pay the remaining balance over the period of available funding from Kodiak.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against Flint for the amount of $200,000 plus interest, attorney’s fees and costs.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This suit alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs.

On October 25, 2010, China Voice Holding Corp. filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint claims that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees.

On November 10, 2010, Abovenet Communications filed a Complaint against Flint in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000.

Because Thermocredit has a first priority secured interest against all of Flint’s assets, Flint expects that Thermocredit will prevent any future collections on any of these judgments, and management hopes to be able to negotiate further with these plaintiffs and come to a reasonable settlement.

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

Below is a list of our leased offices and space as of December 31, 2010:
Location	Lease Expiration	Monthly Rent		Purpose	Approx. Sq. Ft.
17918 Pioneer Blvd. #209 Artesia, CA 90701	Month to Month	$3,950		Phone House, Inc. office space	1,750

3507 East Frontage Rd., Ste 190 Tampa, FL 33607	December 31, 2012	$1,730	(1)	Cable & Voice Corp. office space	1,750

9050 Pines Blvd. Pembroke Pines, FL 33024	February 1, 2015	$7,550	(2)	Ingedigit International Inc. and Power2Process office space	3,624

(1)	This lease has a total annual rent of $20,758 in year 2010, and is subject to increase to $21,484 in year 2011 and $22,232 in year 2012.
(2)	This lease has a total annual rent of $90,600 in year 2010, $93,318 in year 2011, $96,118 in year 2012, $99,001 in year 2013, and $101,971 in year 2014.

We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

15.           Stockholder’s Equity

Common Stock:
On January 13, 2011, we received approval from the Financial Industry Regulatory Authority clearing our 1 for 20 reverse stock split of our issued and outstanding common shares.  Our issued and outstanding common shares were decreased from 818,277,527 to 40,913,876 effective January 14, 2011.

Effective August 10, 2010 we filed an amendment to our articles of incorporation increasing our total authorized shares of common stock to 900,000,000, par value $0.01. As of December 31, 2010 we had 900,000,000 total shares of common stock authorized and 41,147,225 were issued and outstanding. There is no special voting or economic rights or privileges.

As of June 30, 2010, we had 200,000,000, par value $0.01, total shares of common stock authorized and 6,491,221 shares were issued and outstanding. There were no special voting or economic rights or privileges.

Preferred Stock:
As of December 31, 2010, 5,000,000 total shares of preferred stock, par value $0.001, were authorized and 608,780 shares were issued and outstanding, which is comprised of:

Effective February of 2010 we designated 302,000 shares of Series E preferred stock, with no par value (the “Series E”), convertible into a maximum potential total of 549,091 shares of common stock, using the following calculation: Convertible into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion; The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $5.50 per Common Share; Market Price means the average closing price of our common stock over the twenty trading days preceding the conversion request date.   This Series E has one vote per share of preferred stock and yields a 14% annual dividend payment, payable monthly, the first payment of which will be February 28, 2010.  A penalty rate of one half of one percent (0.5%) per month on the total amount outstanding will apply for dividend payments that are more than ten (10) business days late, and will continue to apply and accrue until default payments are caught up in full. As of June 30, 2010 we owed $238,792 in unpaid dividends, as of December 31, 2010 we owed $548,216 in unpaid dividends on our Series E.  During the three and six months ended December 31, 2010 we accounted for the Series E dividend payments by recording a $361,403 increase to the accumulated deficit and a corresponding increase in redeemable preferred shares.

Effective June 17, 2010, we designated 153,000 shares of Series F preferred stock, valued at $10.00 per share, and yielding a 14% annual dividend payment, based on the total value of the Shares, payable annually beginning on June 17, 2011; A penalty rate of 0.5% per month on the total amount outstanding will apply for dividend payments that are more than 10 days late, and will continue to apply until default payments are paid in full.  These shares of Series F preferred stock are convertible at any time after January 1, 2011 into a maximum potential total of 1,530,000 shares, using the following calculation: Convertible into that number of shares of Common Stock as is determined by the quotient of (i) $10.00 over (ii) the Conversion Price in effect at the time of conversion.  The Conversion Price has a 20% discount to the Market Price at time of conversion and subject to a minimum conversion price of $1.00 per Common Share; Market Price means the average closing price of Flint’s common stock over the twenty trading days preceding the conversion request date. The Shares will be transferable at Mr. Davis’ discretion, after giving Flint a right of first refusal; and at no time shall Mr. Davis’ beneficial ownership exceed 4.99% of our total issued and outstanding shares.

Effective June 17, 2010 we also designated 153,779.66 shares of Series G preferred stock, par value $0.001 per share and convertible into 768,898 shares of common stock.  The Series G preferred carries no dividend and a one vote per preferred share voting right. At no time shall the Series G Holder’s beneficial ownership exceed 4.99% of our total issued and outstanding shares.

Effective October 25, 2010 we designated 600,000 shares of Series H preferred stock, par value $0.001 per share. The Series H Convertible Preferred Stock has a $10.00 per share liquidation value, a $0.001 par value, one vote for each preferred share issued, and is convertible on or after a period of twelve months from the closing date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the closing date. However, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of our total issued and outstanding common stock at any one time.  We valued the 300,000 issued Series H preferred shares at $3,000,000. Additionally, we valued the beneficial conversion feature related to the discount at $1,000,000, of which we accreted $183,562 during the six months ended December 31, 2010.

As of December 31, 2010, there are no shares of Series A, B, C or D preferred stock outstanding.

Effective May 2010, we designated 60,000 shares of Series D preferred stock, par value $0.001, convertible into 300,000 shares of common stock, accruing no dividends and having one vote per share of preferred stock.  100% of these shares of Series D preferred stock were converted in August 2010.

Warrants:
We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of December 31, 2010:

Date Issued	Number of Warrants	Per Share Warrant Exercise Price		Expiration Date
5/16/06	7,025	$6.00		5/16/11
10/1/08	12,500	$8.00		10/01/11
10/1/08	87,625	$10.00		9/18/11
11/10/08	12,500	$10.00		11/10/11
6/30/09	218,182	$7.00		6/30/14
6/30/09	7,636	$5.50		6/30/14
8/18/09	10,000	$10.00		12/31/12
10/15/09	12,500	$6.00		10/15/14
12/10/09	27,273	$0.20	(1)	12/10/14
12/15/10	1,666,667	0.02		12/15/13

 All warrants are fully exercisable.
(1)
Because Flint has not been able to repay a number of its other promissory notes issued to various third parties on time and under their existing terms and conditions, an event of default has occurred and therefore the exercise price of the warrants issued to purchase up to 207,273 shares of Flint’s common stock has been reduced from $7.00 per share to $0.20 per share, and additional warrants to purchase up to 51,818 shares of Flint’s common stock were issued, also exercisable at $0.20 per share. Of which, 122,727 have been cashlessly exercised into 98,182 shares.

 2009 Restricted Stock Plan:
The 2009 Restricted Stock Plan (the “2009 Plan”) was adopted by us and our board of directors in October 2009 and on December 2, 2009 the 2009 Plan was approved by our stockholders.  The purpose of the 2009 Restricted Stock Plan is to provide the Company’s employees, directors, officers and consultants, whose present and potential contributions are important to the success of the Company, an incentive, through ownership of the Company’s common stock, to encourage the Company’s employees, directors, officers and consultants to accept or continue in service with the Company, and to help the Company compete effectively with other enterprises for the services of qualified individuals. A total of 1,750,000 shares of our common stock has been initially reserved for issuance under the 2009 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure of the Company.   As of December 31, 2010, 1,675,000 shares are issued and outstanding under the 2009 Plan, of which, all but 362,500 shares have vested.  We intend to propose an increase in the total authorized shares reserved for issuance under the 2009 Plan in our upcoming annual shareholders’ meeting.

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

Since we incurred a net loss for the three and six months ended December 31, 2010, 25,589,496 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.  Since we incurred a net loss for the three and six months ended December 31, 2009, 646,541 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss attributable to common stockholders of $2,654,539 and $4,856,211 for the three and six months ended December 31, 2010, respectively.  We reported a net loss of $10,093,978 and $13,106,197, respectively, for the three and six months ended December 31, 2009.

17.           Stock Based Compensation

Stock Options:
As part of the reverse merger with Semotus that closed on October 1, 2008, we assumed Semotus’ 1996 and 2005 Stock Option Plans, as described in Note 14.

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
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

No stock option transactions occurred during the three months ended December 31, 2010 or 2009, and no stock options remain issued or outstanding.

Restricted Common Stock:
During the three months ended December 31, 2010 we issued a total of 500,000 shares of restricted stock to management, as a hiring and retention incentive, and 3,750,000 shares of restricted stock to consultants for services rendered.  We recorded $35,000 in expense for the three months ended December 31, 2010 related to the management issuances.  We recorded $117,000 in expense for the three months ended December 31, 2010 related to the consultant issuances.

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

18.           Exchange Gains and Losses

As of December 31, 2010 have issued and outstanding €48,936 in one non-convertible note payable, which has been partially converted and partially assigned and converted (See Note 11, Convertible Notes Payable for more details), and one million dollars (USD$1,000,000) due May 2011, at CHVC's option, have to be paid through a payment of GBP 721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $25,564 gain and a $4,962 loss on translation for the three months ended December 31, 2010 and 2009, respectively.

19.           $15 Million Reserve Equity Financing Agreement

On November 26, 2010, Flint Telecom Group, Inc. (“Flint” or the “Company”) entered into an Investment Agreement, as amended and restated on January 21, 2011 (the “IA Agreement”) with Kodiak Capital Group, LLC (“Kodiak”), pursuant to which Kodiak committed to purchase, from time to time over a period of two years, shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”) for cash consideration up to $15 million, subject to certain conditions and limitations.  In connection with the IA Agreement, the Company also entered into a registration rights agreement with Kodiak, dated November 26, 2010 (the “RRA Agreement”).  The Company is also required to pay Kodiak a total of $20,000 in cash, and issue to Kodiak 1,500,000 shares of restricted common stock, which were issued in December of 2010, and which resulted in a deferred offering cost paid in common stock of $66,000.

The IA Agreement will require Kodiak to sell shares in the market and in order to be successful requires the stock to be liquid and trading at levels that will generate enough value to allow the company to draw the full amount over the period. The agreement allows us to place shares with Kodiak based on a formula. The maximum amount of each Put is equal to, at Kodiak’s election, five hundred percent (500%) of the average daily volume (U.S. market only) of the Common Stock for the five (5) trading days prior to the applicable Put notice date, multiplied by the average of the five (5) daily closing bid prices immediately preceding the Put Date, or (B) five hundred thousand dollars ($500,000). This determines the maximum amount that we can draw per Put and is directly related to the trading activity of the stock.

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

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement. As of September 30, 2010, we do not have sufficient authorized shares available to raise the full $15 million under the Kodiak financing agreement. In order to facilitate the full draw we will have to either (i) increase our number of authorized shares or (ii) effectuate a reverse stock split that does not correspondingly decrease the total number of authorized shares. A special meeting of shareholders was held on August 10, 2010, and one of the items voted on and approved by the shareholders was a reverse split that did not correspondingly decrease the authorized shares.

The following summary of the IA Agreement and the RRA Agreement with Kodiak is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached as an exhibit to our Form 8-K filed on November 30, 2010. Readers should review those agreements for a complete understanding of the terms and conditions associated with this financing.

Investment Agreement
For a period of 24 months from the effectiveness of a registration statement filed pursuant to the RRA Agreement, the Company may, from time to time, at its discretion, and subject to certain conditions that it must satisfy, draw down funds under the IA Agreement by selling shares of its Common Stock to Kodiak up to an aggregate of $15 million, subject to various limitations that may reduce the total amount available to the Company. The purchase price of these shares will be at a 5% discount to the “LCBBP” of the Common Stock during the pricing period (the “Pricing Period,”) which is the five consecutive trading days after the Company gives Kodiak a put notice (a “Put”), under the IA Agreement.  The “LCBBP” means, as of any date, the lowest closing best bid price over a period of five trading days after the Put.

The Company’s ability to require Kodiak to purchase its Common Stock is subject to various conditions and limitations. The maximum amount of each Put is equal to, at Kodiak’s election, five hundred percent (500%) of the average daily volume (U.S. market only) of the Common Stock for the five (5) trading days prior to the applicable Put notice date, multiplied by the average of the five (5) daily closing bid prices immediately preceding the Put Date, or (B) five hundred thousand dollars ($500,000). The Company shall not be entitled to submit a Put until after the previous Put closing has been completed.

The IA Agreement contains representations and warranties by the Company and Kodiak which are typical for transactions of this type.  Kodiak agreed that during the term of the IA Agreement, Kodiak will not enter into or execute any short sale of any shares of the Common Stock as defined in Regulation SHO promulgated under the Exchange Act.  The IA Agreement also contains a variety of covenants by us which are typical for transactions of this type.

The IA Agreement obligates the Company to indemnify Kodiak for certain losses resulting from a misrepresentation or breach of any representation or warranty made by us or breach of any obligation of ours. Kodiak also indemnifies the Company for similar matters.

Registration Rights Agreement
The shares of Common Stock that may be issued to Kodiak under the IA Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, (the “Securities Act”).  Pursuant to the registration rights agreement, the Company will file a registration statement, covering the possible resale by Kodiak of the shares that the Company may issue to Kodiak under the IA. The registration statement may cover only a portion of the total shares of the Common Stock issuable pursuant to the IA with Kodiak.  The Company may file subsequent registration statements covering the resale of additional shares of Common Stock issuable pursuant to the IA Agreement.  As described above, the effectiveness of the registration statement is a condition precedent to the Company’s ability to sell Common Stock to Kodiak under the IA Agreement. The Company intends to file the registration statement as soon as practicable after the date hereof.

20.           Segment Information

Following the corporate restructuring during the financial year ended June 30, 2010, the Company’s management decided to structure the business into three separate operating segments. These segments are (1) the sale of third-party telecoms and networking equipment and software services (collectively referred to as equipment as “telecom software, services & equipment”), (2) the sale of Company produced and third-party prepaid calling products (collectively referred to as “prepaid telecom services”) (3) the delivery of wholesale and VoIP telecom services to other operators and direct to end users (collectively referred to as “telecom services”).  Following the acquisition of III and P2P in October 2010, the Company’s management elected to report these units under a new segment for the sale of financial processing services, debit card programs and mobile payment & remittance services (collectively referred to as “financial processing services”). These have been included for the current reporting period and for each period thereafter.

Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment are reflected in the table below as “corporate activities”.

During the course of normal business our segments enter into transactions with one another. Examples of these intersegment transactions include, but are not limited to, the telecom services segment carrying calls generated by the prepaid telecom services segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation and do not impact consolidated results.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Software & equipment	$592,893	$185,923	$901,384	$352,851
Prepaid services	3,831,016	3,948,445	7,959,285	8,322,103
Telecom services	--	--	--	--
Financial processing services	--	--	--	--
	$4,423,909	$4,134,368	$8,860,669	$8,675,155

Gross profit:
Software & equipment	$129,171	$82,986	$290,873	$77,861
Prepaid services	65,966	340,268	162,151	690,265
Telecom services	(12,000)	--	(21,020)	--
Financial processing services	--	--	--	--
	$183,137	$423,254	$432,004	$768,126

Operating income (loss):
Software & equipment	$45,457	$18,463	$146,815	$(33,948)
Prepaid services	$(84,616)	$274,075	$(90,168)	$356,152
Telecom services	$(12,000)	$--	$(21,020)	$--
Financial processing services	$(597,312)	$--	$(597,312)	$--
Discontinued operations	$--	$(298,429)	$--	$(499,954)
Corporate activities	$(524,722)	$(1,443,047)	$(1,050,457)	$(3,192,730)
	$(1,173,193)	$(1,448,938)	$(1,612,142)	$(3,370,480)

Income (loss) before income taxes:
Software & equipment	$45,457	$43,130	$146,815	$(9,282)
Prepaid services	$(84,616)	$273,922	$(90,168)	$356,001
Telecom services	$(12,000)	$--	$(21,020)	$--
Financial processing services	$(597,312)	$--	$(597,312)	$--
Discontinued operations	$--	$(7,613,439)	$--	$(7,814,898)
Corporate activities	$(1,573,192)	$(2,757,591)	$(3,749,561)	$(5,638,018)
	$(2,221,663)	$(10,053,978)	$(4,311,246)	$(13,106,197)

Depreciation and amortization:
Software & equipment	$--	$566	$--	$566
Prepaid services	$(8,929)	$107	$--	$780
Telecom services	$17,857	$--	$17,857	$--
Financial processing services	$289,022	$--	$289,022	$--
Discontinued operations	$--	$576,031	$--	$1,220,059
	$297,950	$576,704	$306,879	$1,221,405

Interest expense:
Software & equipment	$--	$--	$--	$--
Prepaid services	$--	$--	$--	$--
Telecom services	$--	$--	$--	$--
Financial processing services	$--	$--	$--	$--
Corporate activities	$1,074,034	$771,529	$2,655,783	$1,948,735
	$1,074,034	$771,529	$2,655,783	$1,948,735

	Three Months Ended December 31, 2010	Year Ended June 30, 2010
Fixed assets (net):
Prepaid services	$223,214	$241,071
Financial processing services	$4,400,968	$--
	$4,624,182	$241,071

21.           Subsequent Events

We have evaluated subsequent events through February 18, 2011, which is the date the financial statements were issued.

1:20 Stock Split:
On January 13, 2011, we received approval from the Financial Industry Regulatory Authority clearing its 1 for 20 reverse stock split of its issued and outstanding common shares.  Our issued and outstanding common shares were decreased from 818,277,527 to 40,913,876 effective January 14, 2011.

Debt Defaults:
As of the date of the filing of this quarterly report, the first principal payment due to Thermocredit (Thermo), which was due on or before August 31, 2010 pursuant to an Amendment executed with Thermo in June 2010, has not been made and we are therefore in default and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of February 20, 2010 was $2,501,285, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

As of the date of the filing of this annual report, we have not made any payments to China Voice Holding Corp. (CHVC) pursuant to a settlement agreement we executed in June 2010, and we are therefore in default. A default interest rate of 18% shall be applied to any outstanding payments owed as of the date of default. An additional cash payment of $500,000 will also be immediately due and payable.  Effective June 30, 2010 the settlement agreement was amended to delete CHVC’s option to be repaid through the issuance of shares of Flint’s common stock.   CHVC has obtained judgment against Flint for $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees.

New Convertible Notes Issued and/or Restructured
On January 13, 2011, $30,000 out of the remaining balance of $490,000 from a $540,000 convertible promissory note was purchased by a third party. The $30,000 note was amended to include the following terms: accruing interest at 6% per annum and having a maturity date of January 13, 2012, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

Additionally on January 13, 2011, $50,000 was invested and a $50,000 convertible promissory note was issued, accruing interest at 6% per annum and having a maturity date of January 13, 2012, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion.

On January 27, 2011, $50,000 out of Thermocredit’s $2,000,000 note was purchased by a third party.  The $50,000 note was amended to include the following terms: accruing interest at 8% per annum and having a maturity date of June 28, 2011, and convertible at a 50% discount to the Market Price at the time of conversion.

On January 31, 2011, $35,000 was invested and a $35,000 convertible promissory note was issued, accruing interest at 8% per annum with a maturity date of November 3, 2011 and convertible at a 48% discount to the Market Price at the time of conversion.

Unregistered Share Issuances:
In January of 2011, 1,500,000 shares of common stock were issued to a consultant for services rendered.

Convertible Note Conversions
In January 2011, 7 convertible note holders converted a total of $115,000 of existing debt into 11,898,248 shares of our common stock.

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

OVERVIEW
Management’s objective for the three and six months ended December 31, 2010 was to improve overall operations to reduce the need for external financing but also to position the Company for growth in existing markets and new areas such as mobile payments and remittances. The company continues to target suitable acquisitions to enhance the profitability from sustainable, higher margin, revenue streams. We continued our focus on growing our prepaid telecom segment that resulted in increased revenues over the period last year but a lower gross margin due to a change in product offerings for the period. We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business.

 In the three months ended December 31, 2010, we had a net loss of $2,221,663 ($0.10 per share basic and diluted), as compared to a net loss of $10,053,978 ($2.62 per share basic and diluted) in the three months ended December 31, 2009. We had a net loss of $4,311,246 ($0.26 per share basic and diluted) in the six months ended December 31, 2010, as compared to a net loss of $13,106,197 ($3.37 per share basic and diluted) in the six months ended December 31, 2009.  The decrease in the losses year on year was a direct result of the ceasing of non-profitable businesses, in February 2010, that were acquired as part of the CHVC transaction in 2009 and managements focus on operational cost rationalization during 2010. Operating losses reduced by 48% in the six months ended December 31, 2010 compared to the same period last year.

Our overall cash increased by $66,892 in the six months ended December 31, 2010, compared to a decrease by $1,049,752 in the six months ended December 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

REVENUES

Revenues for the three months ended December 31, 2010 increased 7% to $4,423,909 as compared to $4,134,368 for the three months ended December 31, 2009.  Revenues for the six months ended December 31, 2010 increased 2% to $8,860,669 as compared to $8,675,006 for the six months ended December 31, 2009.  This increase is primarily due to growth in the both the equipment and prepaid segments.

COST OF REVENUES AND GROSS MARGIN

Gross margin decreased to $183,137 (4.1%) and $432,004 (4.9%) respectively in the three and six months ended December 31, 2010 from $423,254 and $768,126 in the three and six months ended December 31, 2009. This decrease was primarily due to a changing product mix during 2010 and the loss of higher margin destinations for the prepaid segment from the previous year.

OPERATING EXPENSES

Operating expenses decreased by 28% to $1,356,329 in the three month period ended December 31, 2010 versus $1,872,192 for the same period in the last fiscal year, and decreased 51% to $2,044,145 in the six month period ended December 31, 2010 versus $4,138,606 for the same period in the last fiscal year.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.

The reduction in operating costs was due to management’s focus on cost rationalization throughout 2010, after an increase in operating costs of $597,312 resulting from the acquisitions of III and P2P in October 2010.

The non-cash charges for compensation consist mainly of depreciation and amortization charges for fixed and intangible assets and the grants of stock issued as part of settlements for services rendered. The common stock issued was valued at its fair market value at the date of issuance and do not represent any cash payments.

INTEREST EXPENSE

The $1,074,034 and $2,655,783 for the three and six months ended December 31, 2010, respectively, in interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related and beneficial conversion features to those notes.  The other component is exchange gains and losses from currency transactions in the Euro and U.S. dollar. The amount of interest charges related to accounting for debt discounts and beneficial conversion features that did not involve the payment of cash amounted to $1,519,674.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash increased by $66,892 for the six months ended December 31, 2010.

 The sources and uses of cash are summarized as follows (unaudited):

	Six Months Ended December 31,
	2010	2009
Net cash used in operating activities	$(589,215)	$(1,678,061)
Net cash provided by (used in) investing activities	15,063	(133,532)
Net cash provided by financing activities	597,723	751,034
Net cash used in foreign currency activities	43,321	10,807
Net increase (decrease) in cash and cash equivalents	$66,892	$(1,049,752)

During the six months ended December 31, 2010, cash used in operating activities was $589,215 resulting from a gross profit of $432,004 and operating expenses of $2,044,145 . This included non cash charges for depreciation, stock and option compensation, amortization of beneficial conversion feature and accretion of debt discount of $306,879, $631,542, $867,445 and $652,229, respectively.

Other operating activities that increased cash were a reduction in Inventory of $17,972, an increase in the cash overdraft of $29,550, an increase in accounts payable of $703,810, an increase in other accrued liabilities of $199,200 and an increase in accrued interest of $1,152,348. Operating activities that decreased cash included an increase in accounts receivable of $834,575.

Cash provided by investing activities for the six months ended December 31, 2010 consisted of cash assumed on acquisition of $15,063.

Cash provided by financing activities for the six months ended December 31, 2010 consisted of the sale of short term promissory notes, which provided $602,000 in cash.  Cash used in financing activities for the six month ended December 31, 2010 consisted of payments of $4,277 to lines of credit.

$43,321 of cash was provided in foreign currency transactions related to exchange gains on convertible notes payable during the six months ended December 31, 2010 and $10,807 was used in the six months ending December 31 2009.

As of December 31, 2010, we had cash and cash equivalents of $86,311, an increase of $66,892 from the balance at June 30, 2010, which was $19,419.  Our working capital deficit increased as of December 31, 2010 to ($14,741,401) as compared to a working capital deficit of ($10,630,231) at June 30, 2010.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses

We are still largely dependent on financing in order to generate cash to maintain its operations.

On November 26, 2010 we signed an Equity Line of Credit Agreement with Kodiak Capital, as amended and restated on January 21, 2011. This agreement allows us to place up to $15 million worth of our common stock to Kodiak over two years, subject certain conditions, which will become available to us when a registration statement on Form S-1 is deemed effective by the SEC. This agreement will require Kodiak to sell shares in the market and in order to be successful requires the stock to be liquid and trading at levels that will generate enough value to allow the company to draw the full amount over the period. The agreement allows us to place shares with Kodiak based on a formula. The maximum amount of each Put is equal to, at Kodiak’s election, five hundred percent (500%) of the average daily volume (U.S. market only) of the Common Stock for the five (5) trading days prior to the applicable Put notice date, multiplied by the average of the five (5) daily closing bid prices immediately preceding the Put Date, or (B) five hundred thousand dollars ($500,000). This determines the maximum amount that we can draw per Put and is directly related to the trading activity of the stock.

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

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement. As of September 30, 2010, we do not have sufficient authorized shares available to raise the full $15 million under the Kodiak financing agreement. In order to facilitate the full draw we will have to either (i) increase our number of authorized shares or (ii) effectuate a reverse stock split that does not correspondingly decrease the total number of authorized shares. A special meeting of shareholders was held on August 10, 2010, and one of the items voted on and approved by the shareholders was a reverse split that did not correspondingly decrease the authorized shares.

As of the date of the filing of this report, we have a total of approximately $2.9 million of loan principal that is past due from a total principal balance of approximately $6.7 million, representing 11 individual parties. Under the terms of the loan agreements the $6.7 million principal is payable. In addition, approximately $2.25 million of accumulated interest, preferred share dividends and related penalties is past due on these loans. We are in active discussions with these parties about the outstanding debt and rescheduling payments in the future based on the business progress during 2010 and the ability of the Company to meet the new arrangements from the Kodiak funding. They are waiting to finalize these terms once the Registration Statement is deemed effective and a structured funding environment is in place. Of the 11 parties, four have initiated legal proceedings, the remainder, including our secured lender, have not initiated legal proceedings. Of the four that have taken legal steps, we believe, based on discussions with them, that suitable payment terms will be agreed upon over the duration of the Kodiak funding. In addition to these loans, we have approximately $1.2 million of trade payables that are past due. Two parties have received summary judgments, as reported in our Form 10-K for the year ended June 30, 2010 and in this quarterly report, and we have been served with a pending action from another. Despite receiving these judgments, we have agreed to terms to pay down one of the larger amounts over two years. Management is confident the Company will be successful in satisfying these obligations prior to foreclosure or bankruptcy. However, there is no assurance that any additional capital will be raised.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A stipulation for judgment was filed by Carmel Solutions, Inc. (Carmel) in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009 in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The Complaint claims that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently attempting to further negotiate with AT&T.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against Flint for the amount of $200,000 plus interest, attorney’s fees and costs.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This suit alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs.

On October 25, 2010, China Voice Holding Corp. filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint claims that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees.

On November 10, 2010, Abovenet Communications filed a Complaint against Flint in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000.

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

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended December 31, 2010, we issued we issued 500,000 shares of restricted common stock to senior management, as a retention incentive, and 3,750,000 shares to certain consultants, as part of their compensation for services rendered. Additionally, a number of convertible note holders converted their convertible promissory notes into common shares, equaling a total of 21,105,711 shares of our common stock

With respect to these transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended. The investors are all accredited investors or certain persons outside the United States, and were given complete information concerning us and represented that the shares were being acquired for investment purposes. The issuance was made without general solicitation or advertising.  The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a)	Exhibits:

Number	Description	Location
2.1	Agreement and Plan of Merger dated October 5, 2010.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
2.2	Form of Certificate of Designation of Series H Preferred Stock.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Incorporated by reference to Exhibit 3.19 to the Registrant’s Form 10-K filed on October 20, 2010.
4.1	$40,000 Convertible Promissory Note issued on October 13, 2010.	Filed electronically herewith.
4.2	$25,000 Convertible Promissory Note issued on October 25, 2010.	Filed electronically herewith.
4.3	$15,000 Convertible Promissory Note issued on November 5, 2010.	Filed electronically herewith.
4.4	$48,000 Promissory Note issued on November 8, 2010.	Filed electronically herewith.
4.5	$24,000 Promissory Note issued on November 19, 2010.	Filed electronically herewith.
4.6	$35,000 Promissory Note issued on November 22, 2010.	Filed electronically herewith.
4.7	$14,000 Convertible Promissory Note issued on November 25, 2010.	Filed electronically herewith.
4.8	$75,000 Convertible Promissory Note issued on December 3, 2010.	Filed electronically herewith.
4.9	$50,000 Convertible Promissory Note as assigned, amended and restated on December 3, 2010.	Filed electronically herewith.
4.10	$40,000 Convertible Promissory Note issued on December 7, 2010.	Filed electronically herewith.
4.11	$50,000 Promissory Note issued on December 15, 2010.	Filed electronically herewith.
4.12	Warrant to purchase up to 33,333,333 shares of common stock issued on December 15, 2010	Filed electronically herewith.
4.13	$50,000 Convertible Promissory Note as amended & restated on October 11, 2010	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10Q filed on November 15, 2010.
4.14	$25,000 Convertible Promissory Note issued on October 11, 2010	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10Q filed on November 15, 2010.
4.15	Purchase and Satisfaction Agreement dated October 8, 2010	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10Q filed on November 15, 2010.
4.16	$25,000 Convertible Promissory Note issued on October 8, 2010	Incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10Q filed on November 15, 2010.
4.17	$30,000 Convertible Promissory Note issued on October 21, 2010	Incorporated by reference to Exhibit 4.11 to the Registrant’s Form 10Q filed on November 15, 2010.
4.18	$30,000 Convertible Promissory Note as assigned, amended and restated on January 13, 2011.	Filed electronically herewith.
4.19	$50,000 Convertible Promissory Note issued on January 13, 2011.	Filed electronically herewith.

4.20	$50,000 Convertible Promissory Note as assigned, amended and restated on January 27, 2011.	Filed electronically herewith.
4.21	$35,000 Convertible Promissory Note issued on January 31, 2011.	Filed electronically herewith.

10.1	2009 Restricted Stock Plan	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on October 26, 2009.
10.2	Investment Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 30, 2010.
10.3	Registration Rights Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on November 30, 2010.
10.4	Amended and Restated Investment Agreement by and among Kodiak Capital Group and Flint Telecom Group, Inc. dated January 21, 2011.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 filed on January 21, 2011.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: February 22, 2011             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                       Officer (Principal Accounting Officer)