Form 10-Q/A
period 2010-12-31
FLINT TELECOM GROUP INC.
filed 2011-03-09
CIK 832370

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, of Flint Telecom Group, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on February 22, 2011 (the “Form 10-Q”) is to amend the following sections:

(i)	The Condensed Consolidated Statement of Cash Flows of the unaudited financial statements, related to a reclassification;

(ii)	Note 6 to the unaudited financial statements, related to Accounts Receivable and Concentration of Credit Risk;

(iii)	Note 14 of the unaudited financial statements, related to Commitments and Contingencies; and

(iv)	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

No other material changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
a.	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	4
b.	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (unaudited)	6
c.	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited)	8
e.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the six months ended December 31, 2010 (unaudited)	12
d.	Notes to the Condensed Consolidated Financial Statements (unaudited)	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4.	CONTROLS AND PROCEDURES	41
	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	43
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4.	REMOVED AND RESERVED	43
ITEM 5.	OTHER INFORMATION	43
ITEM 6.	EXHIBITS	43
		44
	SIGNATURES	46
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

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,311,246)	$(13,106,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,879	1,279,246
Bad debts	79,470	130,506
Other non-cash transactions:
Impairment of goodwill and other intangible assets	--	7,760,028
Stock and option compensation expense	631,542	974,577
Loss on fixed assets	--	332,023
Accretion of debt discount	652,229	1,152,889
Amortization of beneficial conversion feature	867,445	--

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(914,045)	(164,350)
Prepaid expense	--	8,234
Inventories	17,972	401,146
Deferred offering costs & debt issuance costs	(37,433)	--
Deposit	--	(109)
Accounts payable	703,810	(1,113,818)
Cash overdraft	29,550	(175,096)
Accrued liabilities	160,638	117,206
Net due to (from) Flint Telecom, Ltd.	71,626	359,690
Due from related parties	--	124,174
Accrued interest	1,152,348	241,770
Net cash used in operating activities	(589,215)	(1,678,061)

Cash Flows from Investing Activities:
Purchases of fixed assets	--	(8,532)
Investment in notes receivable	--	(125,000)
Cash from acquisition	15,063	--
Net cash provided by (used in) investing activities	15,063	(133,532)

Cash Flows From Financing Activities:
Proceeds from lines of credit	--	16,176
Proceeds from related parties debt	78,000	165,150
Proceeds from new debt	524,000	805,000
Payments on debt	--	(175,000)
Payments on line of credit	(4,277)	(3,925)
Payments on related party debt	--	(50,279)
Payments on lease obligations	--	(6,088)
Redemption of preferred stock	--	--
Net cash provided (used) by financing activities	597,723	751,034

Cash Flows From Foreign Currency Activities:
Exchange (gain) loss on convertible notes	43,321	10,807
Net cash provided by (used in) foreign currency activities	43,321	10,807
Net increase (decrease) in cash and cash equivalents	66,892	(1,049,752)
Cash and cash equivalents, beginning of the period	19,419	1,337,002
Cash and cash equivalents, end of the period	$86,311	$287,250

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

Certain reclassifications have been made to the prior year in order to conform to the current year.

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

The allowance for doubtful accounts at June 30, 2010 was $431,381. During the period ended December 31, 2010, the Company elected to write off $289,484 in accounts receivable that were deemed no longer collectable. These amounts had been fully provided for in the allowance for doubtful accounts at June 30, 2010. As the accounts receivable balance over 90 days was reduced by the amounts written off, the allowance for doubtful accounts required at as at December 31, 2010 was $218,015.

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

14.           Commitments and Contingencies

A stipulation for judgment was filed by Carmel Solutions, Inc. ("Carmel") in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment. As of December 31, 2010, the financial statements contain a payable amount of $60,000 in relation to this action. Our management is confident that the lower amount will be more reflective of the end settlements amount. There are currently no discussions taking place between the parties on settling this amount and no approach has been received from Carmel since the judgment was entered.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009, in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently negotiating a payment schedule with AT&T that management is confident will result in a structured plan to allow us pay the remaining balance. As of December 31, 2010, the financial statements contain a payable amount of $440,672 in relation to this action. Our management is in active discussions with AT&T to agree a phased payment of this amount over two years and is confident that this outcome will result from those discussions.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against us for the amount of $200,000 plus interest, attorney’s fees and costs.  As of December 31, 2010, we have accrued $200,000 in the accounts in relation to this action. Management has opened discussions with representatives of the plaintiff to discuss a phased payment of the amount due. It is too early for management to say if this will be achieved.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This complaint alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs. As of December 31, 2010, we have accrued $195,623 in the accounts in relation to this action to include interest and penalties. Management intends to enter into renewed discussions with Mr. Burbank to discharge this amount.

On October 25, 2010, China Voice Holding Corp. ("CHVC") filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees. As of December 31, 2010, we have accrued $2,182,676 in the financial statements in relation to this action to include interest and penalties. In the interim, a large proportion of this amount as been assigned to a third party by CHVC and management is in active discussions with that party to agree new payment terms.

On November 10, 2010, Abovenet Communications filed a complaint against us in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs. As of December 31, 2010, we have accrued $16,000 in the financial statements in relation to this action, which is the amount of services used from Abovenet prior to its action. It is too early in the process for management to accurately estimate the full contingency amount attached to this legal action. To date, no discussions have taken place with Abovenet in relation to settling this action.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000. As of December 31, 2010 the financial statements include $1,126,875 in loans and accrued interest and $1,530,000 in preferred shares in relation to Mr. Davis. Management remains confident that suitable terms can be reached with Mr. Davis to reschedule agreed payment arrangements to settle this action.

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

15.           Stockholders' Equity

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

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement. As of December 31, 2010, we do not have sufficient authorized shares available to raise the full $15 million under the Kodiak financing agreement. In order to facilitate the full draw we will most likely have to increase our number of total authorized shares, requiring a shareholder vote, before we would have the ability to raise the full $15 million under the Kodiak financing agreement.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report may constitute forward-looking statements. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel, changes in laws regulating telecommunications providers, changes in laws affecting the telecommunications products and services we provide. We disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A stipulation for judgment was filed by Carmel Solutions, Inc. ("Carmel") in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment. As of December 31, 2010, the financial statements contain a payable amount of $60,000 in relation to this action. Our management is confident that the lower amount will be more reflective of the end settlements amount. There are currently no discussions taking place between the parties on settling this amount and no approach has been received from Carmel since the judgment was entered.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009, in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently negotiating a payment schedule with AT&T that management is confident will result in a structured plan to allow us pay the remaining balance. As of December 31, 2010, the financial statements contain a payable amount of $440,672 in relation to this action. Our management is in active discussions with AT&T to agree a phased payment of this amount over two years and is confident that this outcome will result from those discussions.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against us for the amount of $200,000 plus interest, attorney’s fees and costs.  As of December 31, 2010, we have accrued $200,000 in the accounts in relation to this action. Management has opened discussions with representatives of the plaintiff to discuss a phased payment of the amount due. It is too early for management to say if this will be achieved.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This complaint alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs. As of December 31, 2010, we have accrued $195,623 in the accounts in relation to this action to include interest and penalties. Management intends to enter into renewed discussions with Mr. Burbank to discharge this amount.

On October 25, 2010, China Voice Holding Corp. ("CHVC") filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees. As of December 31, 2010, we have accrued $2,182,676 in the financial statements in relation to this action to include interest and penalties. In the interim, a large proportion of this amount as been assigned to a third party by CHVC and management is in active discussions with that party to agree new payment terms.

On November 10, 2010, Abovenet Communications filed a complaint against us in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs. As of December 31, 2010, we have accrued $16,000 in the financial statements in relation to this action, which is the amount of services used from Abovenet prior to its action. It is too early in the process for management to accurately estimate the full contingency amount attached to this legal action. To date, no discussions have taken place with Abovenet in relation to settling this action.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000. As of December 31, 2010 the financial statements include $1,126,875 in loans and accrued interest and $1,530,000 in preferred shares in relation to Mr. Davis. Management remains confident that suitable terms can be reached with Mr. Davis to reschedule agreed payment arrangements to settle this action.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS
a)	Exhibits:

Number	Description	Location
2.1	Agreement and Plan of Merger dated October 5, 2010.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
2.2	Form of Certificate of Designation of Series H Preferred Stock.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Incorporated by reference to Exhibit 3.19 to the Registrant’s Form 10-K filed on October 20, 2010.
4.1	$40,000 Convertible Promissory Note issued on October 13, 2010.	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q filed on February 22, 2011.
4.2	$25,000 Convertible Promissory Note issued on October 25, 2010.	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q filed on February 22, 2011.
4.3	$15,000 Convertible Promissory Note issued on November 5, 2010.	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q filed on February 22, 2011.
4.4	$48,000 Promissory Note issued on November 8, 2010.	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q filed on February 22, 2011.
4.5	$24,000 Promissory Note issued on November 19, 2010.	Incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-Q filed on February 22, 2011.
4.6	$35,000 Promissory Note issued on November 22, 2010.	Incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-Q filed on February 22, 2011.
4.7	$14,000 Convertible Promissory Note issued on November 25, 2010.	Incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-Q filed on February 22, 2011.
4.8	$75,000 Convertible Promissory Note issued on December 3, 2010.	Incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q filed on February 22, 2011.
4.9	$50,000 Convertible Promissory Note as assigned, amended and restated on December 3, 2010.	Incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q filed on February 22, 2011.
4.10	$40,000 Convertible Promissory Note issued on December 7, 2010.	Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q filed on February 22, 2011.
4.11	$50,000 Promissory Note issued on December 15, 2010.	Incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q filed on February 22, 2011.
4.12	Warrant to purchase up to 33,333,333 shares of common stock issued on December 15, 2010	Incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q filed on February 22, 2011.
4.13	$50,000 Convertible Promissory Note as amended & restated on October 11, 2010	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10Q filed on November 15, 2010.
4.14	$25,000 Convertible Promissory Note issued on October 11, 2010	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10Q filed on November 15, 2010.
4.15	Purchase and Satisfaction Agreement dated October 8, 2010	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10Q filed on November 15, 2010.
4.16	$25,000 Convertible Promissory Note issued on October 8, 2010	Incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10Q filed on November 15, 2010.
4.17	$30,000 Convertible Promissory Note issued on October 21, 2010	Incorporated by reference to Exhibit 4.11 to the Registrant’s Form 10Q filed on November 15, 2010.
4.18	$30,000 Convertible Promissory Note as assigned, amended and restated on January 13, 2011.	Incorporated by reference to Exhibit 4.18 to the Registrant's Form 10-Q filed on February 22, 2011.
4.19	$50,000 Convertible Promissory Note issued on January 13, 2011.	Incorporated by reference to Exhibit 4.19 to the Registrant's Form 10-Q filed on February 22, 2011.

4.20	$50,000 Convertible Promissory Note as assigned, amended and restated on January 27, 2011.	Incorporated by reference to Exhibit 4.20 to the Registrant's Form 10-Q filed on February 22, 2011.
4.21	$35,000 Convertible Promissory Note issued on January 31, 2011.	Incorporated by reference to Exhibit 4.21 to the Registrant's Form 10-Q filed on February 22, 2011.

10.1	2009 Restricted Stock Plan	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on October 26, 2009.
10.2	Investment Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 30, 2010.
10.3	Registration Rights Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on November 30, 2010.
10.4	Amended and Restated Investment Agreement by and among Kodiak Capital Group and Flint Telecom Group, Inc. dated January 21, 2011.	Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 filed on January 21, 2011.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: March 9, 2011             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                       Officer (Principal Accounting Officer)