Form 10-Q
period 2011-03-31
FLINT TELECOM GROUP INC.
filed 2011-05-23
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 As of May 19, 2010, the Issuer had 161,197,936 Shares of Common Stock outstanding.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,568	$19,419
Accounts receivable, net of allowance for doubtful accounts of $246,333
for March 31, 2011 and $431,381 for June 30, 2010	1,485,008	1,049,648
Inventories	221,357	361,784
Prepaid expenses and other current assets	29,421	--
Current assets	1,781,354	1,430,851

Fixed assets:
Equipment	6,453,736	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	6,648,575	2,080,443
Less: accumulated depreciation	(2,261,730)	(1,839,372)
Net fixed assets	4,386,845	241,071

Deferred offering costs	28,333	--
Deposit	3,200	3,200
Other intangible assets, net	3,031,420	--
Debt issuance costs, net	9,100	--
Investments	10,297	--
Total assets	$9,250,549	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$4,468,353	$3,641,554
Cash overdraft	34,398	--
Other accrued liabilities	1,027,481	587,033
Accrued interest payable	2,117,115	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,867,461	2,038,102
Due to Flint Telecom Limited	213,160	156,042
Notes payable	1,878,838	1,935,163
Notes payable – related parties	2,095,514	2,061,861
Convertible notes payable, net of discount	2,029,093	517,059
Convertible notes payable – related parties	98,000	98,000
Other payable	29,827	--
Total current liabilities	17,640,549	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Lines of credit	586,078	--
Total liabilities	18,226,627	13,066,017

Commitments and contingencies

Redeemable equity securities	5,065,997	4,515,379
Convertible preferred stock	5,433,562	--
Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 607,000 issued and outstanding at March 31, 2011, 668,780 issued and outstanding at June 30, 2010	307	367
Common stock: $0.01 par value; 900,000,000 authorized, 75,975,475 issued and outstanding at March 31, 2011, 6,491,221 issued and outstanding at June 30, 2010	759,755	64,912
Common stock issuable	133,218	2,368
Additional paid-in capital	37,232,902	34,114,627
Deferred offering costs paid in common stock	(66,000)	--
Accumulated deficit	(57,535,819)	(50,088,548)
Total stockholders' (deficit)	(19,475,637)	(15,906,274)
Total liabilities, redeemable equity securities, convertible preferred stock and stockholders’ (deficit)	$9,250,549	$1,675,122

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$3,779,682	$2,862,261	$12,640,351	$11,537,215

Cost of revenues	3,537,781	2,787,878	11,966,446	10,694,904

Gross profit	241,901	74,384	673,905	842,311

Operating expenses:
General and administrative:
Consultants	62,090	--	62,090	35,152
Bad debt expense	28,319	80,929	107,789	211,435
Salaries and payroll related expense	384,274	335,569	851,543	1,298,405
Research and development	94,346		300,560
Management fee to Flint Telecom, Ltd.	50,000	200,000	150,000	450,000
Stock compensation and option expense:
Directors and officers	139,688	1,062,292	464,813	1,761,684
Consultants	8,333	474,600	238,750	660,161
Employees	3,833	(28,374)	79,833	61,250
Depreciation and amortization expense	403,298	27,750	710,177	1,249,155
Other	446,584	82,140	699,355	646,270
Total operating expenses	1,620,765	2,234,906	3,664,910	6,373,512

Operating loss	(1,378,864)	(2,160,522)	(2,991,005)	(5,531,201)

Other income (expense)	76	(42,090)	76	--
Interest expense	(812,137)	(1,004,401)	(3,467,920)	(2,953,136)

Foreign exchange	39,079	160,787	(4,242)	149,980
Discontinued operations, net of tax	--	(5,463,699)	--	(13,281,766)

Net loss	(2,151,846)	(8,509,925)	(6,463,091)	(21,616,123)
Accrued dividends and penalties	(189,215)	--	(550,618)	--
Discount on convertible equities	(250,000)	--	(433,562)	--
Net loss attributable to common stockholders	$(2,591,061)	$(8,509,925)	$(7,447,271)	$(21,616,123)
Net loss per common share:
Basic	$(0.05)	$(2.06)	$(0.25)	$(5.49)
Diluted	$(0.05)	$(2.06)	$(0.25)	$(5.49)

Weighted average shares outstanding:
Basic	50,166,160	4,131,104	29,999,833	3,936,627
Diluted	50,166,160	4,131,104	29,999,833	3,936,627

See accompanying notes to condensed consolidated financial statements.

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,463,091)	$(21,616,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	710,177	1,306,995
Bad debts	107,789	500,642
Other non-cash transactions:
Impairment of goodwill and other intangible assets	--	12,215,200
Stock and option compensation expense	808,164	2,483,095
Accretion of debt discount	1,141,870	--
Amortization of debt discounts & warrants	--	1,576,379
Loss on disposal of fixed assets	--	332,023
Impairment of fixed assets	--	950,836
Amortization of debt issuance costs / beneficial conversion feature	761,444	352,786

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(543,149)	1,017,576
Prepaid expense	(29,421)	8,724
Inventories	140,427	392,118
Deposit	--	(51)
Accounts payable	465,731	(2,883,279)
Other payables	(6,134)	--
Debt issuance and deferred offering costs	(37,433)	--
Cash overdraft	34,398	(116,062)
Other accrued liabilities	440,448	198,647
Net due from Flint Telecom, Ltd.	121,626	587,166
Accrued interest	1,516,175	640,372
Net cash used in operating activities	(830,997)	(2,052,956)

Cash Flows from Investing Activities:
Purchases of fixed assets	--	(8,532)
Cash assumed in acquisition	15,063	--
Increase in notes receivable	--	(125,200)
Net cash used in investing activities	15,063	(133,732)

Cash Flows From Financing Activities:
Proceeds from lines of credit	--	18,293
Proceeds from related party debt	90,611	370,550
Proceeds from debt	720,000	855,000
Payments on debt	--	(175,000)
Payments on related party debt	--	(50,279)
Payments on line of credit	(5,630)	(3,925)
Proceeds from sale of common stock	32,500	--
Payments on lease obligations	--	(6,088)
Net cash provided by financing activities	837,481	1,008,551

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on convertible notes	4,602	(149,980)
Net increase (decrease) in cash	26,149	(1,328,117)
Cash and cash equivalents, beginning of the period	19,419	1,337,002
Cash and cash equivalents, end of the period	$45,568	$8,885

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
	Nine Months March	Ended 31,
	2011	2010
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$26,000

Cash paid for income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of notes payable and accrued interest (Note 13)	$892,392	$127,263

Discounts – warrants	$50,000	$779,091

Discounts – beneficial conversion	$1,141,870	$352,786

Payment on lease obligations through issuance of stock	$--	$36,000

Capitalization of accrued interest to a note payable	$43,634	$266,415

Due from related party satisfied with redeemable preferred stock	$--	$1,228,424

Transfer of due from Flint Telecom, Ltd. to notes payable	$--	$280,000

Deferred stock compensation	$66,000	$--

Preferred shares issued for acquisitions:
Cash	$15,063	$--
Other assets	10,297	--
Fixed assets	4,568,133	--
Other intangible assets	3,319,239	--
Accounts payable	(361,068)	--
Accrued interest	(92,807)	--
Other payable	(35,961)	--
Line of credit	(1,422,896)	--
	$6,000,000	$--
See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Preferred Shares (Series D, F, G)		Common Stock		Common Stock Issuable		Additional Paid in Capital	Deferred Offering Costs	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2010	366,780	$367	6,491,221	$64,912	236,842	$2,368	$34,114,627	-	$(50,088,548)	$(15,906,274)
Conversion of notes payable	-	-	7,754,456	77,545	-	-	31,586	-	-	109,131
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	350,957	-	-	350,957
Shares issued to consultants for services	-	-	312,500	3,125	118,750	1,188	146,438	-	-	150,750
Shares issued to officer, directors, employees for vested stock compensation	-	-	750,000	7,500	-	-	39,000	-	-	46,500
Stock payable issued	-	-	236,842	2,368	(236,842)	(2,368)	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	148,021	-	-	148,021
Conversion of preferred stock shares into common shares	(60,000)	(60)	300,000	3,000	-	-	(2,940)	-	-	-
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(112,088)	(112,088)
Net loss for the quarter	-	-	-	-	-	-	-	-	(2,089,583)	(2,089,583)
Balances at September 30, 2010	306,780	$307	15,845,019	$158,450	118,750	$1,188	$34,827,689	-	$(52,290,219)	$(17,302,586)

Conversion of notes payable	-	-	20,933,456	209,335	-	-	282,115	-	-	491,450
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	516,488	-	-	516,488
Shares issued to consultants for services	-	-	2,250,000	22,500	-	-	48,833	-	-	71,333
Shares issued for deferred offering costs	-	-	1,500,000	15,000	-	-	51,000	(66,000)	-	-
Shares issued to officer, directors, employees for vested stock compensation	-	-	500,000	5,000	-	-	71,000	-	-	76,000
Stock payable issued	-	-	118,750	1,188	(118,750)	(1,188)	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	139,688	-	-	139,688
Discount on Series H Convertible Equities	-	-	-	-	-	-	1,000,000	-	(183,562)	816,438
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(249,315)	(249,315)
Issue of warrents to holder of note payable	-	-	-	-	-	-	50,000	-	-	50,000
Net loss for the quarter	-	-	-	-		-	-	-	(2,221,663)	(2,221,663)
Balances at December 31, 2010	306,780	$307	41,147,225	$411,472	-	$-	$36,986,813	(66,000)	$(54,944,759)	$(17,612,167)

Conversion of notes payable	-	-	33,328,250	333,283	7,412,698	74,127	(162,598)	-	-	244,811
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	274,425	-	-	274,425
Shares issued to consultants for services	-	-	1,500,000	15,000	-	-	9,000	-	-	24,000
Stock payable issued	-	-	-	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	151,854	-	-	151,854
Issuance of common stock			-	-	5,909,091	59,091	(26,591)	-	-	32,500
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(189,215)	(189,215)
Discount on preferred stock	-	-	-	-	-	-	-	-	(250,000)	(250,000)
Net loss for the quarter	-	-	-	-	-	-	-	-	(2,151,845)	(2,151,845)
Balances at March 31, 2011	306,780	$307	75,975,475	$759,755	13,321,789	$133,218	$37,232,902	(66,000)	$(57,535,819)	$(19,475,637)

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

The accompanying condensed consolidated financial statements have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-K.  On January 14, 2011 a 1:20 reverse stock split went effective and we have retroactively adjusted all our common share amounts and per share stock prices accordingly.  In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our SEC Form 10K filed on October 20, 2010.

Certain reclassifications have been made to the prior year in order to conform to the current year.

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $6,463,091 for the nine months ended March 31, 2011 and $28,865,778 for the year ended June 30, 2010, negative cash flow from operating activities of $830,998 for the nine months ended March 31, 2011, an accumulated stockholder’s deficit of $57,535,819 and a working capital deficit of $15,859,194 as of March 31, 2011.  Also, as of March 31, 2011, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

As of the date of the filing of this report, we have a total of approximately $3.7 million of loan principal that is past due from a total principal balance of approximately $6.7 million, representing 14 individual parties. Under the terms of the loan agreements the $6.7 million principal is payable. In addition, approximately $2.1 million of accumulated interest, preferred share dividends and related penalties is past due on these loans. We are in active discussions with these parties about the outstanding debt and rescheduling payments in the future based on the business progress during 2010 and the ability of the Company to meet the new arrangements from the Kodiak funding. Of the 14 parties, five have initiated legal proceedings, the remainder, including our secured lender, have not initiated legal proceedings. Of the five that have taken legal steps, we believe, based on discussions with them, that suitable payment terms will be agreed upon over the duration of the Kodiak funding. In addition to these loans, we have approximately $1.2 million of trade payables that are past due. Four parties have received summary judgments, as reported in our Form 10-K for the year ended June 30, 2010 and in this quarterly report, and we have been served with a pending action from another. Despite receiving these judgments, we have agreed to terms to pay down one of the larger amounts over two years. Management is confident the Company will be successful in satisfying these obligations prior to foreclosure or bankruptcy. However, there is no assurance that any additional capital will be raised.

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

The Series H Convertible Preferred Stock has a $0.001 per share par value, and one vote for each preferred share issued. The fair value of the common stock into which the Series H Convertible Preferred Stock can be converted is $10.00 per preferred share. Each preferred share has a conversion value of $10.00 of common stock. The 600,000 shares of Series H Convertible Preferred Stock therefore represents an aggregate value of $6 million in common stock when converted. The Series H Convertible Preferred Stock are not redeemable and the holders have no right to receive cash in lieu of converting into common stock under the conversion terms.

The Series H Convertible Preferred Stock is convertible on or after a period of twelve months from the closing date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the closing date, or $0.0118. The closing price for our common stock on October 25, 2010 was $0.118. Therefore, the applicable conversion price for the full amount of Series H preferred stock at the transaction date was $0.0885 per share, representing a potential total of 67,796,610 common shares on the transaction date.

Under ASC 480-10-S99, we have recorded a beneficial conversion feature of $1,000,000 on the Series H Convertible Preferred Stock of which we accreted $566,438 during the nine months ended March 31, 2011.

If the 300,000 currently issued Series H Convertible Preferred Shares were converted as of March 31, 2011, a total of 25,423,728  common shares would be issued based on the lowest per share conversion price of $0.0118.  However, these preferred shares are not convertible until October 25, 2011, and, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time.

Our preliminary allocation of the consideration to the assets and liabilities are as follows:
Cash	$15,063
Other assets	10,297
Fixed assets	4,568,133
Other intangible assets	3,319,239
Accounts payable	(361,068)
Accrued interest	(92,807)
Other payable	(35,961)
Line of credit	(1,422,896)
$6,000,000

The allocation of the consideration to the assets and liabilities as listed above is preliminary and was not carried out by a third party expert valuation firm. The company intends to have such a valuation completed and included in its audited statements for the year ending June 30, 2011. The amount of contingent consideration that was recognized at the acquisition date, October 25, 2010, was $3,000,000 for the contingent future payments through the issuance of additional Series H Convertible Preferred Stock. The amounts of revenues and earnings included in the statement of operations from October 25, 2010 through March 31, 2011 was $0.00 and $(1,466,559), respectively.

Separate from the Merger Agreement, as a hiring and retention incentive and in lieu of issuing stock options under the Company’s stock option plan, during the nine months ended March 31, 2011 we issued a total of 390,000 shares of restricted common stock, vesting over a period of three years with one third vesting at the first annual anniversary of employment with the company and quarterly thereafter, to the officers and employees at III and P2P.  These shares of restricted common stock were valued at $0.118 per share.  We recorded approximately $3,835 and $11,505 in expense in the three and nine months ended March 31, 2011, related to the shares of restricted common stock granted to these officers and employees.

The following are condensed pro forma financial information as though the acquisition of III and P2P had occurred as of July 1, 2009. In association with the acquisition of III and P2P, we recorded the purchase price in excess of the net assets acquired as of the acquisition date as intangible assets.

Flint Telecom Group, Inc.
Condensed Pro Forma Statement of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$3,779,682	$3,092,985	$12,640,351	$13,885,207
Net income (loss)	(2,151,845)	(8,890,974)	(6,463,091)	(7,606,239)
Net income (loss) per common share	$(0.04)	$(2.15)	$(0.21)	$(1.93)
Weighted average shares outstanding	50,166,160	4,131,104	29,999,833	3,936,627

6.           Accounts Receivable and Concentration of Credit Risk

Four customer accounted for 63% of the Company’s revenue for the three months ended March 31, 2011.  Five customers accounted for 70% of our revenue for the nine months ended March 31, 2011..  Five customers accounted for 65% of the accounts receivable at March 31, 2011, the largest of which accounted for 24% of the receivables.

The allowance for doubtful accounts at June 30, 2010 was $431,381. During the three and nine months ended March 31, 2011, we elected to write off $150,442 and $139,041 in accounts receivable that were deemed no longer collectable. These amounts had been fully provided for in the allowance for doubtful accounts at June 30, 2010. As the accounts receivable balance over 90 days was reduced by the amounts written off, the allowance for doubtful accounts required at as at March 31, 2011 was $246,334.

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

Flint, Ltd.:
Flint Telecom Ltd, which is controlled by Mr. Browne, Flint’s CEO, has an amount due to it of $213,160 and $156,042 at March 31, 2011 and June 30, 2010, respectively.   This includes charges for management fees earned by Flint Telecom, Ltd., which during the nine months ended March 31, 2011 and 2010 were $150.000 and $450,000, respectively.  The management fees are for operating and financial services provided by Flint Telecom, Ltd. to us. Flint Telecom, Ltd. also has a direct equity investment in us.

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

SEL Nominees:
On March 8, 2010 SEL Nominees Ltd. (“SEL”) loaned us $58,000 and we issued a $58,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum, with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. On March 12, 2010 SEL loaned us $40,000 and we issued a $40,000 convertible promissory note accruing interest at a rate of eighteen percent (18%) per annum with interest only payments due each month and a maturity date of March 2011, and having a variable conversion price of 50% of the Market Price. “Market Price” means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. These SEL notes also contain a most favored nations clause as it relates to the conversion price.  As of March 31, 2011, the conversion price is $0.0017 per share, resulting in the maximum potential total of 57,547,058 shares to be issued upon full conversion of both SEL notes.  However, in accordance with the terms of the agreements related to these notes, each note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time without shareholder approval.  As of March 31, 2011, neither of these promissory notes have been repaid and are therefore in default. As a result, a default interest rate of 25% applies and the notes are immediately due and payable and we shall pay an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the notes plus (x) accrued and unpaid interest plus (y) default interest  (the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum.  SEL is recorded in the accounts as a related party due to the fact that SEL is controlled by Mr. Butler, who was one of our board members in March of 2010.

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

Misc. Loans from other ex-Officers
On September 24, 2009, Mr. Keaveney, our CFO at the time, loaned $75,000 to us and we issued to him a promissory note in the amount of $75,000, due and payable with a cash fee of $10,000 on or before October 24, 2009.  In June of 2010, we agreed to allow Mr. Keaveney to convert a portion of this note, $20,000, into 100,000 shares at $0.20 per share. During the three months ended December 31, 2010, Mr. Keaveney sold the remaining principal balance and accrued interest due on the note to a third party, who converted the assigned note into a total of 1,729,336 shares of common stock.  As of March 31, 2011, there is no outstanding principal balance or remaining accrued interest due on the note.

11.           Accounts Payable

Accounts payable at March 31, 2011 were $4,468,351. Six vendors accounted for 40% of the payables at March 31, 2011, the largest of which accounted for 8% of the payables.

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

During the three months ended March 31, 2011, a total of $100,000 of the Thermo note was sold and assigned to two third parties (See Note 13, Promissory Notes and Convertible Promissory Notes for more details.) However, as of March 31, 2011, we remain in default on this note and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of March 31, 2011 was $2,498,000 shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.  Despite the default status, Thermo remains supportive of the company and have not initiated any legal process to foreclose on the outstanding amount. Management are confident that a new payment schedule will be agreed with Thermo when our Form S1 registration is deemed effective by the SEC, allowing us to commence drawing against the equity funding line with Kodiak capital.

One of our subsidiaries, Phone House, Inc., has a line of credit with Wells Fargo bank in the amount of $32,472 and $38,102 as of March 31, 2011 and June 30, 2010, respectively.

Another one of our subsidiaries, Ingedigit International Inc. has a line of credit with the Florida Export Finance Corporation (“FEFC”) in the amount of $1,072,916, with monthly payments to commence July 15, 2011 in the principal amount of $65,000.00 plus 6% per annum interest on the then outstanding balance.

13.           Promissory Notes and Convertible Promissory Notes

Three and Nine Months Ended March 31, 2011:
During the three and nine months ended March 31, 2011, we issued $72,000 and $104,500 of total principal in the form of promissory notes, respectively, and $170,000 and $644,000, respectively, of total principal in the form of convertible promissory notes. Substantially all of the proceeds have been used for the continued operation of our business, including capital expenditures and working capital. During the three and nine months ended March 31, 2011 we also restructured $215,000 and $549,850, respectively, principal amount of promissory notes into convertible promissory notes, which were assigned to third parties and subsequently partially converted into shares of common stock.

As of March 31, 2011, we had (taking into consideration the calculation of debt discounts) $3,939,075 of total principal owed under promissory notes and $2,029,092 of total principal owed under convertible promissory notes.

Three Months Ended March 31, 2011:
New Convertible Promissory Notes
On January 11, 2011 we issued a $20,000 convertible note, accruing interest at 18% per annum and having a maturity date of January 11, 2012; this note is convertible at a 50% discount to the lowest 3 closing bid prices on any of the previous 10 trading days from the date of conversion and contains a most favored nations clause relating to this variable conversion price. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On January 13, 2011 we issued a $50,000 convertible note, accruing interest at 6% per annum and having a maturity date of January 13, 2012, and convertible at a 50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On January 31, 2011 we issued a $35,000 convertible note, accruing interest at 8% per annum and having a maturity date of November 3, 2012, and convertible at a 48% discount to the lowest 3 closing bid prices on any of the previous 10 trading days from the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On February 23, 2011 we issued a $35,000 convertible note, accruing interest at 10% per annum and having a maturity date of February 23, 2012, and convertible at a 50% discount to the average closing bid prices on any of the previous 20 trading days from the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On March 30, 2011 we issued a $30,000 convertible note, accruing interest at 6% per annum and having a maturity date of March 30, 2012, and convertible at a50% discount to the lowest closing bid price on any of the previous 4 trading days from the date of conversion. In accordance with the terms of this note, the note holder cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

New Promissory Notes and Restricted Common Stock
On March 7, 2011, an individual invested $14,000 and was issued a $7,500 promissory note, accruing interest at 250% and having a Maturity Date of 90 days from the date of issuance, and 1,363,636 shares of restricted common stock pursuant to a stock subscription agreement for $7,500 at $0.0055 per share.

On March 8, 2011, an individual invested $20,000 and was issued a $10,000 promissory note, accruing interest at 250% and having a Maturity Date of 90 days from the date of issuance, and 1,818,182 shares of restricted common stock pursuant to a stock subscription agreement for $10,000 at $0.0055 per share.

On March 11, 2011, an individual invested $10,000 and was issued a $5,000 promissory note, accruing interest at 250% and having a Maturity Date of 90 days from the date of issuance, and 909,091 shares of restricted common stock pursuant to a stock subscription agreement for $5,000 at $0.0055 per share.

On March 18, 2011, an individual invested $20,000 and was issued a $10,000 promissory note, accruing interest at 250% and having a Maturity Date of 90 days from the date of issuance, and 1,818,182 shares of restricted common stock pursuant to a stock subscription agreement for $10,000 at $0.0055 per share.

Note Conversions and Restructures
On January 10, 2011, $20,000 out of a $40,000 promissory note originally issued on May 31, 2010 was assigned to a third party and converted into 4,791,666 shares.  On January 24, 2011 $10,000 was converted into 1,666,667 shares, leaving $10,000 of the note outstanding as of March 31, 2011.

On January 13, 2011, $30,000 out of a $540,000 promissory note originally issued on September 1, 2009 was assigned to a third party; the restated $30,000 note accrues interest at 6% per annum and has a maturity date of January 13, 2012. This note is convertible at 50% of the lowest closing bid price over the 4 trading days prior to the date of conversion. In accordance with the terms of these notes, the note holders cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.

On January 27, 2011, $50,000 of the $2,000,000 promissory note owed to Thermocredit was assigned to a third party institution; the restated $50,000 note accrued interest at 8% per annum and has a maturity date of June 28, 2011. This note is convertible at 50% of the average of the lowest 3 closing bid prices over the 10 trading days prior to the date of conversion. In accordance with the terms of these notes, the note holders cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.
On February 3, 2011, $15,000of this note was converted into 2,000,000 shares of common stock.
On February 23, 2011, $9,500of this note was converted into 2,500,000 shares of common stock.
On March 10, 2011, $11,100of this note was converted into 3,000,000 shares of common stock.
On March 23, 2011, $7,000of this note was converted into 1,521,739 shares of common stock.
On March 30, 2011, $7,400of this note was converted into 2,055,556 shares of common stock.

In January of 2011 two convertible note holders converted $50,000 ($25,000 each) of their $125,000 notes into a total of 3,571,428 shares.  In March of 2011 these two convertible note holders converted another total of $50,000 into a total of 9,357,142 shares.  As of March 31, 2011 the balance left outstanding on each of these two notes is $30,000.

In February of 2011, $5,601 from the remaining $27,500 convertible note assigned in May of 2010 was converted into 430,987 shares of common stock.  Also in February, $15,000 worth from a $100,000 note originally issued on August 17, 2009 was made convertible and converted into 1,000,000 shares.

On February 17, 2011, $50,000 of the $2,000,000 promissory note owed to Thermocredit was assigned to two third party institutions; the restated notes in the principal amount of $25,750 each accrue interest at 15% per annum and have a maturity date of February 17, 2013; these two notes are convertible at a 50% discount to the lowest closing price over the 20 trading days prior to the date of conversion. In accordance with the terms of these notes, the note holders cannot beneficially own greater than 4.99% of our total issued and outstanding common stock at any given point in time.  On February 28, 2011, one note holder converted $9,000 into 2,400,000 shares of common stock.

During the three months ended March 31, 2011, one convertible note holder converted a total of $35,208 into a total of 6,445,763 shares.

Three Months Ended December 31, 2010:

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

Three Months Ended September 30, 2010:

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

Debt Schedule:

The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	2011	2012	Total
Notes payable	$1,862,171	$--	$1,862,171
Convertible notes payable	2,029,092	--	2,029,092
Line of credit	2,867,461	586,078	3,453,539
Notes payable – related parties	2,095,514	--	2,095,514
Convertible notes payable – related parties	98,000	--	98,000
Total:	$8,952,238	$586,078	$9,538,316

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

14.           Commitments and Contingencies

A stipulation for judgment was filed by Carmel Solutions, Inc. ("Carmel") in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment. As of March 31, 2011, the financial statements contain a payable amount of $60,000 in relation to this action. Our management is confident that the lower amount will be more reflective of the end settlements amount. There are currently no discussions taking place between the parties on settling this amount and no approach has been received from Carmel since the judgment was entered.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009, in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently negotiating a payment schedule with AT&T that management is confident will result in a structured plan to allow us pay the remaining balance. As of March 31, 2011, the financial statements contain a payable amount of $440,672 in relation to this action. Our management is in active discussions with AT&T to agree a phased payment of this amount over two years and is confident that this outcome will result from those discussions.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against us for the amount of $200,000 plus interest, attorney’s fees and costs.  As of March 31, 2011, we have accrued $200,000 in the accounts in relation to this action. Management has opened discussions with representatives of the plaintiff to discuss a phased payment of the amount due. It is too early for management to say if this will be achieved.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This complaint alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs. As of March 31, 2011, we have accrued $195,623 in the accounts in relation to this action to include interest and penalties. Management intends to enter into renewed discussions with Mr. Burbank to discharge this amount.

On October 25, 2010, China Voice Holding Corp. ("CHVC") filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees. As of March 31, 2011, we have accrued $2,182,676 in the financial statements in relation to this action to include interest and penalties. In the interim, a large proportion of this amount as been assigned to a third party by CHVC and management is in active discussions with that party to agree new payment terms.

On November 10, 2010, Abovenet Communications filed a complaint against us in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs. As of March 31, 2011, we have accrued $16,000 in the financial statements in relation to this action, which is the amount of services used from Abovenet prior to its action. It is too early in the process for management to accurately estimate the full contingency amount attached to this legal action. To date, no discussions have taken place with Abovenet in relation to settling this action.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000. As of March 31, 2011 the financial statements include $1,126,875 in loans and accrued interest and $1,530,000 in preferred shares in relation to Mr. Davis. Management remains confident that suitable terms can be reached with Mr. Davis to reschedule agreed payment arrangements to settle this action.

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

Below is a list of our leased offices and space as of March 31, 2011:
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

15.           Stockholder’s Equity

Temporary Equity:
We have two series of preferred stock that are classified as temporary equity, Series E and Series H.

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

Effective October 25, 2010 we designated 600,000 shares of Series H Convertible Preferred Stock, with a $0.001 per share par value, and one vote for each preferred share issued. The fair value of the common stock into which the Series H Convertible Preferred Stock can be converted is $10.00 per preferred share. Each preferred share has a conversion value of $10.00 of common stock. The 600,000 shares of Series H Convertible Preferred Stock therefore represents an aggregate value of $6 million in common stock when converted.

The Series H Convertible Preferred Stock is convertible on or after a period of twelve months from the closing date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the closing date, or $0.0118. The closing price for our common stock on October 25, 2010 was $0.118. Therefore, the applicable conversion price for the full amount of Series H preferred stock at the transaction date was $0.0885 per share, representing a potential total of 67,796,610 common shares on the transaction date. We have recorded a debt discount of $1,000,000 on the Series H Convertible Preferred Stock of which we accreted $566,438 during the nine months ended March 31, 2011.

If the 300,000 currently issued Series H Convertible Preferred Shares were converted as of March 31, 2011, a total of 25,423,728 common shares would be issued based on the lowest per share conversion price of $0.0118.  However, these preferred shares are not convertible until October 25, 2011, and, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time.

Preferred Stock:
As of March 31, 2011, 5,000,000 total shares of preferred stock, par value $0.001, were authorized and 608,780 shares were issued and outstanding, which is comprised of:

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

As of March 31, 2011, there are no shares of Series A, B, C or D preferred stock outstanding.

Common Stock:
As of March 31, 2011 we had 900,000,000 total authorized common stock, par value $0.01 per share, and 91,388,915 common shares issued and outstanding. There are no special voting or economic rights or privileges.

During the three months ended March 31, 2011, on January 13, 2011, we received approval from the Financial Industry Regulatory Authority clearing our 1 for 20 reverse stock split of our issued and outstanding common shares.  Our issued and outstanding common shares were decreased from 818,277,527 to 40,913,876 effective January 14, 2011.

As of June 30, 2010, we had 200,000,000, par value $0.01, total shares of common stock authorized and 6,491,221 shares were issued and outstanding. There were no special voting or economic rights or privileges.

Warrants:
We have, as part of various debt and other agreements, issued warrants to purchase our common stock. The following summarizes the information relating to all warrants issued and outstanding as of March 31, 2011:

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

Since we incurred a net loss for the three and nine months ended March 31, 2011, 463,118,268 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.  Since we incurred a net loss for the three and nine months ended March 31, 2010, 3,117,950 potential shares were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

We reported a net loss of $2,092,030 and $6,403,275, respectively, for the three and nine months ended March 31, 2011.  We reported a net loss of $8,509,926 and $1,246,295, respectively, for the three and nine months ended March 31, 2010.

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

Restricted Common Stock:
During the three months ended March 31, 2011 we issued a total of 1,500,000 shares of restricted common stock to a consultant as compensation for services rendered. Additionally, 75,000 shares previously issued to certain officers vested.,  We recorded $143,521 in expense for the three months ended March 31, 2011 related to management and employee issuances.  We recorded $32,333 in expense for the three months ended December 31, 2010 related to the consultant issuances.

18.           Exchange Gains and Losses

As of March 31, 2011 have issued and outstanding €48,936 in one non-convertible note payable, which has been partially converted and partially assigned and converted (See Note 11, Convertible Notes Payable for more details), and one million dollars (USD$1,000,000) due May 2011,have to be paid through a payment of GBP 721,000, regardless of whether the U.S. dollar strengthens or weakens in relation to the GBP pound sterling during the term of the Note and whether there is therefore a foreign currency translation gain or loss. The reporting currency of Flint is the U.S. Dollar so that transactions and balances are translated into dollars. We recorded a $39,079 gain and a $160,787 gain on translation for the three months ended March 31, 2011 and 2010, respectively.

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

If this formula was applied to the trading history of our stock over the previous calendar quarter and we elected to make two puts per month then we would have been able to place shares up the following Put amounts on Kodiak :

Date	5 day average volume	500% of 5 day average	Average closing bid price	Maximum available amount

15-Jan-11	788,223	3,941,113	0.0216	85,207
31-Jan-11	242,459	1,212,293	0.0153	18,597
14-Feb-11	1,367,179	6,835,894	0.0111	75,878
28-Feb-11	312,022	1,560,111	0.0075	11,763
15-Mar-11	1,282,434	6,412,171	0.0129	82,845
31-Mar-11	1,806,468	9,032,342	0.0067	60,336

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement. As of March 31, 2011, we do not have sufficient authorized shares available to raise the full $15 million under the Kodiak financing agreement. In order to facilitate the full draw we will most likely have to increase our number of total authorized shares, requiring a shareholder vote, before we would have the ability to raise the full $15 million under the Kodiak financing agreement.

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

Registration Rights Agreement
The shares of Common Stock that may be issued to Kodiak under the IA Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, (the “Securities Act”).  Pursuant to the registration rights agreement, the Company will file a registration statement, covering the possible resale by Kodiak of the shares that the Company may issue to Kodiak under the IA. The registration statement may cover only a portion of the total shares of the Common Stock issuable pursuant to the IA with Kodiak.  The Company may file subsequent registration statements covering the resale of additional shares of Common Stock issuable pursuant to the IA Agreement.  As described above, the effectiveness of the registration statement is a condition precedent to the Company’s ability to sell Common Stock to Kodiak under the IA Agreement. The Company filed the registration statement on December 3, 2010 and has made a number of amendments based on various comments from the Securities and Exchange Commission, which the Company is still in the process of answering.

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

	Three Months Ended March 31,		Nine Months Ended March 31,		Year Ended June 30,
	2011	2010	2011	2010	2010
Revenues:
Software & Equipment	$444,801	$184,127	$1,346,184	$536,925	$1,090,452
Prepaid Services	3,334,881	2,678,187	11,294,166	11,000,290	28,121,574
Telecom Services	-	-	-	-	4,848,479
Financial processing services	-	-	-	-	-
	$3,779,682	$2,862,313	$12,640,351	$11,537,215	$34,060,505

Gross Profit:
Software & Equipment	$145,949	$76,075	$436,822	$153,936	$376,621
Prepaid Services	74,932	(1,890)	237,083	688,375	709,702
Telecom Services	21,020	-	-	-	477,163
Financial processing services	-	-	-	-	-
	$241,901	$74,185	$673,905	$842,311	$1,563,486

Operating Income:
Software & Equipment	$69,721	$32,907	$216,536	$(1,041)	$55,906
Prepaid Services	$(147,802)	$(180,993)	$(237,970)	$175,159	$(207,273)
Telecom Services	$21,020	$-	$-	$-	$(305,817)
Financial processing services	$(869,247)	$-	$(1,466,559)	$-	$-
Corporate activities	$(452,554)	$(2,512,589)	$(1,503,011)	$(5,705,319)	$(6,249,377)
	$(1,378,862)	$(2,660,675)	$(2,991,005)	$(5,531,201)	$(6,706,561)

Income (loss) before income taxes:
Software & Equipment	$68,221	$2,390	$215,035	$(6,892)	$55,906
Prepaid Services	$(147,802)	$(186,114)	$(237,970)	$169,884	$(207,060)
Telecom Services	$21,020	$-	$-	$-	$(1,008,590)
Financial processing services	$(935,101)	$-	$(1,532,412)	$-	$-
Discontinued	$(48,675)	$(5,455,563)	$(48,675)	$(13,270,457)	$-
Corporate activities	$(1,109,506)	$(2,870,639)	$(4,859,068)	$(8,508,657)	$(27,706,034)
	$(2,151,844)	$(8,509,927)	$(6,463,091)	$(21,616,123)	$(28,865,778)

Depreciation and amortization:
Software & Equipment	$-	$-	$-	$566	$566
Prepaid Services	$-	$-	$-	$780	$951
Telecom Services	$8,929	$-	$26,786	$-	$1,314,407
Financial processing services	$394,369	$-	$683,391	$-	$-
Discontinued	$-	$(85,590)	$-	$1,305,650	$-
	$403,297	$(85,590)	$710,176	$1,306,995	$1,315,924

Interest Expense:
Software & Equipment	$-	$-	$-	$-	$-
Prepaid Services	$-	$-	$-	$-	$-
Telecom Services	$-	$-	$-	$-	$-
Financial processing services	$67,432	$-	$67,432	$-	$-
Corporate activities	$744,705	$1,004,401	$3,400,488	$2,953,136	$3,457,600
	$812,137	$1,004,401	$3,467,920	$2,953,136	$3,457,600

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Fixed assets (net):
Prepaid services	$223,214	$241,071
Financial processing services	$7,245,981	$--
	$7,469,195	$241,071

21.             Subsequent Events

We have evaluated subsequent events through May 23, 2011, which is the date the financial statements were issued.

Debt Defaults:
As of the date of the filing of this quarterly report, we remain in default on the $2,000,000 promissory note issued to Thermocredit, and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of March 31,2011 was $2,498,186, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.

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

As of the date of the filing of this quarterly report, neither of the two promissory notes issued to SEL Nominees having a total principal balance of $98,000 have been repaid and are therefore in default. As a result, a default interest rate of 25% applies and the notes are immediately due and payable and we shall pay an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the notes plus (x) accrued and unpaid interest plus (y) default interest  (the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum.

New Convertible Notes Issued, Assigned and/or Restructured and Converted
On April 11, 2011, $35,000 out of the $35,000 convertible note issued on August 19, 2010, as amended, was assigned to a third party, leaving $25,000 in accrued fees currently outstanding on the original note.  On April 18, 2011 $10,000 worth of this note was converted into 3,703,703 shares.  On April 25, 2011 $8,000 was converted into 3,076,923 shares.  And on May 11, 2011, $11,000 was converted into 5,789,475 shares, leaving $6,000 currently outstanding.

On April 15, 2011, $10,000 out of a $50,000 convertible note originally issued on September 22, 2010 was assigned to a third party and converted into 4,000,000 shares.  On April 20, 2011 another $10,000 of this $50,000 note was assigned and converted into 4,000,000 shares.  Also on April 20, 2011 the original note holder converted $7,500 of the note into 3,000,000 shares, leaving $22,500 currently outstanding.

On April 21, 2011, $5,000 out of the remaining $10,000 left outstanding on an original $40,000 convertible note issued on May 31, 2010 was assigned to a third party and converted into 3,000,000 shares, leaving $5,000 currently outstanding.

On May 5, 2011, $10,000 out of a $100,000 note originally issued on August 17, 2009 was made convertible and converted into 2,000,000 shares, leaving $42,817 in principal, plus $90,000 in accrued interest currently outstanding.

On May 6, 2011, $25,000 out of a $300,000 convertible note issued on June 30, 2009 was converted into 5,000,000 shares, leaving a balance of $275,000 plus accrued interest of $72,725.

On May 11, 2011, $29,000, which was the remaining outstanding balance owed on a $40,000 note issued on September 9, 2010, was assigned and converted into 6,000,000 shares.

On May 16, 2011, $25,000 out of a $35,000 convertible note originally issued on August 19, 2010 was assigned to a third party and partially converted ($10,000 worth) into 6,451,613 shares.

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

OVERVIEW
Management’s objective for the three and nine months ended March 31, 2011 was to improve overall operations to reduce the need for external financing in the difficult economic and financial markets.  We continued our focus on growing our prepaid card business.  We have been actively engaged in seeking additional external financing and other strategic partnerships and relationships to further enhance the scale, depth and profitability of the business.

In the three months ended March 31, 2011, we had a net loss of $2,281,245 ($0. per share basic and diluted), as compared to a net loss of $8,509,926 ($0.10 per share basic and diluted), in the three months ended March 31, 2010. We had a net loss of $6,953,893 ($0. per share basic and diluted) in the nine months ended March 31, 2011, as compared to a net loss of $21,616,123 ($0.27 per share basic and diluted)  in the nine months ended March 31, 2010.  The decrease in the losses year on year was a direct result of a one time impairment charge of goodwill and other intangibles in the amount of $12,215,200, along with some other exceptional operational costs relating to the closing of non-profitable businesses as of March 31, 2010, that were acquired as part of the CHVC transaction in 2009.  Management felt it prudent to revalue the businesses acquired in 2009 at this time based on this action.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

REVENUES

Revenues for the three months ended March 31, 2011 increased to $3,779,682 as compared to $2,862,261 for the three months ended March 31, 2010.  Revenues for the nine months ended March 31, 2011 increased to $12,640,351 as compared to $11,537,215 for the nine months ended March 31, 2010. This increase is primarily due an 150% increase in revenues in our software and equipment segment on increased orders for cable equipment which is expected to continue throughout 2011 and a 2.7% growth in sales our third party calling products.

COST OF REVENUES AND GROSS MARGIN

While the overall gross margin increased by 326% during the three months ended March 31, 2011 versus the three months ended March 31,2010 primarily due to revenue mix of higher margin products in the quarter, the overall gross margin percentage has decreased by 2% in the nine months ended March 31, 2011 versus 2010 due to lower margins generated on the prepaid products sold as a result of increased competition in the segment which represent 95% of revenues for the nine month period.
OPERATING EXPENSES

Operating expenses in the three months ended March 31, 2011 decreased by 28% to $1,620,765 as compared to $2,234,906 in the three month period ended March 31, 2010, and decreased by 57% to $3,664,910 during the nine month period ending March 31, 2011 as compared to $6,373,512 in the nine month period ended March 31, 2010.

Operating expenses consist of general and administrative expenses, including payroll, accounting, legal, consulting, rent and other overhead costs. This category also includes stock compensation and option expense, the costs associated with being a publicly traded company, including the costs of SEC filings, a management fee payable to Flint, Ltd., investor relations and public relations.  These costs decreased in the three months ended March 31, 2011 primarily due to one time stock compensation costs of approximately $800,000 issued to departing management as part of the corporate restructuring during the three months ended March 31,2010
The non-cash charges for compensation consist mainly of the grants of stock issued for services rendered.  The common stock issued was valued at its fair market value at the date of issuance and do not represent any cash payments.

INTEREST EXPENSE

Interest expense decreased to $812,127 for the three months ended March 31, 2011 as compared to $1,004,401 in the three months ended March 31, 2010, and increased to $3,467,920 as compared to $2,953,136 during the  nine months ended March 31, 2011 versus 2010.    Interest expense is related to accrued interest on the convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.   The amount of interest charges related to accounting for debt discounts that did not involve the payment of cash amounted to $1,141,870.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash increased by $26,149 for the nine months ended March 31, 2011 due to management’s focus on maximizing the use of cash in the business to minimize the amounts of capital required to be raised from outside sources.
The sources and uses of cash are summarized as follows (unaudited):

	Nine Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(830,998)	$(2,052,956)
Net cash used in investing activities	15,063	(133,732)
Net cash provided by financing activities	837,481	1,008,551
Net cash used in foreign currency activities	4,602	(149,980)
Net increase (decrease) in cash and cash equivalents	-----------------------------26,148-	(1,328,117)
	$(45,567	$8,885

During the nine months ended March 31, 2011, cash used in operating activities was $830,998 resulting from a gross profit of $673,905 and operating expenses of $3,664,910. The loss included non cash charges for stock and option compensation of $744,834,  accretion of debt discount of $1,141,870 and amortization of beneficial conversion feature of $761,444 and depreciation and amortization charges of $710,176
During the nine months ended March 31, 2010, cash used in operating activities was $2,052,956 resulting from a gross profit of $1,550,956 and operating expenses of $6,865,864. The loss included non cash charges for stock and option compensation of $2,483,095 and amortization of debt discount of $1,221,693.

Other operating activities that increased cash during the nine months ended March 31, 2011 were a increase in accounts payable of $465,729, reduction in inventories of $140,427, an increase in the cash overdraft of $34,398and accrued liabilities $440,449.  Operating activities that decreased cash included a increase in accounts receivable of $543,149 and an increase in prepaid expenses of $29,420 and a decrease in other payables of $6,134

Cash provided by financing activities for the nine months ended March 31, 2011 consisted of the sale of short term promissory notes, which provided $810,611in cash, and from the sale of common stock  of $32,500. Cash used in financing activities for the nine month ended March 31, 2011 of the repayment on the line of credit of $5,630

During the nine months ended March 31, 2010, cash provided by financing activities for the nine months ended March 31, 2010 consisted of the sale of short term promissory notes, which provided $1,225,550 in cash, and from our line of credit in the amount of $18,293.  Cash used in financing activities for the nine month ended March 31, 2010 consisted primarily of repayment of $225,279 to various promissory note holders

$4,602 of cash was used in foreign currency transactions related to exchange losses on convertible notes payable during the nine months ended March 31, 2011 and $149,980 of cash was used in foreign currency transactions for the nine months ended March 31, 2010.

As of March 31, 2011, we had cash and cash equivalents of $45,567, an increase of $19,419 from the balance at June 30, 2010, which was $26,148.  Our working capital deficit increased as of March 31, 2011 to $15,859,194 as compared to a working capital deficit of $18,594,788 at June 30, 2010.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

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

If this formula was applied to the trading history of our stock over the previous calendar quarter and we elected to make two puts per month then we would have been able to place shares up the following Put amounts on Kodiak :

Date	5 day average volume	500% of 5 day average	Average closing bid price	Maximum available amount

15-Jan-11	788,223	3,941,113	0.0216	85,207
31-Jan-11	242,459	1,212,293	0.0153	18,597
14-Feb-11	1,367,179	6,835,894	0.0111	75,878
28-Feb-11	312,022	1,560,111	0.0075	11,763
15-Mar-11	1,282,434	6,412,171	0.0129	82,845
31-Mar-11	1,806,468	9,032,342	0.0067	60,336

The above table is based on historical performance and is intended purely to illustrate the amount of funds that we could have drawn from Kodiak had the Equity Finance Agreement been available during that period. Actual amounts sold to Kodiak are based on the lowest closing bid price of the shares in the 5 days following the Put that will determine the actual amount of shares issued to Kodiak with each Put. We are under no contractual obligation to exercise a Put and market conditions at the time will determine when management would take that option. Future performance cannot be guaranteed but on the basis that the share volumes continue in future periods in line with recent history we would have the ability to avail ourselves of the full $15 million available under the agreement. As of March 31, 2011, we do not have sufficient authorized shares available to raise the full $15 million under the Kodiak financing agreement. In order to facilitate the full draw we will most likely have to increase our number of total authorized shares, requiring a shareholder vote, before we would have the ability to raise the full $15 million under the Kodiak financing agreement.

As of the date of the filing of this report, we have a total of approximately $3.7 million of loan principal that is past due from a total principal balance of approximately $6.7 million, representing 14 individual parties. Under the terms of the loan agreements the $6.7 million principal is payable. In addition, approximately $2.1 million of accumulated interest, preferred share dividends and related penalties is past due on these loans. We are in active discussions with these parties about the outstanding debt and rescheduling payments in the future based on the business progress during 2010 and the ability of the Company to meet the new arrangements from the Kodiak funding. They are waiting to finalize these terms once the Registration Statement is deemed effective and a structured funding environment is in place. Of the 11 parties, four have initiated legal proceedings, the remainder, including our secured lender, have not initiated legal proceedings. Of the four that have taken legal steps, we believe, based on discussions with them, that suitable payment terms will be agreed upon over the duration of the Kodiak funding. In addition to these loans, we have approximately $1.2 million of trade payables that are past due. Two parties have received summary judgments, as reported in our Form 10-K for the year ended June 30, 2010 and in this quarterly report, and we have been served with a pending action from another. Despite receiving these judgments, we have agreed to terms to pay down one of the larger amounts over two years. Management is confident the Company will be successful in satisfying these obligations prior to foreclosure or bankruptcy. However, there is no assurance that any additional capital will be raised.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A stipulation for judgment was filed by Carmel Solutions, Inc. ("Carmel") in the Superior Court of California, Orange County, in accordance with, and upon our default of, a settlement agreement we entered into with Carmel on May 5, 2009, and a judgment was entered against us on October 26, 2009 in the amount of $72,852, plus accruing interest from that date at the rate of $20 per day and post judgment costs incurred in enforcing the judgment. As of March 31, 2011, the financial statements contain a payable amount of $60,000 in relation to this action. Our management is confident that the lower amount will be more reflective of the end settlements amount. There are currently no discussions taking place between the parties on settling this amount and no approach has been received from Carmel since the judgment was entered.

We are a defendant in a pending legal proceeding filed by AT&T on December 11, 2009, in the U.S District Court of the District of Connecticut.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we owe money for services rendered, that we subsequently entered into a settlement agreement with AT&T to settle the amount owed to AT&T, and that we failed to make any payments due under such settlement agreement. AT&T was granted an automatic entry of judgment against us in the amount of $440,672 plus interest, attorney’s fees and costs.  In December of 2010, AT&T obtained an Order of Garnishment against one of our bank accounts in the amount of $510,525, $76,653 of which was actually garnished. We are currently negotiating a payment schedule with AT&T that management is confident will result in a structured plan to allow us pay the remaining balance. As of March 31, 2011, the financial statements contain a payable amount of $440,672 in relation to this action. Our management is in active discussions with AT&T to agree a phased payment of this amount over two years and is confident that this outcome will result from those discussions.

We are also one of a number of defendants in a pending legal proceeding filed by First Citizens Bank & Trust, Inc. on June 17, 2010 in the Superior Court of Fulton County, Georgia.  This suit alleges five causes of action, three of which relate to the breach of Flint’s loan agreement entered into with the Georgian Bank in the principal amount of $500,000 plus interest, attorney’s fees and costs.  We did not respond within the time period allowed. A motion for default judgment was filed on October 11, 2010 against us for the amount of $200,000 plus interest, attorney’s fees and costs.  As of March 31, 2011, we have accrued $200,000 in the accounts in relation to this action. Management has opened discussions with representatives of the plaintiff to discuss a phased payment of the amount due. It is too early for management to say if this will be achieved.

Bill Burbank, our previous President and COO, filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida on September 22, 2010. This complaint alleges one cause of action for breach of agreement.  The Complaint claims that we entered into a settlement agreement with Bill Burbank to settle the amount owed to him, and that we failed to make the first payment due under such settlement agreement. Mr. Burbank sought and received a judgment for damages in the amount of $190,000 plus interest, attorney’s fees and costs. As of March 31, 2011, we have accrued $195,623 in the accounts in relation to this action to include interest and penalties. Management intends to enter into renewed discussions with Mr. Burbank to discharge this amount.

On October 25, 2010, China Voice Holding Corp. ("CHVC") filed a lawsuit against us in the 15th Judicial Circuit in Palm Beach County, Florida.  This suit alleges one cause of action for breach of contract.  The complaint alleges that we entered into a settlement agreement with CHVC to settle the amount owed to it, and that we failed to make the first monthly payment due under such settlement agreement.  CHVC sought and received a judgment for damages in the amount of $82,742 plus pre-judgment interest of 18% per annum starting September 1, 2010, plus $500,000 as an additional liquidated damage, post judgment interest, costs and attorney’s fees. As of March 31, 2011, we have accrued $2,182,676 in the financial statements in relation to this action to include interest and penalties. In the interim, a large proportion of this amount as been assigned to a third party by CHVC and management is in active discussions with that party to agree new payment terms.

On November 10, 2010, Abovenet Communications filed a complaint against us in US District Court for the Southern District of New York, alleging breach of contract and seeking $87,761 in damages, plus interest, attorney’s fees and costs. As of March 31, 2011, we have accrued $16,000 in the financial statements in relation to this action, which is the amount of services used from Abovenet prior to its action. It is too early in the process for management to accurately estimate the full contingency amount attached to this legal action. To date, no discussions have taken place with Abovenet in relation to settling this action.

On November 24, 2010, Tom Davis filed a Demand for Arbitration alleging a breach of the settlement agreement by and among Mr. Davis and Flint, and seeking damages in the amount of $2,230,000. As of March 31, 2011 the financial statements include $1,126,875 in loans and accrued interest and $1,530,000 in preferred shares in relation to Mr. Davis. Management remains confident that suitable terms can be reached with Mr. Davis to reschedule agreed payment arrangements to settle this action.

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

ITEM 1A. RISK FACTORS.
Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the quarter ended March 31, 2011, we issued 1,500,000 shares of restricted common stock to a consultant as compensation for services rendered. Additionally, 75,000 shares previously issued to certain officers vested, and 33,328,250 shares were issued pursuant to conversions of numerous convertible promissory notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location

2.1	Agreement and Plan of Merger dated October 5, 2010.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
2.2	Form of Certificate of Designation of Series H Preferred Stock.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Incorporated by reference to Exhibit 3.19 to the Registrant’s Form 10-K filed on October 20, 2010.
4.1	$30,000 Convertible Promissory Note as assigned, amended and restated on January 13, 2011	Incorporated by reference to Exhibit 4.18 to the Registrant’s Form 10Q filed on February 22, 2011.
4.2	$50,000 Convertible Promissory Note issued on January 13, 2011	Incorporated by reference to Exhibit 4.19 to the Registrant’s Form 10Q filed on February 22, 2011.
4.3	$50,000 Convertible Promissory Note as assigned, amended and restated on January 27, 2011	Incorporated by reference to Exhibit 4.20 to the Registrant’s Form 10Q filed on February 22, 2011.
4.4	$35,000 Convertible Promissory Note issued on January 31, 2011.	Incorporated by reference to Exhibit 4.21 to the Registrant’s Form 10Q filed on February 22, 2011.
4.5	$20,000 Convertible Promissory Note issued on January 11, 2011.	Filed electronically herewith.
4.6	$35,000 Convertible Promissory Note issued on February 23, 2011.	Filed electronically herewith.
4.7	$30,000 Convertible Promissory Note issued on March 30, 2011.	Filed electronically herewith.
4.8	$7,500 Promissory Note issued on March 7, 2011.	Filed electronically herewith.
4.9	$10,000 Promissory Note issued on March 8, 2011.	Filed electronically herewith.
4.10	$5,000 Promissory Note issued on March11, 2011.	Filed electronically herewith.
4.11	$10,000 Promissory Note issued on March 18, 2011.	Filed electronically herewith.
4.12	$25,750 Convertible Promissory Note as assigned, amended and restated on February 17, 2011	Filed electronically herewith.
4.13	$25,750 Convertible Promissory Note as assigned, amended and restated on February 17, 2011	Filed electronically herewith.

4.14	$35,000 Convertible Promissory Note as assigned, amended and restated on April 12, 2011.	Filed electronically herewith.
4.15	$25,000 Convertible Promissory Note issued on May 13, 2011.	Filed electronically herewith.
4.16	$29,000 Convertible Promissory Note as assigned, amended and restated on May 11, 2011.	Filed electronically herewith.
4.17	$25,000 Convertible Promissory Note as assigned, amended and restated on May 16, 2011.	Filed electronically herewith.
10.1	2009 Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 11, 2010.
10.2	Investment Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 22, 2011.
10.3	Registration Rights Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 22, 2011.
10.4	Amended and Restated Investment Agreement by and among Kodiak Capital Group and Flint Telecom Group, Inc. dated January 21, 2011.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 22, 2011.
10.5	Stock Subscription Agreement Form.	Filed electronically herewith.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: May 23, 2011             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                      Officer (Principal Financial Officer)