Form 10-Q/A
period 2011-03-31
FLINT TELECOM GROUP INC.
filed 2011-05-26
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, of Flint Telecom Group, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on May 23, 2011 (the “Form 10-Q”) is to correct errors identified following the filing of the Form 10-Q, including corrections to Notes 8, 13, 17, 20, 21, Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 4T: Controls and Procedures.

No other material changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q is written as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,568	$19,419
Accounts receivable, net of allowance for doubtful accounts of $246,333
for March 31, 2011 and $431,381 for June 30, 2010	1,485,008	1,049,648
Inventories	221,357	361,784
Prepaid expenses and other current assets	29,421	--
Current assets	1,781,354	1,430,851

Fixed assets:
Equipment	6,453,736	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	6,648,575	2,080,443
Less: accumulated depreciation	(2,261,730)	(1,839,372)
Net fixed assets	4,386,845	241,071

Deferred offering costs	28,333	--
Deposit	3,200	3,200
Other intangible assets, net	3,031,420	--
Debt issuance costs, net	9,100	--
Investments	10,297	--
Total assets	$9,250,549	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$4,468,353	$3,641,554
Cash overdraft	34,398	--
Other accrued liabilities	1,027,481	587,033
Accrued interest payable	2,117,115	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,867,461	2,038,102
Due to Flint Telecom Limited	213,160	156,042
Notes payable	1,878,838	1,935,163
Notes payable – related parties	2,095,514	2,061,861
Convertible notes payable	2,029,093	517,059
Convertible notes payable – related parties	98,000	98,000
Other payable	29,827	--
Total current liabilities	17,640,549	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Lines of credit	586,078	--
Total liabilities	18,226,627	13,066,017

Commitments and contingencies

Redeemable equity securities	5,065,997	4,515,379
Convertible preferred stock, net of discount	5,433,562	--
Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 607,000 issued and outstanding at March 31, 2011, 668,780 issued and outstanding at June 30, 2010	307	367
Common stock: $0.01 par value; 900,000,000 authorized, 75,975,475 issued and outstanding at March 31, 2011, 6,491,221 issued and outstanding at June 30, 2010	759,755	64,912
Common stock issuable	133,218	2,368
Additional paid-in capital	37,232,902	34,114,627
Deferred offering costs paid in common stock	(66,000)	--
Accumulated deficit	(57,535,819)	(50,088,548)
Total stockholders' (deficit)	(19,475,637)	(15,906,274)
Total liabilities, redeemable equity securities, convertible preferred stock and stockholders’ (deficit)	$9,250,549	$1,675,122

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

FLINT TELCOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,463,091)	$(21,616,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	710,177	1,306,995
Bad debts	107,789	500,642
Other non-cash transactions:
Impairment of goodwill and other intangible assets	--	12,215,200
Stock and option compensation expense	808,146	2,483,095
Accretion of debt discount	1,141,870	--
Amortization of debt discounts & warrants	--	1,576,379
Loss on disposal of fixed assets	--	332,023
Impairment of fixed assets	--	950,836
Amortization of debt issuance costs / beneficial conversion feature	761,444	352,786

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable	(543,149)	1,017,576
Prepaid expense	(29,421)	8,724
Inventories	140,427	392,118
Deposit	--	(51)
Accounts payable	465,731	(2,883,279)
Other payables	(6,134)	--
Debt issuance and deferred offering costs	(37,433)	--
Cash overdraft	34,398	(116,062)
Other accrued liabilities	440,448	198,647
Net due from Flint Telecom, Ltd.	121,626	587,166
Accrued interest	1,516,175	640,372
Net cash used in operating activities	(830,997)	(2,052,956)

Cash Flows from Investing Activities:
Purchases of fixed assets	--	(8,532)
Cash assumed in acquisition	15,063	--
Increase in notes receivable	--	(125,200)
Net cash used in investing activities	15,063	(133,732)

Cash Flows From Financing Activities:
Proceeds from lines of credit	--	18,293
Proceeds from related party debt	90,611	370,550
Proceeds from debt	720,000	855,000
Payments on debt	--	(175,000)
Payments on related party debt	--	(50,279)
Payments on line of credit	(5,630)	(3,925)
Proceeds from sale of common stock	32,500	--
Payments on lease obligations	--	(6,088)
Net cash provided by financing activities	837,481	1,008,551

Cash Flows From Foreign Currency Activities:
Exchange gain (loss) on debt	4,602	(149,980)
Net increase (decrease) in cash	26,149	(1,328,117)
Cash and cash equivalents, beginning of the period	19,419	1,337,002
Cash and cash equivalents, end of the period	$45,568	$8,885

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

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $6,463,091 for the nine months ended March 31, 2011 and $28,865,778 for the year ended June 30, 2010, negative cash flow from operating activities of $830,997 for the nine months ended March 31, 2011, an accumulated stockholder’s deficit of $57,535,819 and a working capital deficit of $15,859,159 as of March 31, 2011.  Also, as of March 31, 2011, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

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

Further, the Series H Convertible Preferred Stock is convertible on or after a period of twelve months from the closing date into common stock at a 25% discount to the Market Price.  Market Price is defined as the average closing price per share over the twenty trading days prior to the date of conversion. Provided, however, that the conversion price shall never be lower than ten percent of the Market Price on the closing date, or $0.0118. The closing price for our common stock on October 25, 2010 was $0.118. Therefore, the applicable conversion price for the full amount of Series H preferred stock at the transaction date was $0.0885 per share, representing a potential total of 67,796,610 common shares on the transaction date.

Under ASC 470-20, we have recorded a beneficial conversion feature of $1,000,000 as a discount on the Series H Convertible Preferred Stock of which we accreted $566,438 during the nine months ended March 31, 2011.  Under ASC-10-S99, we have presented the total net value of the Series H Convertible Preferred Stock as temporary equity.

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

6.           Accounts Receivable and Concentration of Credit Risk

Four customer accounted for 63% of the Company’s revenue for the three months ended March 31, 2011.  Five customers accounted for 70% of our revenue for the nine months ended March 31, 2011.  Five customers accounted for 65% of the accounts receivable at March 31, 2011, the largest of which accounted for 24% of the receivables.

The allowance for doubtful accounts at June 30, 2010 was $431,381. During the nine months ended March 31, 2011, we elected to write off approximately $289,483 in accounts receivable that were deemed no longer collectable. These amounts had been fully provided for in the allowance for doubtful accounts at June 30, 2010. The allowance for doubtful accounts required at as at March 31, 2011 was $246,333.

One customer accounted for 20% of the Company’s revenue for the three months ended March 31, 2010.  Two customers accounted for 44% of our revenue for the nine months ended March 31, 2010, comprising 31% and 13% each.  Two customers accounted for 14% and 15% of the accounts receivable at March 31, 2010, for a total of 29% of the receivables.

7.           Fixed Assets

On October 25, 2010 we acquired all of the stock of two companies, III and P2P. See Note 5 above for more details. As a result, we recorded an additional $4,568,132 amount in fixed assets as of December 31, 2010, being depreciated over 5 years.

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

As of March 31, 2011, Other Intangible Assets consisted of the following:

Other Intangible Assets	Useful Life	Cost	Accum. Amortization	Net Value
Customer Contracts	5	$3,319,239	$287,819	$3,031,420

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

As of March 31, 2011, $702,315 in dividends and $35,116 in penalties have accrued.

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

11.           Accounts Payable

Accounts payable at March 31, 2011 were $4,468,353. Six vendors accounted for 40% of the payables at March 31, 2011, the largest of which accounted for 8% of the payables.

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

During the three months ended March 31, 2011, a total of $100,000 of the Thermo note was sold and assigned to two third parties (See Note 13, Promissory Notes and Convertible Promissory Notes for more details.) However, as of March 31, 2011, we remain in default on this note and the total balance has therefore been classified as a current liability.  Upon default, the entire unpaid balance of principal, together with all accrued but unpaid interest thereon, and all other indebtedness owing to Thermo at such time, which as of March 31, 2011 was approximately $2,498,000, shall, at the option of Thermo, become immediately due and payable without further notice. In addition, Thermo shall be entitled to foreclose upon its security interests granted under the Agreement and to cause the Collateral to be immediately seized wherever found and sold with or without appraisal. Collateral consists of any and all of our subsidiaries’ property or assets, real or personal, tangible or intangible, now existing or hereafter acquired, and all supporting obligations, products and proceeds of all of the foregoing.  Despite the default status, Thermo remains supportive of the company and have not initiated any legal process to foreclose on the outstanding amount. Management are confident that a new payment schedule will be agreed with Thermo when our Form S1 registration is deemed effective by the SEC, allowing us to commence drawing against the equity funding line with Kodiak capital.

One of our subsidiaries, Phone House, Inc., has a line of credit with Wells Fargo bank in the amount of $32,472 and $38,102 as of March 31, 2011 and June 30, 2010, respectively.

Another one of our subsidiaries, Ingedigit International Inc. (III) has a line of credit with the Florida Export Finance Corporation (“FEFC”) in the amount of $1,233,155 of principal and accrued interest, with monthly payments to commence July 15, 2011 in the principal amount of $65,000 plus 6% per annum interest on the then outstanding balance. III has another line of credit with another third party in the amount of $100,000, payable at December 31, 2011.  Power2Process also has a line of credit in the amount of $249,980 of principal and accrued interest due and payable on December 31, 2011.

13.           Promissory Notes and Convertible Promissory Notes

Three and Nine Months Ended March 31, 2011:
During the three and nine months ended March 31, 2011, we issued $32,500 and $82,500 of total principal in the form of promissory notes, respectively, and $168,500 and $637,500, respectively, of total principal in the form of convertible promissory notes. Substantially all of the proceeds have been used for the continued operation of our business, including capital expenditures and working capital. During the three and nine months ended March 31, 2011 we also restructured $130,000 and $408,500, respectively, principal amount of promissory notes into convertible promissory notes, which were assigned to third parties and subsequently partially converted into shares of common stock.

As of March 31, 2011, we had (taking into consideration the calculation of debt discounts) $3,974,352 of total principal owed under promissory notes and $2,029,092 of total principal owed under convertible promissory notes.

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
On February 3, 2011, $15,000 of this note was converted into 2,000,000 shares of common stock.
On February 23, 2011, $9,500 of this note was converted into 2,500,000 shares of common stock.
On March 10, 2011, $11,100 of this note was converted into 3,000,000 shares of common stock.
On March 23, 2011, $7,000 of this note was converted into 1,521,739 shares of common stock.
On March 30, 2011, $7,400 of this note was converted into 2,055,556 shares of common stock.

In January of 2011 two convertible note holders converted $50,000 ($25,000 each) of their $125,000 notes into a total of 3,571,428 shares.  In March of 2011 these two convertible note holders converted another total of $50,000 into a total of 9,357,142 shares.  As of March 31, 2011 the balance left outstanding on each of these two notes is $30,000.

In February of 2011, $5,603 from the remaining $27,500 convertible note assigned in May of 2010 was converted into 430,987 shares of common stock.  Also in February, $15,000 worth from a $100,000 note originally issued on August 17, 2009 was made convertible and converted into 1,000,000 shares.

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

Debt Schedule:

The following table sets forth the summary schedule of the cash payments required to be made by us, broken down by the type of loan:

Type of Loan	2011	2012	Total
Notes payable	$1,878,838	$--	$1,878,838
Convertible notes payable	2,029,093	--	2,029,093
Line of credit	2,867,461	586,078	3,453,539
Notes payable – related parties	2,095,514	--	2,095,514
Convertible notes payable – related parties	98,000	--	98,000
Total:	$8,968,906	$586,078	$9,554,984

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

See Note 5 regarding the Series E preferred stock outstanding and see Note 10 for the Series H preferred stock outstanding as of March 31, 2011.
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
Expected term (in years)
Expected volatility
Weighted average volatility
Expected dividend yield
Risk-free rate

No stock option transactions occurred during the three months ended March 31, 2011 or 2010, and no stock options remain issued or outstanding.

Restricted Common Stock:
During the three months ended March 31, 2011 we issued a total of 1,500,000 shares of restricted common stock to a consultant as compensation for services rendered totaling $24,000. Additionally, 75,000 shares previously issued to certain officers vested.  During the nine months ended March 31, 2011 we issued a total of 1,250,000 shares of restricted common stock to management as a hiring and retention incentive, and 4,362,500 shares of restricted common stock to consultants for services rendered. We recorded $151,854 and $544,646 in expense for the three and nine months ended March 31, 2011, respectively, related to management and employee issuances.  We recorded $32,333 in expense for the three months ended December 31, 2010 related to the consultant issuances.

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

	Three Months Ended March 31,		Nine Months Ended March 31,		Year Ended June 30,
	2011	2010	2011	2010	2010
Revenues:
Software & equipment	$444,801	$184,127	$1,346,184	$536,925	$1,090,452
Prepaid services	3,334,881	2,678,134	11,294,167	11,000,290	28,121,574
Telecom services	-	-	-	-	4,848,479
Financial processing services	-	-	-	-	-
	$3,779,682	$2,862,261	$12,640,351	$11,537,215	$34,060,505

Gross profit:
Software & equipment	$145,949	$75,876	$436,822	$153,936	$376,621
Prepaid services	74,932	(1,890)	237,083	688,375	709,702
Telecom services	21,020	-	-	-	477,163
Financial processing services	-	-	-	-	-
	$241,901	$74,384	$673,905	$842,311	$1,563,486

Operating loss:
Software & equipment	$69,721	$32,907	$216,536	$(1,041)	$55,906
Prepaid services	(147,802)	(180,993)	(237,970)	175,159	(207,273)
Telecom services	21,020	-	-	-	(305,817)
Financial processing services	(869,247)	-	(1,466,559)	-	-
Corporate activities	(452,556)	(2,012,436)	(1,503,012)	(5,705,319)	(6,249,377)
	$(1,378,862)	$(2,160,522)	$(2,991,005)	$(5,531,201)	$(6,706,561)

Income (loss) before income taxes:
Software & equipment	$68,221	$2,390	$215,035	$(6,892)	$55,906
Prepaid services	(147,802)	(186,114)	(237,970)	169,884	(207,060)
Telecom services	21,020	-	-	-	(1,008,590)
Financial processing services	(935,101)	-	(1,532,412)	-	-
Discontinued	(48,675)	(5,455,563)	(48,675)	(13,270,456)	-
Corporate activities	(1,109,509)	(2,870,637)	(4,859,069)	(8,508,658)	(27,706,034)
	$(2,151,846)	$(8,509,925)	$(6,463,091)	$(21,616,123)	$(28,865,778)

Depreciation and amortization:
Software & equipment	$-	$-	$-	$566	$566
Prepaid services	-	-	-	780	951
Telecom services	8,929	-	26,786	-	1,314,407
Financial processing services	394,369	-	683,391	-	-
Discontinued	-	85,590	-	1,305,649	-
	$403,298	$85,590	$710,177	$1,306,995	$1,315,924

Interest expense:
Software & equipment	$-	$-	$-	$-	$-
Prepaid services	-	-	-	-	-
Telecom services	-	-	-	-	-
Financial processing services	67,432	-	67,432	-	-
Corporate activities	744,705	1,004,401	3,400,488	2,953,136	3,457,600
	$812,137	$1,004,401	$3,467,920	$2,953,136	$3,457,600

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Fixed assets (net):
Prepaid services	$223,214	$241,071
Financial processing services	$4,163,631	$--
	$4,386,845	$241,071

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

New Convertible Notes Issued, Assigned and/or Restructured and Converted
On March 30, 2011, $7,400 of a note was converted into 2,055,556 shares of common stock; these shares were issued on April 1, 2011.

On April 1, 2011, two note holders holding note balances of $30,000 each converted $30,000 ($15,000 each) into a total of 5,357,142 shares.

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

On April 26, 2011, $14,000 from a $40,000 convertible note issued on September 9, 2010 was converted into 4,000,000 shares.

During April and May of 2011, one note holder converted a total of $32,000 into 12,800,000 shares.

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

On May 10, 2011, a total of 5,000,000 shares of restricted common stock were issued to 3 individuals in exchange for an investment of a total of $27,500 which occurred in March 2011 (See Note 13: Promissory Notes and Restricted Shares).  Also on May 10, 2011, 75,000 shares of restricted common stock was issued pursuant to the vesting of shares issued to management on February 23, 2010.

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

In the three months ended March 31, 2011, we had a net loss of $2,151,846 ($0.05 per share basic and diluted), as compared to a net loss of $8,509,926 ($2.06 per share basic and diluted), in the three months ended March 31, 2010. We had a net loss of $6,463,091 ($0.25 per share basic and diluted) in the nine months ended March 31, 2011, as compared to a net loss of $21,616,123 ($5.49 per share basic and diluted)  in the nine months ended March 31, 2010.  The decrease in the losses year on year was a direct result of a one time impairment charge of goodwill and other intangibles in the amount of $12,215,200, along with some other exceptional operational costs relating to the closing of non-profitable businesses as of March 31, 2010, that were acquired as part of the CHVC transaction in 2009.  Management felt it prudent to revalue the businesses acquired in 2009 at this time based on this action.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

REVENUES

Revenues for the three months ended March 31, 2011 increased to $3,779,682 as compared to $2,862,261 for the three months ended March 31, 2010.  Revenues for the nine months ended March 31, 2011 increased to $12,640,351 as compared to $11,537,215 for the nine months ended March 31, 2010. This increase is primarily due an 151% increase in revenues in our software and equipment segment on increased orders for cable equipment which is expected to continue throughout 2011 and a 2.7% growth in sales our third party calling products.

COST OF REVENUES AND GROSS MARGIN

While the overall gross margin increased by 3.8% during the three months ended March 31, 2011 versus the three months ended March 31,2010 primarily due to revenue mix of higher margin products in the quarter, the overall gross margin percentage has decreased by 2% in the nine months ended March 31, 2011 versus 2010 due to lower margins generated on the prepaid products sold as a result of increased competition in the segment which represent 89% of revenues for the nine month period.

OPERATING EXPENSES

Operating expenses in the three months ended March 31, 2011 decreased by 28% to $1,620,765 as compared to $2,234,906 in the three month period ended March 31, 2010, and decreased by 42% to $3,664,910 during the nine month period ending March 31, 2011 as compared to $6,373,512 in the nine month period ended March 31, 2010.

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

INTEREST EXPENSE

Interest expense decreased to $812,127 for the three months ended March 31, 2011 as compared to $1,004,401 in the three months ended March 31, 2010, and increased to $3,467,920 as compared to $2,953,136 during the  nine months ended March 31, 2011 versus 2010.    Interest expense is related to accrued interest on the notes payable and convertible and promissory notes, as well as the amortization of the debt discounts related to those notes.   The amount of interest charges related to accounting for debt discounts that did not involve the payment of cash amounted to $1,903,314.

LIQUIDITY AND CAPITAL RESOURCES

Overall cash increased by $26,149 for the nine months ended March 31, 2011 due to management’s focus on maximizing the use of cash in the business to minimize the amounts of capital required to be raised from outside sources.
The sources and uses of cash are summarized as follows (unaudited):

	Nine Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(830,997)	$(2,052,956)
Net cash provided by (used in) investing activities	15,063	(133,732)
Net cash provided by financing activities	837,481	1,008,551
Exchanage gain (loss) on debt	4,602	(149,980)
Net increase (decrease) in cash and cash equivalents	26,149	(1,328,117)
	$(45,568)	$8,885

During the nine months ended March 31, 2011, cash used in operating activities was $830,997 resulting from a gross profit of $673,905 and operating expenses of $3,664,910. The loss included non cash charges for stock and option compensation of $808,196,  accretion of debt discount of $1,141,870 and amortization of beneficial conversion feature of $761,444 and depreciation and amortization charges of $710,177.

During the nine months ended March 31, 2010, cash used in operating activities was $2,052,956 resulting from a gross profit of $842,311 and operating expenses of $5,531,201. The loss included non cash charges for stock and option compensation of $2,483,095 and accretion of debt discount of $1,576,359.

Other operating activities that increased cash during the nine months ended March 31, 2011 were a increase in accounts payable of $465,731, reduction in inventories of $140,427, an increase in the cash overdraft of $34,398 and accrued liabilities $440,448.  Operating activities that decreased cash included a increase in accounts receivable of $543,149 and an increase in prepaid expenses of $29,421 and a decrease in other payables of $6,134

Cash provided by financing activities for the nine months ended March 31, 2011 consisted of the sale of short term promissory notes, which provided $810,611 in cash, and from the sale of common stock  of $32,500. Cash used in financing activities for the nine month ended March 31, 2011 of the repayment on the line of credit of $5,630.

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

$4,602 of cash was provided in foreign currency transactions related to exchange losses on convertible notes payable during the nine months ended March 31, 2011 and $149,980 of cash was used in foreign currency transactions for the nine months ended March 31, 2010.

As of March 31, 2011, we had cash and cash equivalents of $45,568, an increase of $26,149 from the balance at June 30, 2010, which was $19,419.  Our working capital deficit increased as of March 31, 2011 to $15,859,195 as compared to a working capital deficit of $10,630,231 at June 30, 2010.  We have not yet generated sufficient revenues to cover the costs of continued product and service development and support, sales and marketing efforts and general and administrative expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Our Chief Executive Officer / Chief Financial Officer identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of this situation, management has considered adding personnel to the company’s bookkeeping and accounting operations to address this weakness in future periods. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our system of disclosure controls and procedures was not effective as of March 31, 2011 for the purposes described in this paragraph.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
a) Exhibits:

Number	Description	Location

2.1	Agreement and Plan of Merger dated October 5, 2010.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2010.
2.2	Form of Certificate of Designation of Series H Preferred Stock.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on October 6, 2010.
3.1	Certificate of Amendment to Articles of Incorporation dated August 10, 2010.	Incorporated by reference to Exhibit 3.19 to the Registrant’s Form 10-K filed on October 20, 2010.
4.1	$30,000 Convertible Promissory Note as assigned, amended and restated on January 13, 2011	Incorporated by reference to Exhibit 4.18 to the Registrant’s Form 10Q filed on February 22, 2011.
4.2	$50,000 Convertible Promissory Note issued on January 13, 2011	Incorporated by reference to Exhibit 4.19 to the Registrant’s Form 10Q filed on February 22, 2011.
4.3	$50,000 Convertible Promissory Note as assigned, amended and restated on January 27, 2011	Incorporated by reference to Exhibit 4.20 to the Registrant’s Form 10Q filed on February 22, 2011.
4.4	$35,000 Convertible Promissory Note issued on January 31, 2011.	Incorporated by reference to Exhibit 4.21 to the Registrant’s Form 10Q filed on February 22, 2011.
4.5	$20,000 Convertible Promissory Note issued on January 11, 2011.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10Q filed on May 23, 2011.
4.6	$35,000 Convertible Promissory Note issued on February 23, 2011.	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10Q filed on May 23, 2011.
4.7	$30,000 Convertible Promissory Note issued on March 30, 2011.	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10Q filed on May 23, 2011.
4.8	$7,500 Promissory Note issued on March 7, 2011.	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10Q filed on May 23, 2011.
4.9	$10,000 Promissory Note issued on March 8, 2011.	Incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10Q filed on May 23, 2011.
4.10	$5,000 Promissory Note issued on March11, 2011.	Incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10Q filed on May 23, 2011.
4.11	$10,000 Promissory Note issued on March 18, 2011.	Incorporated by reference to Exhibit 4.11 to the Registrant’s Form 10Q filed on May 23, 2011.
4.12	$25,750 Convertible Promissory Note as assigned, amended and restated on February 17, 2011	Incorporated by reference to Exhibit 4.12 to the Registrant’s Form 10Q filed on May 23, 2011.
4.13	$25,750 Convertible Promissory Note as assigned, amended and restated on February 17, 2011	Incorporated by reference to Exhibit 4.13 to the Registrant’s Form 10Q filed on May 23, 2011.

4.14	$35,000 Convertible Promissory Note as assigned, amended and restated on April 12, 2011.	Incorporated by reference to Exhibit 4.14 to the Registrant’s Form 10Q filed on May 23, 2011.
4.15	$25,000 Convertible Promissory Note issued on May 13, 2011.	Incorporated by reference to Exhibit 4.15 to the Registrant’s Form 10Q filed on May 23, 2011.
4.16	$29,000 Convertible Promissory Note as assigned, amended and restated on May 11, 2011.	Incorporated by reference to Exhibit 4.16 to the Registrant’s Form 10Q filed on May 23, 2011.
4.17	$25,000 Convertible Promissory Note as assigned, amended and restated on May 16, 2011.	Incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10Q filed on May 23, 2011.
10.1	2009 Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 11, 2010.
10.2	Investment Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 22, 2011.
10.3	Registration Rights Agreement by and among Flint Telecom Group, Inc. and Kodiak Capital Group, LLC dated November 23, 2010.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 22, 2011.
10.4	Amended and Restated Investment Agreement by and among Kodiak Capital Group and Flint Telecom Group, Inc. dated January 21, 2011.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 22, 2011.
10.5	Stock Subscription Agreement Form.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10Q filed on May 23, 2011.
31.1	Certification pursuant to 17 C.F.R. ss.240.15d-14(a) for Vincent Browne.	Filed electronically herewith.
32.1	Certification pursuant to 18 U.S.C. ss.1350 for Vincent Browne.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT TELECOM GROUP, INC.

Date: May 25, 2011             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                      Officer (Principal Financial Officer)