Form 10-Q/A
period 2010-12-31
FLINT TELECOM GROUP INC.
filed 2011-05-27
CIK 832370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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
 As of May 26, 2011, the Issuer had 179,793,173 Shares of Common Stock outstanding.

*All common stock share amounts and per share stock prices have been adjusted retroactively to account for a 1:20 stock split that went effective on January 14, 2011.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, of Flint Telecom Group, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on February 22, 2011 (the “Form 10-Q”) is to amend the following sections:

(i)	The Condensed Consolidated Balance Sheet of the unaudited financial statements, related to a reclassification of the Series H Convertible Preferred Stock;
(ii)	The Condensed Consolidated Statement of Stockholders' Deficit, related to a reclassification of the Series H Convertible Preferred Stock;
(iii)	Note 5 to the unaudited financial statements, related to the Series H Convertible Preferred Stock;

(iv)	Note 15 of the unaudited financial statements, related to the Series H Convertible Preferred Stock; and
(v)	Item 4: Controls and Procedures.

No other material changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q is written as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
a.	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	4
b.	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (unaudited)	6
c.	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited)	8
e.	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2010 (unaudited)	12
d.	Notes to the Condensed Consolidated Financial Statements (unaudited)	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4.	CONTROLS AND PROCEDURES	41
	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	43
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4.	REMOVED AND RESERVED	43
ITEM 5.	OTHER INFORMATION	43
ITEM 6.	EXHIBITS	43
		44
	SIGNATURES	46
	CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,311	$19,419
Accounts receivable, net of allowance for doubtful accounts of $218,015
for December 31, 2010 and $431,381 for June 30, 2010	1,884,223	1,049,648
Inventories	343,812	361,784
Prepaid expenses and other current assets	--	--
Current assets	2,314,346	1,430,851

Fixed assets:
Equipment	6,453,737	1,885,604
Capitalized leases – equipment	194,839	194,839
Total fixed assets	6,648,576	2,080,443
Less: accumulated depreciation	(2,024,394)	(1,839,372)
Net fixed assets	4,624,182	241,071

Deferred offering costs	28,333	--
Deposit	3,200	3,200
Other intangible assets, net	3,197,382	--
Debt issuance costs, net	9,100	--
Other assets	10,296	--
Total assets	$10,186,839	$1,675,122

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$4,706,430	$3,641,554
Cash overdraft	29,550	--
Other accrued liabilities	786,233	587,033
Accrued interest payable	1,817,392	650,897
Lease obligations – current	781,309	375,371
Lines of credit	2,773,805	2,038,102
Due to Flint Telecom Limited	163,160	156,042
Notes payable	1,856,637	1,935,163
Notes payable – related parties	2,123,351	2,061,861
Convertible notes payable, net of discount	1,883,919	517,059
Convertible notes payable – related parties	98,000	98,000
Other payable	35,961	--
Total current liabilities	17,055,747	12,061,082

Convertible notes payable – long term, net of discount	--	598,997
Lease obligations - long-term	--	405,938
Line of credit – long term	682,916	--
Total liabilities	17,738,663	13,066,017

Commitments and contingencies

Redeemable equity securities	4,876,782	4,515,379
Convertible preferred stock, net of discount	5,183,561	--
Stockholders' (deficit)
Preferred stock: $0.001 par value; 5,000,000 authorized, 607,000 issued and outstanding at December 31, 2010, 366,788 issued and outstanding at June 30, 2010	307	367
Common stock: $0.01 par value; 900,000,000 authorized, 41,147,225 issued and outstanding at December 31, 2010, 6,491,221 issued and outstanding at June 30, 2010	411,472	64,912
Common stock issuable	--	2,368
Additional paid-in capital	36,986,813	34,114,627
Deferred offering costs paid in common stock	(66,000)	--
Accumulated deficit	(54,944,759)	(50,088,548)
Total stockholders' (deficit)	(17,612,167)	(15,906,274)
Total liabilities, redeemable equity securities, convertible preferred stock and stockholders’ (deficit)	$10,186,839	$1,675,122

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

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months Ended December 31,
	2010	2009
SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash paid for interest	$--	$26,000
Cash paid for income taxes	$--	$--

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of notes payable and accrued interest	$600,581	$117,263

Discounts – warrants	$50,000	$779,091

Discounts – beneficial conversion	$652,229	$141,572

Capitalization of accrued interest to a note payable	$--	$190,000

Payment on lease obligations	$--	$36,000

Due from related party satisfied with redeemable preferred stock	$--	$384,548

Common stock issued upon conversion of notes payable and accrued interest	$--	$266,415

Common stock issued for deferred offering costs	$66,000	$--
Preferred shares issued for acquisitions:
Cash	$15,063	$--
Other assets	10,297	--
Fixed assets	4,568,133	--
Other intangible assets	3,319,239	--
Accounts payable	(361,068)	--
Accrued interest	(92,807)	--
Other payable	(35,961)	--
Line of credit	(1,422,896)	--
	$6,000,000	$--

Preferred stock beneficial conversion feature	$1,000,000	$--
Accrued dividends and penalties	$361,403	$--

See accompanying notes to condensed consolidated financial statements.

FLINT TELECOM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
	Preferred Shares (Series D, F & G)		Common Stock		Common Stock Issuable		Additional Paid in Capital	Deferred Offering Costs	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2010	366,780	$367	6,491,221	$64,912	236,842	$2,368	$34,114,627	$ -	$(50,088,548)	$(15,906,274)
Conversion of notes payable	-	-	7,754,456	77,545	-	-	31,586	-	-	109,131
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	350,957	-	-	350,957
Shares issued to consultants for services	-	-	312,500	3,125	118,750	1,188	146,438	-	-	150,750
Shares issued to officer, directors, employees for vested stock compensation	-	-	750,000	7,500			39,000	-	-	46,500
Stock payable issued	-	-	236,842	2,368	(236,842)	(2,368)	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	148,021	-	-	148,021
Conversion of preferred stock shares into common shares	(60,000)	(60)	300,000	3,000	-	-	(2,940)	-	-	-
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(112,088)	(112,088)
Net loss for the quarter	-	-	-	-	-	-	-	-	(2,089,583)	(2,089,583)
Balances at September 30, 2010	306,780	$307	15,845,019	$158,450	118,750	$1,188	$34,827,689	$ -	$(52,290,219)	$(17,302,586)

Conversion of notes payable	-	-	20,933,456	209,335	-	-	282,115	-	-	491,450
Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	516,488	-	-	516,488
Shares issued to consultants for services	-	-	2,250,000	22,500	-	-	48,833	-	-	71,333
Shares issued for deferred offering costs	-	-	1,500,000	15,000	-	-	51,000	-	-	66,000
Shares issued to officer, directors, employees for vested stock compensation	-	-	500,000	5,000	-	-	71,000	-	-	76,000
Stock payable issued	-	-	118,750	1,188	(118,750)	(1,188)	--	-	-	-
Stock compensation expense	-	-	-	-	-	-	139,688	-	-	139,688
~~Issuance of preferred stock~~	~~300,000~~	~~300~~	~~-~~	~~-~~	~~-~~	~~-~~	~~5,999,700~~	 ~~-~~	~~-~~	~~6,000,000~~
Beneficial conversion feature on preferred shares	-	-	-	-	-	-	1,000,000	-	(183,562)	(816,438)
Accrual of redeemable equity securities, dividends and penalties	-	-	-	-	-	-	-	-	(249,315)	(249,315)
Issue of warrents to holder of note payable	-	-	-	-	-	-	50,000	-	-	50,000
Deferred Offering Costs paid in Stock	-	-	-	-	-	-	-	(66,000)	-	(66,000)
Net loss for the quarter	-	-	-	-		-	-	-	(2,221,663)	(2,221,663)
Balances at December 31, 2010	306,780	$307	41,147,225	$411,472	-	$-	$36,986,813	$(66,000)	$(54,944,759)	$(17,612,167)

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

3.           Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business.  As reflected in the accompanying financial statements, Flint had a net loss of $4,311,246 and $28,865,778 for the six months ended December 31, 2010 and for the year ended June 30, 2010, respectively, negative cash flow from operating activities of $589,215 for the six months ended December 31, 2010, an accumulated stockholder’s deficit of $17,612,167 and a working capital deficit of $14,741,401 as of December 31, 2010.  Also, as of December 31, 2010, we had limited liquid and capital resources.  We are currently largely dependent upon obtaining sufficient short and long term financing in order to continue running our operations.

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

Under ASC 470-20, we have recorded a beneficial conversion feature of $1,000,000 as a discount on the Series H Convertible Preferred Stock of which we accreted $183,562 during the six months ended December 31, 2010.  Under ASC-10-S99, we have presented the total net value of the Series H Convertible Preferred Stock as temporary equity.

If the 300,000 currently issued Series H Convertible Preferred Shares were converted as of December 31, 2010, a total of 254,237,288 common shares would be issued based on the lowest per share conversion price of $0.0118.  However, these preferred shares are not convertible until October 25, 2011, and, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time.

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

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Effective October 25, 2010 we designated 600,000 shares of Series H Convertible Preferred Stock, with a $0.001 per share par value, and one vote for each preferred share issued. The fair value of the common stock into which the Series H Convertible Preferred Stock can be converted is $10.00 per preferred share. Each preferred share has a conversion value (or “liquidation value”) of $10.00 of common stock for each preferred share owned. The 600,000 shares of Series H Convertible Preferred Stock therefore represents an aggregate value of $6 million in common stock when converted. The Series H Convertible Preferred Stock are not redeemable and the holders have no right to receive cash in lieu of converting into common stock under the conversion terms.

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

Under ASC 480-10-S99, we recorded a debt discount of $1,000,000 on the Series H Convertible Preferred Stock of which we accreted $183,562 during the six months ended December 31, 2010.Under ASC-10-S99, we have presented the total net value of the Series H Convertible Preferred Stock as temporary equity.

If the 300,000 currently issued Series H Convertible Preferred Shares were converted as of December 31, 2010, a total of 254,237,288 common shares would be issued based on the lowest per share conversion price of $0.0118.  However, these preferred shares are not convertible until October 25, 2011, and, the Power2Process and Ingedigit shareholders as a group cannot hold more than 4.99% of Flint’s total issued and outstanding common stock at any one time.

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

See Note 10 regarding the Series E preferred stock outstanding and see Note 5 for the Series H preferred stock outstanding as of December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

 (a) Evaluation of disclosure controls and procedures. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Our Chief Executive Officer / Chief Financial Officer identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.  The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of this situation, management has considered adding personnel to the company’s bookkeeping and accounting operations to address this weakness in future periods. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our system of disclosure controls and procedures was not effective as of December 31, 2010 for the purposes described in this paragraph.

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

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

FLINT TELECOM GROUP, INC.

Date: May 27, 2011             By: /s/ Vincent Browne
                                                     ---------------------------------------
                                                      Vincent Browne,
                                                      Chief Executive Officer (Principal
                                                       Executive Officer), and Chief Financial
                                                       Officer (Principal Accounting Officer)